Form 10-K
period 2021-09-30
Fluence Energy, Inc.
filed 2021-12-14
CIK 1868941

Table of Content

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2021
OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-40978
Fluence Energy, Inc.
(Exact name of registrant as specified in its charter)

Delaware	87-1304612
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4601 Fairfax Drive, Suite 600 Arlington, Virginia	22203
(Address of Principal Executive Offices)	(Zip Code)
(833)358-3623
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.00001 par value	FLNC	The Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
As of March 31, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant did not have a public float because there was no established public market for the registrant’s common stock.
As of December 13, 2021, the registrant had 54,143,275 shares of Class A common stock outstanding and 117,173,390 shares of Class B-1 common stock outstanding.

Table of Content
Documents Incorporated by Reference
Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended September 30, 2021.

Table of Content
-i-

Table of Content

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Certain statements in this Annual report on Form 10-K (this “Annual Report”), excluding historical information, contain or may contain forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Statements regarding our future results of operations and financial position, business strategy and plans, and objectives of management for future operations, including, among others, statements regarding expected growth, future capital expenditures and debt service obligations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
Factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but are not limited to, the following:
•our future financial performance, including our ability to achieve or maintain profitability;
•our ability to successfully execute our business and growth strategy;
•the sufficiency of our cash and cash equivalents to meet our liquidity needs;
•our ability to attract and retain customers;
•our ability to develop new offerings and services, including digital applications;
•our ability to optimize sales channels and market segmentation;
•our ability to compete with existing and new competitors in existing and new markets and offerings;
•the continued impact of the COVID-19 pandemic on our ground operations at project sites, our manufacturing facilities and our suppliers and vendors;
•our ability to maintain customer contracts due to events and incidents relating to storage, delivery, installation, operation and shutdowns of our energy storage products, including events and incidents outside of our control;
•our ability to prevent defects, errors, or bugs in hardware or software of our products and technology as well as any product liability or other claims;
•our expectations regarding the effects of existing and developing laws and regulations;
•our expectations regarding our global growth;
•our expectations regarding the size and growth of our existing and future markets in which we compete;
•our expectations concerning our relationships with third parties;
•our ability to maintain, protect, and enhance our intellectual property;
•the increased expenses associated with being a public company;
•the continued listing of our securities on the Nasdaq Global Market;
•the significant influence the Continuing Equity Owners (as defined herein) have over us, including control over decisions that require the approval of stockholders; and
•other factors detailed under the heading “Risk Factors” in Part I, Item 1A. of this Annual Report.
-ii-

Table of Content
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Annual Report. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Many of the important factors that will determine these results are beyond our ability to control or predict. Accordingly, you should not place undue reliance on any such forward-looking statements. We qualify all of our forward-looking statements by these cautionary statements. Any forward-looking statement speaks only as of the date on which it is made, and, except as otherwise required by law, we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
-iii-

Table of Content
PART I
ITEM 1. BUSINESS
Inception and Organization
Fluence Energy, Inc., a Delaware corporation (“the Company”), was formed on June 21, 2021. We conduct our business operations through Fluence Energy, LLC and its direct and indirect subsidiaries. Fluence Energy, LLC was formed on June 30, 2017 as a joint venture between Siemens Industry, Inc. (“Siemens Industry”), an indirect subsidiary of Siemens AG (“Siemens”), and AES Grid Stability, LLC (“AES Grid Stability”), an indirect subsidiary of the AES Corporation (“AES”), and commenced operations on January 1, 2018. We refer to Siemens Industry and AES Grid Stability as the “Founders” in this Annual Report.
On December 27, 2020, Fluence Energy, LLC entered into an agreement with QIA Florence Holdings LLC (“QFH” or the “Blocker Company”) for a $125.0 million investment to accelerate our growth and the global deployment of our offerings. QFH is an affiliate of the Qatar Investment Authority (“QIA”), the sovereign wealth fund of Qatar, and its subsidiaries and affiliates. Following the completion of the transaction on June 9, 2021, Siemens Industry, AES Grid Stability and QFH (collectively, the “Original LLC Owners”) held 43.2%, 43.2% and 13.6%, respectively, of the limited liability interests (the “LLC Interests”) of Fluence Energy, LLC.
Except where the content clearly indicates otherwise, any reference in this Annual Report to “Fluence,” “we,” “us,” “our” or “the Company” refers to Fluence Energy, Inc. and all of its direct and indirect subsidiaries, including Fluence Energy, LLC. When used in a historical context that is prior to the completion of our IPO (defined below) on November 1, 2021, “we,” “us,” “our” or “the Company” refer to Fluence Energy, LLC and its subsidiaries.
Initial Public Offering and Related Transactions
On November 1, 2021, the Company completed an initial public offering (the “IPO”) in which it issued and sold 35,650,000 shares of its Class A common stock, par value $0.00001 per share, at the public offering price of $28.00 per share, which includes the exercise by the underwriters of their option to purchase an additional 4,650,000 shares of the Company’s Class A common stock. The net proceeds to the Company from the IPO were $948.0 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company.
We consummated the following transactions in connection with the IPO (collectively with the IPO, the “Transactions”):
•we amended and restated the existing limited liability company agreement of Fluence Energy, LLC, which became effective prior to the consummation of the IPO, to, among other things, (1) recapitalize all existing ownership interests in Fluence Energy, LLC into 135,666,665 LLC Interests and (2) appoint Fluence Energy, Inc. as the sole managing member of Fluence Energy, LLC upon its acquisition of LLC Interests;
•we amended and restated Fluence Energy, Inc.’s certificate of incorporation to, among other things, provide (1) for Class A common stock, with each share of our Class A common stock entitling its holder to one vote per share on all matters presented to our stockholders generally, (2) for Class B-1 common stock, with each share of our Class B-1 common stock entitling its holder to five votes per share on all matters presented to our stockholders generally, (3) for Class B-2 common stock, with each share of our Class B-2 common stock entitling its holder to one vote per share on all matters presented to our stockholders generally, and that shares of our Class B-1 and Class B-2 common stock may only be held by the Founders and their respective permitted transferees;
•we acquired, by means of one or more mergers (the “Blocker Mergers”), the Blocker Company and issued to its owner, Qatar Holding LLC (the “Blocker Shareholder”), 18,493,275 shares of our Class A common stock as consideration in the Blocker Mergers;
•we issued 117,173,390 shares of our Class B-1 common stock to the Founders, which is equal to the number of LLC Interests held by such Founders, for nominal consideration;
•we used the net proceeds from the IPO to purchase 35,650,000 newly issued LLC Interests directly from Fluence Energy, LLC at a price per unit equal to the initial public offering price per share of Class A common stock in the IPO less the underwriting discount and estimated offering expenses payable by us;
•Fluence Energy, LLC used the net proceeds from the sale of LLC Interests to Fluence Energy, Inc. to repay all outstanding borrowings under our existing Line of Credit and the Promissory Notes (each as defined in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”), and intends to use the remainder for working capital and other general corporate purposes;

Table of Content
•AES Grid Stability, Siemens Industry, and the Blockers Shareholder (collectively, the “Continuing Equity Owners”) and Fluence Energy, Inc. have entered into (1) the Stockholders Agreement and the (2) the Registration Rights Agreement, and Fluence Energy, Inc., Fluence Energy, LLC, and the Founders entered into a tax receivable agreement (the “Tax Receivable Agreement”). See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Tax Receivable Agreement” for further discussion of the Tax Receivable Agreement.
Immediately following the consummation of the Transactions:
•Fluence Energy, Inc. became a holding company and its principal asset consists of LLC Interests it purchases directly from Fluence Energy, LLC and acquired indirectly from the Blocker Shareholder;
•Fluence Energy, Inc. became the sole managing member of Fluence Energy, LLC and controls the business and affairs of Fluence Energy, LLC and its direct and indirect subsidiaries;
•Fluence Energy, Inc. owns, directly or indirectly, 54,143,275 LLC Interests, representing approximately 31.6% of the economic interest in Fluence Energy, LLC;
•the Founders own (1) 117,173,390 LLC Interests, representing approximately 68.4% of the economic interest in Fluence Energy, LLC and (2) 117,173,390 shares of Class B-1 common stock of Fluence Energy, Inc., representing approximately 91.5% of the combined voting power of all of Fluence Energy, Inc.’s common stock;
•the Blocker Shareholder owns (1) 18,493,275 shares of Class A common stock of Fluence Energy, Inc., representing approximately 2.9% of the combined voting power of all of Fluence Energy, Inc.’s common stock and approximately 34.2% of the economic interest in Fluence Energy, Inc., (2) directly and indirectly through Fluence Energy, Inc.’s ownership of LLC Interests, approximately 10.8% of the economic interest in Fluence Energy, LLC;
•the investors in our IPO own (1) 35,650,000 shares of Class A common stock of Fluence Energy, Inc., representing approximately 5.6% of the combined voting power of all of Fluence Energy, Inc.’s common stock and approximately 65.8% of the economic interest in Fluence Energy, Inc., and (2) through Fluence Energy, Inc.’s ownership of LLC Interests, indirectly hold approximately 20.8% of the economic interest in Fluence Energy, LLC; and
•we have 23,988,372 shares of Class A common stock reserved for issuance pursuant to awards under our incentive compensation plans.

Overview
Fluence is a leading global provider of energy storage products and services and artificial intelligence (AI)-enabled digital applications (“Fluence IQ”) for renewables and storage. Our energy storage products are built on our sixth-generation technology stack (“Tech Stack”), which combines our modular, factory-built hardware (“Fluence Cube”) with a proprietary edge-based controls system (“Fluence OS”). Our service offerings include delivery services and recurring operational services, as well as financing structuring services, such as energy-storage-as-a-service (“ESaaS”). The Fluence IQ Digital Platform includes the Fluence Bidding Application, which delivers AI-powered market bidding optimization for solar, wind, and energy storage assets, including non-Fluence energy storage systems.
As of September 30, 2021, we had 1.0 gigawatts (“GW”) of energy storage assets deployed and 2.7 GW of contracted backlog across 29 markets with a gross global pipeline of 14.2 GW. As of September 30, 2021, our global operational and maintenance (“O&M”) services team was providing services for 0.8 GW of energy storage assets, with a further 1.9 GW of contracted backlog. See the “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Metrics” for additional information regarding our deployed assets, contracted backlog and pipeline.
In October 2020, we acquired the software and digital intelligence platform of Advanced Microgrid Solutions (“AMS”), a leading artificial intelligence-enabled optimized bidding software for utility-scale storage and renewable generation assets, which became the Fluence Bidding Application. As of September 30, 2021, we had an aggregate of 3.1 GW of renewable energy assets using the Fluence Bidding Application and 1.6 GW of contracted backlog related to renewable and energy storage assets. We expect our services and Fluence IQ digital applications, including the Fluence Bidding Application, to expand meaningfully over the next five years and contribute increasingly to our bottom-line growth.

Table of Content
Our Industry and Market Opportunity
Climate change is an existential threat. Severe weather events and broader awareness of the financial implications of climate change are driving a systemic global transition away from fossil fuels towards sustainable energy systems. However, renewable generation, unlike fossil fuel generation, has no inherent storage capacity and can only be used in favorable wind and solar conditions. Energy storage is therefore a critical enabler of large-scale adoption of 24/7 renewable energy. Furthermore, accelerating electrification of industries such as transportation is driving demand for more generation. Energy storage can help both serve and smooth additional peak demand, improving grid reliability and managing energy requirements.
As the first truly digital asset on the electric grid, energy storage is also a uniquely flexible tool for grid planners, operators, and power providers. We believe energy storage sits at the epicenter of the global clean energy transition and represents the backbone of a massive change in our energy market infrastructure driven by three key trends: Grid modernization, decarbonization, and digitalization. The energy transformation will require $100 trillion of investment through 2050 based on the midpoint of Bloomberg New Energy Finance’s (“BloombergNEF”) NEO 2020 clean electricity and green hydrogen pathway.
Energy Storage Market Opportunity
The energy storage market is comprised of three components:
• Energy storage products — the components (including batteries), professional services, and labor required to manufacture, assemble, and install products. The energy storage products market is driven by the deployment of new energy storage products globally, and its addressable market is comprised of the annual spend associated with the manufacturing, delivery, and installation of new energy storage products. According to BloombergNEF, global annual energy storage capacity installations, excluding the residential market, grew from 0.6 GW a year in 2015 to 3.8 GW a year in 2020, and are expected to grow to 34.2 GW a year by 2030. We believe most forecasts for the energy storage sector, including BloombergNEF’s, understate the size and market opportunity as forecasts generally only account for spend associated with the physical energy storage asset and do not account for the associated service and digital spend.
• Services — recurring operational and maintenance services that energy storage products require, management services that are provided by third parties when asset owners outsource the operations of their systems, and the provision of ESaaS. The services market is driven by the growth in installed energy storage products globally, and its addressable market is comprised of the recurring annual service spend across the entire fleet of energy storage products, which is continuing to grow through new product installations. According to BloombergNEF, global installed energy storage capacity, excluding the residential market, grew 57% per annum between 2015 and 2020, and the installed base is expected to grow at a 31% annual growth rate through 2030. BloombergNEF forecasts that global installed energy storage capacity will reach 193.7 GW by 2030, excluding the residential market.
• Digital applications and solutions — operating systems, applications, such as trading platforms that allow system owners to manage their grid participation, and dynamic capacity services, such as virtual power plants (“VPPs”). These trading platforms and VPPs can be deployed on both energy storage assets and renewable and conventional generation assets. The digital applications and solutions sector is driven by the growth in installed energy storage products and renewable and conventional generation assets, and its addressable market is comprised of the total global installed fleet of energy storage products and renewable and conventional generation assets. The digital applications and solutions economic model is primarily structured as (i) $/kilowatt (“kW”) recurring fixed fees, and in some cases (ii) $/kW performance-based incentive fees both calculated based on the GWs of storage and generation assets on which digital applications and solutions service offerings are deployed. We believe there is an opportunity to not only deploy digital applications and solutions on individual assets but also across entire energy storage fleets and portfolios of generation assets to improve their collective performance and economic output, and to reduce the overall carbon footprint of the electric grid by optimizing the interactions between different asset types.
We believe there are multiple factors driving continued growth in the energy storage sector, including:
• The accelerating transition from fossil to renewable generation is expected to require significant increases in energy storage capacity to both offset potential grid instability caused by intermittent renewable resources and enable the use of power from renewable generation assets at times when the natural resource is unavailable.
• Growing capacity constraints on existing power grids that were not designed to support distributed and renewable generation infrastructure or technologies such as electric vehicles are positioning energy storage assets as a key solution.
• A forecasted reduction in the battery cost, estimated by BloombergNEF to be approximately 8% annually from 2020 to 2030, is expected to improve the economics of energy storage and support the development of larger energy storage systems.

Table of Content
• The levelized cost of storage (“LCOS”) of battery storage has decreased from an estimated $324/MWh in 2018 to an estimated $192/MWh in 2020, according to the Lazard Levelized Cost of Storage Analysis. This reduction in cost makes battery storage economically competitive with the gas peaking power plants which are estimated in 2020 to have a levelized cost of energy (“LCOE”) range of $151/MWh to $198/MWh, according to the Lazard Levelized Cost of Energy Analysis.
• Environmental responsibility has become a priority for major companies and investors, with over 300 major companies having pledged to source 100% of their energy from renewables as part of the RE100, a global corporate renewable energy initiative.
• Governments across the globe have announced policies to support the transition from fossil fuels to low-carbon forms of energy.
Our Products and Services
Our offerings include energy storage products and delivery services, recurring operational services and digital solutions and applications for energy storage and other power assets. We have repeatedly pioneered new use cases for grid-scale energy storage. Some of the uses we have supported include frequency regulation, generation enhancement, capacity peak power, energy cost control, microgrids/islands, renewable integration, virtual dams, T&D enhancement, and critical power.
Energy Storage Products
We sell highly configurable energy storage products with integrated hardware, software and digital intelligence. We offer three energy storage products built on our sixth-generation Tech Stack foundation, which are optimized for common customer use cases but can be configured for specific use cases:
•Gridstack™:   grid-scale, industrial-strength energy storage product designed for demanding market applications with industry-leading reliability, scalability, and safety. Its design is built for applications including flexible peaking capacity, frequency regulation, renewable integration, transmission, and distribution enhancement and more.
•Sunstack™:   designed to optimize solar capture and delivery. Its product architecture unites batteries and PV on the same side of the DC bus to take advantage of higher PV-to-inverter ratios, maximize solar yield, and simplify the interconnection process.
•Edgestack™:   commercial energy storage product that discharges when needed to flatten a facility’s energy load profile, resulting in significantly reduced demand charges. The fully integrated product is available in smaller-size building blocks that can be easily configured to meet the needs of individual facilities and aggregated across fleets or locations without time-consuming redesigns.
We also offer comprehensive engineering and delivery services to support the deployment of our storage products. Customers can select from a range of delivery service, from project design to full-wrap turnkey installation.
We have designed our energy storage products to allow for licensing to third-party partners, and plan to offer the ability to license Fluence products, services, and digital applications to partners targeting specific geographies and market use cases.
Sixth-Generation Technology Stack
The Tech Stack, which is comprised of our Fluence Cube, Fluence OS, and Fluence IQ, builds upon 13 years of development in prior generations, reflecting ongoing safety and design improvements. The Fluence Cube is a modular, factory-built, approximately 8’x8’x8’ building block that delivers safe, scalable, cost-effective products. Our battery and supplier-agnostic system architecture allows us to deliver optimized solutions for our customers on a global scale while incorporating the latest technology components. Fluence OS is a fully integrated edge controls platform with comprehensive control, asset management and system visibility across single sites or entire fleets. The Fluence IQ Digital Platform supports applications to improve revenue generation, system decision-making, asset performance, and operations.

Table of Content
Services
Operational & Maintenance Services
In addition to energy storage products, our offerings include delivery services and recurring operational services. Our recurring O&M services are designed around customer business needs, in-house capabilities, performance requirements, and risk profiles. We offer four operational services packages: Guided Services, Shared Services, Complete Services and Asset Management. These packages provide varying levels of training, maintenance, guarantees, warranties, and support to address our customers’ desired level of active system management. The service levels range from providing comprehensive training for customers to performing full asset operation and management on behalf of the customer. Fluence services help secure products with back-to-back original equipment manufacturer (“OEM”) equipment warranties and extensive claims support. We help safeguard customer asset revenue potential over project life with degradation, capacity, and availability guarantees. Preventive and reactive maintenance services maintain equipment and optimal operating conditions, backed by 24/7 support and what we believe to be the most experienced team in the industry.
Energy Storage-as-a-Service
Fluence, working with third-party financial partners, including Siemens Financial Services, offers financing structuring services to customers. For instance, ESaaS enables customers to access the benefits of energy storage without upfront investment or technical expertise.
We are continuously innovating new service offerings for our customers, including providing support for Fluence products, services, and digital applications to channel partners such as Siemens.
Digital Applications and Solutions
Our team is continuously expanding the digital applications we offer to customers. Those applications may include internally developed applications as well as third-party applications offered through the Fluence IQ Digital Platform.
Our proprietary operations platform, Fluence OS, enables asset owners to manage storage system operations according to pre-set modes and access real-time information through cloud-based data. It is an integral part of all our energy storage product sales. Fluence IQ encompasses proprietary artificial intelligence and data science technologies to enable the advanced capabilities of our digital applications. Fluence IQ leverages terabytes of data gathered from Fluence OS and external sources to inform price forecasting, anomaly detection, and system size optimization. Fluence OS controls software enables Fluence energy storage products to deliver critical grid services such as primary frequency regulation, secondary frequency response, fast frequency response, peak shaving, voltage regulation, power factor regulation, non-spinning reserves, capacity peak power, solar energy time-shifting, firm solar export, energy arbitrage, and more. Fluence also delivers stacking of grid services, allowing storage assets to perform multiple services simultaneously and increase revenue-generating opportunities. In addition to Fluence OS, we offer specialized digital applications, such as the Fluence Bidding Application.
The Fluence Bidding Application, which we acquired from AMS in 2020, is an artificial intelligence-enabled bidding software for utility-scale storage and renewable and conventional generation assets, enabling customers to optimize asset trading in wholesale electricity markets. One of the goals of the AMS acquisition is to combine Fluence’s insights from deep experience operating energy storage products globally with the Fluence Bidding Application’s optimized market participation capabilities.
The Fluence Bidding Application provides energy traders with a range of optimization solutions:
•Advanced Price Prediction:   State-of-the-art machine learning techniques, producing an ensemble of price forecasts (P10 to P90) for each product across day-ahead and real-time markets;
•Optimized Bidding:  Stochastic optimization that captures technical constraints and business objectives to produce bids across energy and ancillary services in day-ahead and real-time markets; and
•Automated Trading:   System-generated complete bid files (with option for customer override) for seamless transmission to market operators and real-time review of market results.
Our Bidding Application is technology-agnostic (it can be applied to wind and solar assets as well as energy storage assets) and vendor-agnostic (it is available to optimize non-Fluence storage products), and is delivered using cloud-based software-as-a-service, avoiding requirements for onsite hardware or software installations. Our pricing strategy is based on a volume-based subscription fee with the ability to start with a smaller scale and increase the number of assets covered by the software as customers build out their fleets, along with the potential for performance-based revenue-sharing structures.

Table of Content
In addition to the existing Fluence Bidding Application, we plan to develop a suite of market-agnostic Fluence IQ digital applications that will increase our addressable market by accelerating our entry into U.S. regulated power markets, expanding our existing presence in U.S. wholesale power markets, and enabling our entry into wholesale power markets in Europe and Asia. This includes potentially incorporating carbon optimization into digital applications such as a bidding app, a dispatch app, a manage app and an invest app that can be modified by the customer for any organized market and any renewable asset type.
We are also planning to introduce improvements and additional functionality to our digital applications, enabling customers to select an optimized set of features to fit their needs. Developing new digital capabilities and applications enables us to innovate new business models, like virtual power plants or structuring an ESaaS offering to support a faster and more efficient clean energy transition.
Our Growth Strategy
Our growth strategy includes leveraging our global scale, technology leadership, and market share position to help transform the way we power our world for a more sustainable future. We intend to further develop energy products, services and digital applications into solutions that solve our customers’ energy challenges, and expand our services with additional value-add offerings. We aim to create an optimized production organization, develop mass manufacturing facilities globally, and continue to secure partnerships with key battery suppliers. We are also focused on expanding standardized offerings that are optimized for each of our sales channels and moving to a more localized, regional organizational structure to better support customers and sales channels, improve logistics, and enhance market focus. Furthermore, we continue to explore disruptive digitally driven business models, including ESaaS, wide-ranging dynamic capacity, virtual storage, asset- and revenue-sharing models, and other offerings.
We will continue leveraging our partnerships with AES and Siemens, which provide built-in and growing customer bases and an international sales channel, as well our sponsor relationship with QIA, that may help us to form relationships with additional technology partners, customers and suppliers. Furthermore, we have made, and expected to continue to make acquisitions in order to achieve synergies and capture cross-selling opportunities. For example, we acquired AMS in October 2020 and have fully integrated the team and technology into Fluence and grown adoption of the Fluence Bidding Application software by 1.7 GW.

Our Customers
We have deployed energy storage products in 29 markets on six continents. We sell our products to a wide range of customers around the world, including utilities / load-serving entities, independent power producers, developers, conglomerates, and commercial & industrial (“C&I”) customers. In fiscal year 2021, our five largest customers represented approximately 76% of our revenues. As of September 30, 2021, we had a gross global pipeline of 14.2 GWs, and customers in the United States composed the largest portion of our gross global pipeline at 7.5 GWs or 53%, with the United Kingdom following at 1.5 GWs or 10%, and Germany at 0.6 GWs or 4%.
Environmental, Social, and Governance
We are a purpose-built, purpose-driven company on a mission to transform the way we power our world for a more sustainable future. We support the clean energy transition by enabling greater adoption of renewable energy and decarbonized technologies such as electric vehicles and reduced use of thermal generation resources. Our offerings enable more sustainable, reliable, and resilient electric grids in a repeatable, scalable way.
We endeavor to go beyond the inherent environmental aspects of our technology and implement sustainable and ethical processes throughout our organization. Our supplier code of conduct is at the core of our compliance expectations, and addresses environmental protection, child labor, conflict minerals, and anti-corruption, among other areas. In addition, we only purchase raw materials and minerals from trusted suppliers. In sourcing cobalt for example, we request that suppliers provide an official cobalt statement disclosing its origin, and we only buy cobalt battery chemistry from suppliers who are part of a sustainable cobalt sourcing initiative. In 2021, our supply chain sustainability coordinator engaged the Carbon Disclosure Project to conduct an audit of our supply chain’s carbon footprint.
We are committed to implementing responsible environmental and ethical practices in our corporate offices as well as our supply chain. Our offices are internationally certified to ISO 14001, which requires an organization to implement and demonstrate compliance with an effective environmental management system to identify and control the environmental impact of its activities, products, and services; continually improve environmental performance; and implement a systematic approach to setting environmental objectives and targets.
We plan to report how we oversee and manage environmental, social, and governance (“ESG”) factors material to our business under the sector-specific ESG standards recommended by the Sustainability Accounting Standards Board (the “SASB”), including an annual sustainability report. As part of our plan to provide ESG disclosures pursuant to SASB standards, we will evaluate aligning our internal sustainability goals with certain United Nations Sustainable Development Goals.

Table of Content
Human Capital Management
We believe our workforce is critical to our success and we strive to create a positive, equitable, and safe work environment. A survey of employees during the pandemic revealed that most people prefer to work remotely rather than in the office, so Fluence has moved to a 75% remote work policy permanently and offers employees a stipend for home office equipment. To create a culture of transparency, we maintain a regular cadence of communications from the executive leadership team to employees, including emails, quarterly all hands meetings, Q&A sessions, and employee resource groups with executive sponsors.
As of September 30, 2021, we had approximately 450 full-time employees. None of our employees in the United States are represented by a labor union. As of September 30, 2021, approximately 86 of our employees in Germany were represented by a works council. We have not experienced any employment-related work stoppages, and we consider relations with our employees to be good.
Our purpose-driven culture has fostered a work environment in which employees feel supported, empowered to develop in their careers, and fulfilled in their work. Initiatives driven by this culture include a partnership with Inova through which we provide free professional and wellness services to employees and professional development courses made available to all employees. To assess and continually improve employee sentiment, we conduct regular employee surveys soliciting feedback on topics such as work/life balance, working remotely, career development, and mentorship.
Fluence is internationally certified to ISO 9001, a quality management standard that ensures a commitment to customer satisfaction, purpose-driven leadership, and equitable involvement for all employees. Fluence is also internationally certified to ISO 45001, an occupational health and safety standard which requires certain proactive measures to ensure employee safety and reduce workplace risks. Fluence’s corporate headquarters is certified to SA8000, which demonstrates our commitment to the elimination of unethical and discriminatory labor practices, while affirming workers’ rights, livable wages, and treating all people with dignity.
Fluence is committed to fostering a culture of diversity and inclusion that makes our employees feel safe and engaged. We have conducted trainings for hiring managers on how to avoid bias in the interview process and formed a diversity and inclusion working group to identify and address areas for improvement. Our workforce includes citizens of 38 countries. Women represent 24% of our total workforce and 40% of our key corporate management roles.
Manufacturing
Our manufacturing strategy is designed to meet our key objectives: limit capital-intensive and low value-added activities that can be outsourced to other companies; maintain a capital light business model; minimize labor content where possible; minimize the amount of assembly our customers are required to do at the site; and minimize material movement both from vendors to us and within factories.
Mass manufacturing is a cornerstone of our product delivery approach and a key to driving down product cost and delivering at scale. We aim to create an optimized production organization, develop mass manufacturing capabilities globally through contract manufacturing, and continue to secure partnerships with key battery suppliers. We believe that enhancing our product-focused model and supply chain leverage will support our global growth objectives and result in superior unit economics.
We have entered outsourcing contracts for the assembly and production of our Fluence Cube, which ship directly from our contract manufacturers to job sites or designated warehouses. By using regional contract manufacturers, we can drop ship products directly to our customers’ sites, which improves working capital turnover, quality, and inventory management. The Fluence Cube is currently manufactured in Asia, and we intend to expand manufacturing to sites in North America and Europe.
We have developed a global supply chain with an evolving regionally focused operational model with the objective of allowing us to assemble products in proximity to major markets to minimize material movement, working capital investment, and costs of goods sold. Additionally, we believe that the volume of key components we purchase, such as lithium-ion batteries, provides us preferential pricing, terms, and availability from our suppliers, creating a competitive advantage. We recently entered into a technology co-development and supply agreement with Northvolt that expands our battery supply chain into Europe. Pursuant to this agreement, we have a license to develop, manufacture and commercialize an optimized battery subsystem that is significantly more energy dense than today’s standard solutions. The agreement also enables us to deploy a battery management system that can be integrated with other vendors to extend our value chain, develop battery competencies, and lower total cost of ownership.
Intellectual Property
The success of our business depends, in part, on our ability to maintain and protect our proprietary technologies, information, processes and know-how. We rely primarily on patent, trademark, copyright and trade secret laws, confidentiality agreements and procedures, and other contractual arrangements to protect our technology. Fluence also has a perpetual license (terminable in the event of an uncured material breach) to certain patents and other intellectual property that belong to AES and Siemens, including methods for cooling inverters, overvoltage protections, and transfer of large amounts of data (methodology).

Table of Content
We rely on trade secret protection and confidentiality agreements to safeguard our interests with respect to proprietary know-how and software that is not patented and processes for which patents are difficult to enforce. We believe that many elements of our manufacturing processes involve proprietary know-how, technology or data that are not covered by patents or patent applications, including technical processes, test equipment designs, algorithms, and procedures.
We require our customers and business partners to enter into confidentiality agreements before we disclose any sensitive aspects of our technology or business plans.
Seasonality
We experience seasonality and typically see increased order intake in our third and fourth fiscal quarters, driven by demand in the Northern Hemisphere to install energy storage products before the summer of the following year. Combined third and fourth fiscal quarter order intake generally accounted for 80% or more of our total intake each year. As a result, revenue recognition is typically stronger in our third and fourth fiscal quarters. Cash flows historically have been negative in our first and second fiscal quarters, neutral to positive in our third fiscal quarter, and positive in our fourth fiscal quarter. Our services and digital application offerings do not experience the same seasonality given their recurring nature.
Competition
Our products, services, and digital applications are highly specialized and specific to the clean energy industry. The unique expertise required to design these offerings as well as customers’ reluctance to try unproven products has confined the number of firms that produce such products to a relatively small number, particularly in the segments we are targeting. In addition, we are continuously engaging in developing new use cases and opening new market segments, which are often less contested.
Our principal competitors include Tesla and Wartsila, but competition varies by geography, grid service or customer segment. A key differentiator is our ability to identify customer needs and deliver customer-centric products, services, and use cases that can compete in the market either as packages or standalone offerings. We believe we compete favorably based on performance and value-creation, including low total cost of ownership, long-term reliability, varied service options, and convenient and efficient sales and delivery processes.
Government Regulation and Compliance
Governments across the globe have announced policies to support the transition from fossil fuels to low-carbon forms of energy. For example, the United States recently rejoined the Paris Agreement, an international climate change agreement among almost 200 nations that calls for countries to set their own greenhouse gas (“GHG”) emissions targets and be transparent about the measures each country will use to achieve these targets, and proposed a tax incentive for standalone energy storage projects as part of President Biden’s American Jobs Plan. Internationally, the European Union has proposed legislation targeting achieving net-zero emissions by 2050, Australia announced a targeted two thirds reduction in the emissions intensity of its economy by 2030, and India pledged to achieve a 33 – 35% reduction in emissions intensity by 2030.
Current and future legislation or regulations that may be adopted to address climate change could make lower GHG-emitting energy sources, such as solar and wind, more desirable than higher GHG-emitting energy sources, such as coal and natural gas. As a result, such climate change regulatory and legislative initiatives with more stringent limitations on GHG emissions would potentially increase the demand for energy storage products.
There are varying policy frameworks across the United States and abroad designed to support and accelerate adoption of clean and/or reliable distributed generation technologies. These policy initiatives come in the form of tax incentives, cash grants, performance incentives, and/or electric tariffs.
Our energy storage products are currently installed or in delivery in Arizona, California, Colorado, Indiana, Maryland, Massachusetts, New York, New Jersey, North Carolina, Ohio, Pennsylvania, Texas, and West Virginia, each of which has its own enabling policy framework. Some states have utility procurement programs and/or renewable portfolio standards for which our technology is eligible. Many states, including California, Massachusetts, and New York, offer tax exemptions or other customer incentives. These policy provisions are subject to change.
Although we generally are not regulated as a utility, federal, state, and local government statutes and regulations concerning electricity heavily influence the market for our product and services. These statutes and regulations often relate to electricity pricing, net metering, incentives, taxation, competition with utilities and the interconnection of customer-owned electricity generation. In the United States, governments continuously modify these statutes and regulations. Governments, often acting through state utility or public service commissions, change and adopt different rates for commercial (and residential) customers on a regular basis. These changes can have a positive or negative impact on our ability to deliver cost savings to customers for the purchase of electricity.

Table of Content
Several states have an energy storage mandate or policies designed to encourage the adoption of storage. For example, Virginia has a mandate for 3.1 GW of energy storage by 2035, California offers a cash rebate for storage installations through the Self Generation Incentive Program, and Massachusetts and New York offer performance-based financial incentives for storage. Storage installations also are supported in certain states by state public utility commission policies that require utilities to consider alternatives such as storage before they can build new generation. In February 2018, the Federal Energy Regulatory Commission (“FERC”) issued Order 841 directing regional transmission operators and independent system operators to remove barriers to the participation of storage in wholesale electricity markets and to establish rules to help ensure storage resources are compensated for the services they provide. An appeal of Order 841 filed by utility trade associations and other parties challenging the extent of FERC’s jurisdiction over storage resources connected to distribution systems (among other issues) is currently pending before the U.S. Court of Appeals for the D.C. Circuit. In September 2020, the FERC issued Order 2222 opening U.S. wholesale energy markets to aggregations of distributed energy resources like rooftop solar, “behind the meter” batteries and electric vehicles.
Energy storage products require interconnection agreements from the applicable authorities having jurisdiction to operate. In almost all cases, interconnection agreements are standard form agreements that have been pre-approved by the local public utility commission or other regulatory body with jurisdiction over interconnection agreements. As such, no additional regulatory approvals are typically required once interconnection agreements are signed.
Permits and Approvals
Each of our installations or customer installations must be designed, constructed, and operated in compliance with applicable federal, state, and local regulations, codes, standards, guidelines, policies, and laws. To install and operate energy storage products on our platform, we, our customers, or our partners, as applicable, are required to obtain applicable permits and approvals from local authorities having jurisdiction to install energy storage products and to interconnect the products with the local electrical utility.
Government Incentives
The U.S. Congress is considering a variety of proposals for tax incentives that will benefit the energy storage industry, including in the form of tax credits. IRS private letter ruling 201809003 clarified that energy storage is eligible for federal tax credits if charged primarily by qualifying renewable resources. In December 2020, the U.S. Congress passed a spending bill that includes $35 billion in energy research and development programs, a two-year extension of the Investment Tax Credit (“ITC”) for solar power, a one-year extension of the Production Tax Credit for wind power projects, and an extension through 2025 for offshore wind tax credits. In June 2021, the White House announced that it will look into dramatically expanding U.S. production of lithium batteries, rare earth minerals, and semiconductors, and seek to stimulate demand for domestically manufactured batteries by expanding federal energy storage procurement, expanding the ITC to include stationary energy storage as a standalone resource, and instituting power transmission regulatory reform to support renewable power and stationary energy storage. Also in June, the Senate passed a $250 billion bipartisan technology and manufacturing bill whose provisions included: (i) provide $52 billion to support domestic semiconductor manufacturing; and (ii) authorize $16.9 billion for the Department of Energy from FY22 to FY26 for research and development and energy-related supply chains in key technology areas. Proposals being considered by Congress include: (i) the establishment of an ITC for standalone energy storage (i.e., products not paired with a renewable resource); (ii) extension of the federal solar energy ITC for ten (10) more years, keeping the credit at 30% through 2029; (iii) the consolidation of 44 federal energy tax incentives into three provisions to award credits for clean electricity, lower-emitting transportation fuels and energy efficient offices and homes; and (iv) the allowance of renewable electricity production and investment tax credits to be transferred on a limited basis to any entity involved in a renewable energy project, regardless of whether they have taxable income. There can be no assurance that all or any of the above proposals will be adopted by the U.S. Congress.
Corporate Information

We file or furnish periodic reports and amendments thereto, including our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, proxy statements and other information with the Securities and Exchange Commission (“SEC”). In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically. Our website is located at https://fluenceenergy.com and our reports, amendments thereto, proxy statements and other information are also made available, free of charge, on our investor relations website at https://ir.fluenceenergy.com as soon as reasonably practicable after we electronically file or furnish such information with the SEC. The information posted on our website is not incorporated by reference into this Annual Report or any of our other securities filings unless specifically incorporated herein by reference.

Table of Content
ITEM 1A. RISK FACTORS

You should carefully consider the risks and uncertainties described below, together with all of the other information set forth in this Annual Report, which could materially affect our business, financial conditions and future results. The risks described below are not the only risk facing our company. Risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business, financial condition and operating results. See “Cautionary Statement Regarding Forward-Looking Statements.”
Risk Factors Summary
The following is a summary of the principal risks that could adversely affect our business, operations and financial results.
Our ability to execute our strategy is also subject to certain risks. The risks described under the heading “Risk Factors” included elsewhere in this Annual Report may cause us not to realize the full benefits of our strengths or may cause us to be unable to successfully execute all or part of our strategy. Some of the most significant challenges and risks we face include the following:
•our limited operating and revenue history as an independent entity and our nascent industry make evaluating our business and future prospects difficult;
•if we are unable to attract new customers and retain existing customers, our revenue growth will be adversely affected;
•we have experienced and may continue to experience delays, disruptions, or quality control problems in our manufacturing operations in part due to our third-party manufacturer concentration;
•we have experienced and may continue to experience exposure to risks associated with construction, utility interconnection, cost overruns, and delays, including those related to obtaining government permits and other contingencies that may arise in the course of completing installations;
•the interruption of the flow of components and materials from international vendors could disrupt our supply chain, including as a result of the imposition of additional duties, tariffs, and other charges on imports and exports;
•significant changes in the cost of raw materials or to logistic cost could adversely affect our financial performance;
•if any energy storage products provided to our customers contain manufacturing defects, our business and financial results could be adversely affected;
•a loss of one or more of our significant customers, their inability to perform under their contracts, or their default in payment could harm our business and negatively impact revenue, results of operations, and cash flow;
•if we fail to manage our recent and future growth effectively, we may be unable to execute our business plan, maintain high levels of customer service, or adequately address competitive challenges;
•we depend on our senior management team and other key employees, and the loss of one or more of these employees or an inability to attract and retain other highly skilled employees could harm our business;
•if renewable energy technologies are not suitable for widespread adoption or sufficient demand for our hardware and software-enabled services does not develop or takes longer to develop than we anticipate, our sales may decline and we may be unable to achieve or sustain profitability;
•if we are unable to obtain, maintain, and enforce intellectual property protection for our technology or if the scope of our intellectual property protection is not sufficiently broad, others may be able to develop and commercialize technology substantially similar to ours, and our ability to successfully commercialize our technology may be adversely affected;
•we have made and expect to continue to make acquisitions, and if we fail to successfully select, execute, or integrate our acquisitions, then our business and operating results could be harmed and our stock price could decline;
•we are controlled by the Continuing Equity Owners, whose interests may differ from those of our public stockholders;
•the Tax Receivable Agreement we have entered into with the Founders requires us to make cash payments to them in respect of certain tax benefits to which we may become entitled, and we expect that such payments will be substantial; and
•the services that we receive from the Founders may not be sufficient for us to operate our business, and we would likely incur significant incremental costs if we lost access to our Founders’ services

Table of Content
Risk Factors

Risks Related to Our Business
Our limited operating and revenue history as an independent entity and our nascent industry make evaluating our business and future prospects difficult.
We were established in January 2018 as a joint venture between Siemens and AES. Since then, we have continued to evolve, including through acquisitions. While both AES and Siemens had approximately ten years of experience in battery-based energy storage before combining those businesses to create Fluence, and we benefit from the industry experience and substantial support AES and Siemens provide, we have a limited history operating our business and generating revenue as an independent entity, and therefore a limited history upon which you can base an investment decision.
Our future growth is dependent on rising demand for clean electric power solutions that can provide electric power with lower carbon emissions and replacement of conventional generation sources and the adoption speed of digital software applications to modernize the efficiency of power assets and the electric grid. Among other renewable energy market trends, we expect our business results to be driven by declines in the cost of generation of renewable power, decreases in the cost of manufacturing battery pack products, customer needs for services and digital applications, commercial, legal and political pressure for the reduced use of fossil fuels and electric power generation that relies on fossil or other non-renewable fuels, and a rapidly growing energy storage market driven by increasing demand from C&I customers, utilities, and grid operators. However, predicting our future revenue and appropriately budgeting for our expenses is difficult, and we have limited insight into trends that may emerge and affect our business.
If we are unable to attract new customers and retain existing customers, our revenue growth will be adversely affected.
To increase our revenue, our business strategy depends on our ability to attract new customers and retain existing customers. We face competition from other energy storage and digital application providers in the recruitment of potential customers. If we are unable to convince potential customers of the benefits of our services or if potential or existing customers prefer the product and service offerings of one of our competitors, we may not be able to effectively implement our growth strategy. Additionally, a significant portion of our annual sales were direct sales to AES or a result of our Siemens sales relationship. If we fail to maintain those relationships, or if AES or Siemens decide to reduce their energy storage activities in the future, it could impact our sales and our growth would be even more reliant on our ability to recruit new customers. Our inability to recruit new customers and retain existing customers would harm our ability to execute our growth strategy and may have a material adverse effect on our business operations and financial position.
We have experienced and may continue to experience delays, disruptions, or quality control problems in our manufacturing operations in part due to our third-party manufacturer concentration.
Our product development, manufacturing and testing protocols are complex and require significant technological and production process expertise, and we currently depend on a limited number of third-party manufacturers, including for key components of our products. As of today, we have one major contract manufacturer for the Fluence Cube and are planning to expand our set of partners in the near term. As we introduce new products, we plan to expand our regional manufacturing capabilities to further support customers in APAC, EMEA, and the Americas. While the risk of relying on a single vendor will diminish with regional and footprint optimization, expansion may be delayed by the process of vetting and qualifying new manufacturing partners. Further, any vendor delay or disruption could cause a delay or disruption in our ability to meet customer requirements which may result in a loss of customers. Such processes involve a number of precise steps from design to production.
Any change in our processes could cause one or more production errors, requiring a temporary suspension or delay in our production line until the errors can be researched, identified, and properly addressed and rectified. This may occur particularly as we introduce new products, modify our engineering and production techniques, and/or expand our capacity. In addition, our failure to maintain appropriate quality assurance processes could result in increased product failures, loss of customers, increased warranty reserve, or increased production and logistics costs, and delays. Any of these developments could have a material adverse effect on our business, financial condition, and results of operations.
We have experienced and may continue to experience exposure to risks associated with construction, utility interconnection, cost overruns, and delays, including those related to obtaining government permits and other contingencies that may arise in the course of completing installations.

Table of Content
Although we generally are not regulated as a utility, federal, state, and local government statutes and regulations concerning electricity heavily influence the market for our product and services. These statutes and regulations often relate to electricity pricing, net metering, incentives, taxation, and the rules surrounding the interconnection of customer-owned electricity generation for specific technologies. In the U.S., governments frequently modify these statutes and regulations. Governments, often acting through state utility or public service commissions, change and adopt different requirements for utilities and rates for commercial customers on a regular basis. Changes, or in some cases a lack of change, in any of the laws, regulations, ordinances, or other rules that apply to customer installations and new technology could make it more costly for our customers to install and operate our energy storage products on particular sites, and in turn could negatively affect our ability to deliver cost savings to customers for the purchase of electricity.
The installation and operation of our energy storage products at a particular site are also generally subject to oversight and regulation in accordance with national, state, and local laws and ordinances relating to building codes, safety, environmental protection, and related matters, and typically require obtaining and keeping in good standing various local and other governmental approvals and permits, including environmental approvals and permits, that vary by jurisdiction. In some cases, these approvals and permits require periodic renewal. It is difficult and costly to track the requirements of every individual authority having jurisdiction over energy storage product installations, to design our energy storage products to comply with these varying standards, and for our customers to obtain all applicable approvals and permits. We cannot predict whether or when all permits required for a given customer’s project will be granted or whether the conditions associated with the permits will be achievable. The denial of a permit or utility connection essential to a project or the imposition of impractical conditions would impair our customer’s ability to develop the project. In addition, we cannot predict whether the permitting process will be lengthened due to complexities and appeals. Delay in the review and permitting process for a project can impair or delay our customers’ abilities to develop that project or increase the cost so substantially that the project is no longer attractive to our customers. Furthermore, unforeseen delays in the review and permitting process could delay the timing of the installation of our energy storage products and could therefore adversely affect the timing of the recognition of revenue related to hardware acceptance by our customer, which could adversely affect our operating results in a particular period.
The production and installation of our energy storage products also involves the incurrence of various project costs and can entail project modifications. We have policies and procedures regarding the approval of project costs and modifications. In connection with our limited operating history and our significant growth, we have in the past experienced and may in the future experience incurrence of project costs without proper documentation or adhering to our policies and procedures. We have implemented additional training on our policies and procedures in this regard. In addition, disagreements with our customers and suppliers have arisen and may in the future arise with respect to project schedules, work and modifications, which can result in the need to find different suppliers, loss of future business, additional costs to us and not realizing the anticipated profit from the project.
In addition, the successful installation of our energy storage products is dependent upon the availability of and timely connection to the local electric grid. Our customers may be unable to obtain the required consent and authorization of local utilities to ensure successful interconnection to energy grids to enable the successful discharge of renewable energy. Any delays in our customers’ ability to connect with utilities, delays in the performance of installation-related services, or poor performance of installation-related services will have an adverse effect on our results and could cause operating results to vary materially from period to period.
The interruption of the flow of components and materials from international vendors could disrupt our supply chain, including as a result of the imposition of additional duties, tariffs, and other charges on imports and exports.
We purchase some of our components and materials outside of the United States through arrangements with various vendors, and have experienced delays in obtaining these components and materials as a result of the COVID-19 pandemic. Political, social, or economic instability in these regions, or in other regions where our products are made, could cause future disruptions in trade. Actions in various countries have created uncertainty with respect to tariff impacts on the costs of some of our components and materials. The degree of our exposure is dependent on (among other things) the type of materials, rates imposed, and timing of the tariffs. Other events that could also cause disruptions to our supply chain include:
•the imposition of additional trade law provisions or regulations;
•the imposition of additional duties, tariffs and other charges on imports and exports, including as a result of the escalating trade war between China and the United States;
•quotas imposed by bilateral trade agreements;
•foreign currency fluctuations;
•logistics and shipping constraints;
•natural disasters;

Table of Content
•public health issues and epidemic diseases, their effects (including any disruptions they may cause) or the perception of their effects;
•theft;
•restrictions on the transfer of funds;
•the financial instability or bankruptcy of vendors; and
•significant labor disputes, such as dock strikes.
We cannot predict whether the countries in which our components and materials are sourced, or may be sourced in the future, will be subject to new or additional trade restrictions imposed by the United States or other foreign governments, including the likelihood, type, or effect of any such restrictions. Trade restrictions, including new or increased tariffs or quotas, border taxes, embargoes, safeguards, and customs restrictions against certain components and materials, as well as labor strikes and work stoppages or boycotts, could increase the cost or reduce or delay the supply of components and materials available to us and adversely affect our business, financial condition or results of operations.
Significant changes in the cost of raw materials or to logistic cost could adversely affect our financial performance.
We are subject to risk from fluctuating market prices of certain commodity raw materials, including steel and aluminum, that are used in the components from suppliers that are inputs into our products. Prices of these raw materials may be affected by supply restrictions or other logistic costs market factors from time to time. As we are not the direct buyer of these raw materials, we do not enter into hedging arrangements to mitigate commodity risk. Significant price changes for these raw materials could reduce our operating margins if suppliers increase component prices and we are unable to recover such increases from our customers, and could harm our business, financial condition, and results of operations.
Failure by our vendors or our component or raw material suppliers to use ethical business practices and comply with applicable laws and regulations may adversely affect our business.
We do not control our vendors or suppliers or their business practices. Accordingly, we cannot guarantee that they follow ethical business practices, such as fair wage practices and compliance with environmental, safety, and other local laws. A lack of demonstrated compliance could lead us to seek alternative manufacturers or suppliers, which could increase our costs and result in delayed delivery of our products, product shortages, or other disruptions of our operations. Violation of labor or other laws by our manufacturers or suppliers or the divergence of a supplier’s labor or other practices from those generally accepted as ethical in the U.S. or other markets in which we do business could also attract negative publicity for us and harm our business.
We face supply chain competition and, in some instances, have entered into long-term supply agreements that could result in insufficient inventory and negatively affect our results of operations.
We have entered into long-term supply agreements with certain suppliers and contract manufacturers of batteries, inverters, and other components of our energy storage products. Some of these supply agreements provide for fixed or inflation-adjusted pricing, substantial prepayment obligations, and commitments to continue purchasing certain levels of components in future periods regardless of the level of demand we receive from customers. If our suppliers provide insufficient inventory at the level of quality required to meet customer demand, or if our suppliers are unable or unwilling to provide us with the contracted quantities, as we have limited alternatives for supply in the short term, our results of operations could be materially and negatively impacted. If our customers do not provide sufficient demand to purchase the levels of inventory we have committed to purchasing in future periods, our ability to generate revenue or cash flows may be limited.
Further, we face significant specific counterparty risk under long-term supply agreements when dealing with certain suppliers without a long, stable production and financial history. Given the uniqueness of our product, many of our suppliers do not have a long operating history and may not have substantial capital resources. In the event any such supplier experiences financial difficulties, it may be difficult or may require substantial time and expense to replace such supplier. We do not know whether we will be able to maintain long-term supply relationships with our critical suppliers, or secure new long-term supply agreements. Additionally, many of the battery storage products and components of our energy storage products are procured from foreign suppliers, which exposes us to risks including unforeseen increases in costs or interruptions in supply arising from changes in applicable international trade regulations, such as taxes, tariffs, or quotas. Any of the foregoing could materially adversely affect our business, financial condition, and results of operations.
Certain of our suppliers also supply products and components to other businesses, including businesses engaged in the production of electric vehicles, consumer electronics and other industries unrelated to energy storage products. As a relatively low-volume purchaser of certain of these parts and materials, we may be unable to procure a sufficient supply of the items on favorable terms or at all, in the event that our suppliers fail to produce sufficient quantities to satisfy the demands of all of their customers, which could materially adversely affect our business, financial condition, and results of operations.

Table of Content
If any energy storage products provided to our customers contain manufacturing defects, our business and financial results could be adversely affected.
The energy storage products we develop are complex energy solutions. We rely on our component OEM suppliers and contract manufacturers to control the quality of certain components that make up the energy storage products sold to our customers. We do not manufacture the batteries or other components of the energy storage products. As a result, our ability to seek recourse for liabilities and recover costs from our component OEM suppliers and contract manufacturers depends on our contractual rights as well as the financial condition and integrity of such component OEM suppliers and contract manufacturers that supply us with the batteries and other components of our energy storage products. Such products may contain undetected or latent errors or defects. We provide installation, construction and commissioning services for our customers that purchase our products. In the past, we have from time to time discovered latent defects in energy storage products and have experienced defects in workmanship. In connection with such defects in the future, we could incur significant expenses or disruptions of our operations. Any manufacturing defects or other failures of our energy storage products to perform as expected could cause us to incur significant re-engineering costs, divert the attention of our personnel from operating and maintenance efforts, expose us to adverse regulatory action, and significantly and adversely affect customer satisfaction, market acceptance, and our business reputation. Furthermore, our component OEM suppliers and contract manufacturers may be unable to correct manufacturing defects or other failures of any energy storage products in a manner satisfactory to our customers, which could adversely affect customer satisfaction, market acceptance, and our business reputation.
On rare occasions, lithium-ion batteries can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion batteries. This faulty result could subject us to lawsuits, product recalls, or redesign efforts, all of which would be time consuming and expensive. For example, in April 2019, the McMicken energy storage facility in Arizona experienced a thermal event and subsequent explosion, injuring several first responders and making the facility inoperable. The facility was built by AES prior to the creation of Fluence and was under a maintenance contract with Fluence. The response and investigation required significant expense and the devotion of significant management time. Also, negative public perceptions regarding the suitability of lithium-ion batteries for energy applications or any future incident involving lithium-ion batteries, such as a plant, vehicle or other fire, even if such incident does not involve hardware provided by us, could adversely affect our business and reputation.
A loss of one or more of our significant customers, including but not limited to AES and Siemens, their inability to perform under their contracts, or their default in payment could harm our business and negatively impact revenue, results of operations, and cash flow.
We are dependent on a relatively small number of customers for our sales, and a small number of customers have historically accounted for a material portion of our revenue. The loss of any one of the Company’s significant customers, their inability to perform under their contracts, or their default in payment could have a materially adverse effect on the revenues and profits of the Company. For the near future, we may continue to derive a significant portion of our net sales from a small number of customers. For the fiscal year ended September 30, 2021, our top five customers, in the aggregate, accounted for approximately 76% of our revenue. Accordingly, loss of a significant customer or a significant reduction in pricing or order volume from a significant customer could materially reduce net sales and operating results in any reporting period.
If we fail to manage our recent and future growth effectively, we may be unable to execute our business plan, maintain high levels of customer service, or adequately address competitive challenges.
We have experienced significant growth in recent periods. We intend to continue to expand our business significantly within existing and new market segments. This growth has placed, and any future growth may place, a significant strain on our management, operational, and financial infrastructure. In particular, we will be required to expand, train, and manage our growing employee base and scale and otherwise improve our IT infrastructure in tandem with that headcount growth. Our management will also be required to maintain and expand our relationships with customers, suppliers, channel partners, and other third parties and attract new customers and suppliers, as well as manage multiple geographic locations. Our current and planned operations, personnel, IT, and other systems and procedures might be inadequate to support our future growth and may require us to make additional unanticipated investment in our infrastructure. Our success and ability to further scale our business will depend, in part, on our ability to manage these changes in a cost-effective and efficient manner. If we cannot manage our growth, we may be unable to take advantage of market opportunities, execute our business strategies, or respond to competitive pressures. This could also result in declines in quality or customer satisfaction, increased costs, difficulties in introducing new offerings, or other operational difficulties. Any failure to effectively manage growth could adversely impact our business and reputation.

Table of Content
If we are not able to maintain and enhance our reputation and brand recognition, our business and results of operations will be harmed.
We believe that maintaining and enhancing our reputation and brand recognition is critical to our relationships with customers. The promotion of our brand may require us to make substantial investments, and we anticipate that, as our market becomes increasingly competitive, these marketing initiatives may become increasingly difficult and expensive. Our marketing activities may not be successful or yield increased revenue, and to the extent that these activities yield increased revenue, the increased revenue may not offset the expenses we incur, and our results of operations could be harmed. In addition, any factor that diminishes our reputation or that of our management, including failing to meet the expectations of or provide quality products and services to our customers, or any adverse publicity or litigation involving or surrounding us, one of our centers, or our management, could make it substantially more difficult for us to attract new customers. If we do not successfully maintain and enhance our reputation and brand recognition, our business may not grow, and we could lose our relationships with customers, which would harm our business, results of operations, and financial condition.
Our growth depends in part on the success of our relationships with third parties.
We rely on third-party general contractors to install energy storage products at our customers’ sites. We currently work with a limited number of general contractors, which has impacted and may continue to impact our ability to facilitate customer installations as planned. Our work with contractors or their subcontractors may have the effect of our being required to comply with additional rules (including rules unique to our customers), working conditions, site remediation, and other union requirements, which can add costs and complexity to an installation project. The timeliness, thoroughness, and quality of the installation-related services performed by our general contractors and their subcontractors in the past have not always met our expectations or standards and in the future may not meet our expectations and standards, and it may be difficult to find and train third-party general contractors that meet our standards at a competitive cost.
In addition, a key component of our growth strategy is to develop or expand our relationships with third parties. For example, we are investing resources in establishing strategic relationships with market players across a variety of industries, including large renewable project developers, to generate new customers. These programs may not roll out as quickly as planned or produce the results we anticipated. A significant portion of our business depends on attracting new counterparties and retaining existing counterparties. Negotiating relationships with our counterparties, investing in due diligence efforts with potential counterparties, training such third parties and contractors, and monitoring them for compliance with our standards requires significant time and resources and may present greater risks and challenges than expanding a direct sales or installation team. If we are unsuccessful in establishing or maintaining our relationships with these third parties, our ability to grow our business and address our market opportunity could be impaired. Even if we are able to establish and maintain these relationships, we may not be able to execute on our goal of leveraging these relationships to meaningfully expand our business, brand recognition and customer base. Such circumstance would limit our growth potential and our opportunities to generate significant additional revenue or cash flows.
We depend on our senior management team and other key employees, and the loss of one or more of these employees or an inability to attract and retain other highly skilled employees could harm our business.
Our success depends largely upon the continued services of our senior management team and other key employees. We rely on our leadership team in the areas of sales and operations, information technology and security, marketing, and general and administrative functions. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. Our executive officers and other key personnel are not subject to any restrictions that would require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. The loss of one or more of the members of our senior management team, or other key employees, could harm our business. Changes in our executive management team may also cause disruptions in, and harm to, our business. See “—We must attract and retain highly qualified personnel in order to execute our growth plan.”
We must attract and retain highly qualified personnel in order to execute our growth plan.
Competition for highly qualified personnel is intense. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached certain legal obligations, resulting in a diversion of our time and resources. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be harmed.

Table of Content
Our products and technology could have undetected defects, errors, or bugs in hardware or software which could reduce market adoption, damage our reputation with current or prospective customers and/or expose us to product liability and other claims that could materially and adversely affect our business.
We may be subject to claims that our hardware and software-enabled services have malfunctioned and persons were injured or purported to be injured. Any insurance that we carry may not be sufficient or it may not apply to all situations. Similarly, to the extent that such malfunctions are related to components obtained from third-party vendors, such vendors may not assume responsibility for such malfunctions. In addition, our customers could be subjected to claims as a result of such incidents and may bring legal claims against us to attempt to hold us liable. Any of these events could adversely affect our brand, relationships with customers, operating results, or financial condition. For example, on September 4, 2021, a 300 MW energy storage facility owned by one of our customers experienced an overheating event. Fluence served as the energy storage technology provider and installed the facility, which was completed earlier in fiscal year 2021. No injuries were reported from the incident. The facility has been taken offline as teams from Fluence, our customer, and the battery manufacturer investigate the incident. We are currently not able to estimate the impact, if any, that this incident may have on our reputation or financial results, or on market adoption of our products.
Furthermore, our products and technology platform are complex and developed by many employees with various components of hardware and software sourced from third parties. Our products and software have contained design and manufacturing-related defects and errors and may in the future contain undetected defects or errors. Our installation and construction work have contained and in the future may contain workmanship errors. We are continuing to evolve the features and functionality of our products and technology platform through updates and enhancements, and as we do, we may introduce additional defects or errors that may not be detected until after deployment to customers through our hardware. In addition, if our hardware and software-enabled services, including any updates or patches, are not implemented or used correctly or as intended, inadequate performance, data breaches, and disruptions in service may result.
In particular, the Fluence Bidding Application delivers artificial intelligence-enabled bidding software for utility-scale storage and renewable generation assets, enabling customers to optimize asset trading in wholesale electricity markets. While we generally are not regulated as a utility or a broker-dealer, customers of the Fluence Bidding Application are regulated utilities. We could experience scrutiny from regulators for providing the Fluence Bidding Application to our customers.
Any defects or errors in product or services offerings, or the perception of such defects or errors, or other performance problems could result in any of the following, each of which could adversely affect our business, financial condition, and results of operations:
•expenditure of significant financial and product development resources, including recalls, in efforts to analyze, correct, eliminate, or work around errors or defects;
•loss of existing or potential customers or partners;
•interruptions or delays in sales;
•delayed or lost revenue;
•delay or failure to attain market acceptance;
•delay in the development or release of new functionality or improvements;
•negative publicity and reputational harm;
•sales credits or refunds;
•security vulnerabilities, data breaches, and exposure of confidential or proprietary information;
•diversion of development and customer service resources;
•breach of warranty claims;
•legal claims under applicable laws, rules, and regulations; and
•the expense and risk of litigation.
Although we have contractual protections, such as warranty disclaimers and limitation of liability provisions, in many of our agreements with customers, resellers, and other business partners, such protections may not be uniformly implemented in all contracts and, where implemented, may not fully or effectively protect from claims by customers, resellers, business partners or other third parties. Any insurance coverage or indemnification obligations of suppliers may not adequately cover all such claims, or cover only a portion of such claims. A successful product liability, warranty, or other similar claim could have an adverse effect on our business, financial condition, and operating results. In addition, even claims that ultimately are unsuccessful could result in expenditure of funds in litigation, divert management’s time and other resources, and cause reputational harm.

Table of Content
Compromises, interruptions, or shutdowns of our systems, including those managed by third parties, whether intentional or inadvertent, could lead to delays in our business operations and, if significant or extreme, affect our results of operations.
From time to time, our systems require modifications and updates, including by adding new hardware, software, and applications; maintaining, updating, or replacing legacy programs; and integrating new service providers and adding enhanced or new functionality. Although we are actively selecting systems and vendors and implementing procedures to enable us to maintain the integrity of our systems when we modify them, there are inherent risks associated with modifying or replacing systems, and with new or changed relationships, including accurately capturing and maintaining data, realizing the expected benefit of the change, and managing the potential disruption of the operation of the systems as the changes are implemented. Potential issues associated with implementation of these technology initiatives could reduce the efficiency of our operations in the short term. The efficient operation and successful growth of our business depends upon our information technology systems. The failure of our information technology systems and the third-party systems we rely on to perform as designed, or our failure to implement and operate them effectively, could disrupt our business or subject us to liability and thereby have a material adverse effect on our business, financial condition, results of operations, and prospects.
Our current and planned foreign operations could subject us to additional business, financial, regulatory, and competitive risks.
We sell our products in a number of different countries, including the United States, the United Kingdom, multiple EU countries, Australia, and the Philippines. We have in the past, and may in the future, evaluate opportunities to expand into new geographic markets and introduce new product offerings and services that are a natural extension of our existing business. We also may from time to time engage in acquisitions of businesses or product lines with the potential to strengthen our market position, enable us to enter attractive markets, expand our technological capabilities, or provide synergy opportunities.
Our success operating in these new geographic or product markets, or in operating any acquired business, will depend on a number of factors, including our ability to develop solutions to address the requirements of the battery energy storage industry, our timely qualification and certification of new products, our ability to manage increased manufacturing capacity and production, and our ability to identify and integrate any acquired businesses.
Further, any additional markets that we may enter could have different characteristics from the markets in which we currently sell products, and our success will depend on our ability to adapt properly to these differences. These differences may include regulatory requirements, including tax laws, trade laws, labor regulations, tariffs, export quotas, customs duties, or other trade restrictions, limited or unfavorable intellectual property protection, international, political, or economic conditions, restrictions on the repatriation of earnings, longer sales cycles, warranty expectations, product return policies, and cost, performance, and compatibility requirements. In addition, expanding into new geographic markets will increase our exposure to presently existing and new risks, such as fluctuations in the value of foreign currencies and difficulties and increased expenses in complying with United States and foreign laws, regulations, and trade standards, including the Foreign Corrupt Practices Act of 1977, as amended.
Tax laws and regulations in various jurisdictions where we currently operate or may operate in the future also could result in additional tax liabilities for us or otherwise adversely affect us. See the discussion under “—Changes in tax laws or regulations that are applied adversely to us or our customers could materially adversely affect our business, financial condition, results of operations and prospects.” below.
Failure to develop and introduce new products successfully into the market, to successfully integrate acquired businesses or to otherwise manage the risks and challenges associated with our potential expansion into new product and geographic markets, could adversely affect our revenues and our ability to sustain profitability.

Table of Content
Amounts included in our pipeline and contracted backlog may not result in actual revenue or translate into profits.
Information about our pipeline and contracted backlog included in this Annual Report is based on numerous assumptions and limitations, are calculated using our internal data that have not been independently verified by third parties and may not provide an accurate indication of our future or expected results. Pipeline and contracted backlog are internal management metrics that we construct from market information reported by our global sales force. We monitor and track our pipeline and contracted backlog, but they are not maintained or audited in accordance with U.S. GAAP. Although the amount of contracted backlog includes signed purchase orders or other contractual commitments and the amount of pipeline includes potential future orders, we cannot guarantee that our pipeline or contracted backlog will result in actual revenue in the originally anticipated period or at all. Our customers operate in a relatively new industry and have based their commitments to us on assumptions about future energy prices, demand levels, regulatory obligations and incentives, among other factors. Further, certain of those customers may need to obtain financing to fulfill their commitments to us. If the market does not grow as expected, the regulatory environment changes, or customers fail to obtain necessary financial backing, customers may fail to satisfy their minimum purchase commitments to us and we would fail to realize our contracted backlog. In that event, our revenue and profitability could be adversely affected. Our pipeline or contracted backlog may not generate margins equal to our historical operating results. We have only recently begun to track our pipeline and contracted backlog on a consistent basis, and as a result, we do not have significant experience in determining the level of realization that we will achieve on these contracts. Our customers may experience project delays or cancel orders as a result of external market factors and economic or other factors beyond our control. If our pipeline or backlog fails to result in revenue at all or in a timely manner, we could experience a reduction in revenue, profitability, and liquidity. See the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Metrics” for additional information regarding our pipeline and contracted backlog.
Our hardware and software-enabled services involve a lengthy sales and installation cycle, and if we fail to close sales on a regular and timely basis it could adversely affect our business, financial condition, and results of operations.
Our sales cycle is typically three to twelve months for our hardware and software-enabled services but can vary considerably. In order to make a sale, we must typically provide a significant level of education to prospective customers regarding the use and benefits of our hardware and software-enabled services.
The period between initial discussions with a potential customer and the sale of even a single energy storage product typically depends on a number of factors, including the potential customer’s budget and decision as to the type of financing it chooses to use, as well as the arrangement of such financing. Prospective customers often undertake a significant evaluation process, which may further extend the sales cycle. This lengthy sales and installation cycle is subject to a number of significant risks over which we have little or no control. Because of both the long sales and installation cycles, we may expend significant resources without having certainty of generating a sale.
These lengthy sales and installation cycles increase the risk that our customers may fail to satisfy their payment obligations, cancel orders before the completion of the transaction, or delay the planned date for installation. Cancellation rates may be impacted by factors outside of our control including an inability to install an energy storage product at the customer’s chosen location because of permitting or other regulatory issues, unanticipated changes in the cost or availability of alternative sources of electricity available to the customer, or other reasons unique to each customer. Our operating expenses are based on anticipated sales levels, and many of our expenses are fixed. If we are unsuccessful in closing sales after expending significant resources or if we experience delays or cancellations, our business, financial condition, and results of operations could be adversely affected.
Additionally, we have long-term, multi-year service contracts with some of our customers. If those contracts are terminated or if we are unable to continue to fulfill the obligations under such contracts, our business, financial condition, and results of operations could be adversely affected.
Any failure to offer high-quality technical support services may adversely affect our relationships with our customers and adversely affect our financial results.
Our customers depend on our support organization to resolve any technical issues relating to our hardware and software-enabled services. In addition, we have, in some instances, provided performance guarantees for our products and services to our customers. Any failure meet such guarantees or to maintain high-quality and highly-responsive technical support, or a market perception that we do not maintain high-quality and highly-responsive support, could adversely affect our reputation, our ability to sell our products to existing and prospective customers, and our business, financial condition, and results of operations.

Table of Content
We offer technical support services with our hardware and software-enabled services and may be unable to respond quickly enough to accommodate short-term increases in demand for support services, particularly as we increase the size of our customer base. We also may be unable to modify the format of our support services to compete with changes in support services provided by competitors. It is difficult to predict demand for technical support services and if demand increases significantly, we may be unable to provide satisfactory support services to our customers. Additionally, increased demand for these services, without corresponding revenue, could increase costs and adversely affect our business, financial condition, and results of operations.
We may experience difficulties in establishing mass manufacturing capacity and estimating potential cost savings and efficiencies from anticipated improvements to our manufacturing capabilities.
While our manufacturing output achieved to date is already at commercial scale, it is a fraction of what we expect will be necessary to fully meet the demand we see in the market for our products. The manufacturing process for our expected full commercial scale is still being refined and improved. There are risks associated with scaling up manufacturing to larger commercial volumes including, among others, technical or other problems with process scale-up, process reproducibility, stability issues, quality consistency, timely availability of raw materials, cost overruns, and adequate definitions or qualifications for safety, reliability, and quality. In addition, in connection with our limited operating history and our significant growth, we have in the past experienced and may in the future experience incurrence of project costs without proper documentation or adhering to our policies and procedures. There is no assurance that our manufacturers will be successful in establishing a larger-scale commercial manufacturing process that achieves our objectives for manufacturing capacity and cost per battery, in a timely manner or at all. If we are unable to produce sufficient quantities of product on a timely basis and in a cost-effective manner, the Company’s commercialization efforts would be impaired which could materially affect our business, financial condition, results of operations, and growth prospects.
If our estimates of useful life for our energy storage products and related hardware and software-enabled services are inaccurate or if our component OEM suppliers do not meet service and performance warranties and guarantees, our business and financial results could be adversely affected.
We sell hardware and software-enabled services to our customers. Our software-enabled services are essential to the operation of these hardware products. Our pricing of services contracts is based upon the value we expect to deliver to our customers, including considerations such as the useful life of the energy storage product and prevailing electricity prices. We also provide warranties and guarantees covering the efficiency and performance of certain of our products and digital applications, in some cases up to 25 years in length. We do not have a long history with a large number of field deployments, and our estimates may prove to be incorrect. Failure to meet these performance warranties and guarantee levels may require us to refund our service contract payments to the customer or require us to make cash payments to the customer based on actual performance, as compared to expected performance.
As part of growing our business, we have made and expect to continue to make acquisitions. If we fail to successfully select, execute, or integrate our acquisitions, then our business and operating results could be harmed and our stock price could decline.
We will continuously evaluate potential acquisitions to add new product lines and technologies, gain new sales channels, or enter into new sales territories. For example, in 2020, we acquired AMS’ software and digital intelligence platform, which became the Fluence Bidding Application. Acquisitions involve numerous risks and challenges, including but not limited to the following:
•integrating the companies, assets, systems, products, sales channels, and personnel that we acquire;
•higher than anticipated acquisition and integration costs and expenses;
•reliance on third parties to provide transition services for a period of time after closing to ensure an orderly transition of the business;
•growing or maintaining revenues to justify the purchase price and the increased expenses associated with acquisitions;
•entering into territories or markets with which we have limited or no prior experience;
•establishing or maintaining business relationships with customers, vendors, and suppliers who may be new to us;
•overcoming the employee, customer, vendor, and supplier turnover that may occur as a result of the acquisition;
•disruption of, and demands on, our ongoing business as a result of integration activities including diversion of management’s time and attention from running the day to day operations of our business;
•inability to implement uniform standards, disclosure controls and procedures, internal controls over financial reporting, and other procedures and policies in a timely manner;
•inability to realize the anticipated benefits of or successfully integrate with our existing business the businesses, products, technologies or personnel that we acquire; and
•potential post-closing disputes.

Table of Content
As part of undertaking an acquisition, we may also significantly revise our capital structure or operational budget, such as issuing common stock that would dilute the ownership percentage of our stockholders, assuming liabilities or debt, utilizing a substantial portion of our cash resources to pay for the acquisition, or significantly increasing operating expenses. In addition, our effective tax rate in any particular quarter may also be impacted by acquisitions. Following the closing of an acquisition, we may also have disputes with the seller regarding contractual requirements and covenants, purchase price adjustments, contingent payments, or for indemnifiable losses. Any such disputes may be time consuming and distract management from other aspects of our business. In addition, if we increase the pace or size of acquisitions, we will have to expend significant management time and effort into the transactions and integrations, and we may not have the proper human resources bandwidth to ensure successful integrations and accordingly, our business could be harmed or the benefits of our acquisitions may not be realized.
As part of the terms of an acquisition, we may commit to pay additional contingent consideration if certain revenue or other performance milestones are met. We are required to evaluate the fair value of such commitments at each reporting date and adjust the amount recorded if there are changes to the fair value.
We cannot ensure that we will be successful in identifying, selecting, executing, and integrating acquisitions. Failure to manage and successfully integrate acquisitions could materially harm our business and operating results. In addition, if stock market analysts or our stockholders do not support or believe in the value of the acquisitions that we choose to undertake, our stock price may decline.
Our customer relationships, business, financial results and reputation may be adversely impacted due to events and incidents relating to storage, delivery, installation, operation, maintenance and shutdowns of our energy storage products.
Our customer relationships, business, financial results, and reputation may be adversely impacted due to events and incidents relating to storage, delivery, installation, operation and shutdowns of our energy storage products, including events and incidents outside of our control. We are subject to various risks as a result of the size, weight, nature and sophisticated nature of our energy storage products, including exposure to production, delivery, supply chain, inventory, installation and maintenance issues. Such issues may, and from time to time have, result in financial losses, including losses resulting from our failure to deliver or install our energy storage products on a contractually agreed timeframe, or losses resulting from agreed warranty or indemnity terms. Furthermore, issues and incidents involving our customers or their facilities at which our energy storage products are located, whether or not attributable to our energy storage products, may have an adverse effect on our reputation and customer relationships. Any of these developments could have a material adverse effect on our business, financial condition, and results of operations.
We may acquire companies for both strategic and financial reasons but may not realize a return on our investments.
We have acquired, and plan to continue to seek to acquire, other companies to further our strategic objectives and support our key business initiatives. These investments may include acquiring equity or debt instruments of public or private companies which may be non-marketable at the time of our initial investment. We do not restrict the types of companies which we might seek to acquire. These companies may range from early-stage companies that are often still defining their strategic direction to more mature companies with established revenue streams and business models. We must also analyze tax, accounting, and legal issues when making these acquisitions. If we do not structure these acquisitions properly, we may be subject to certain unfavorable accounting or tax impact.
We face risks related to actual or threatened health epidemics, such as the COVID-19 pandemic, and other outbreaks, which could significantly disrupt our suppliers’ manufacturing and our operations.
Our business has been and could in the future be adversely impacted by the effects of a widespread outbreak of contagious disease, including the COVID-19 pandemic. Any widespread outbreak of contagious diseases, and other adverse public health developments, could cause disruption to, among other things, our ground operations at project sites, our manufacturing facilities and our suppliers and vendors located in the United States, Asia and elsewhere and have a material and adverse effect on our business operations. Our ground operations at project sites, our manufacturing facilities and our suppliers and vendors could be disrupted by worker absenteeism, quarantines, shortage of COVID-19 test kits and personal protection equipment for employees, office and factory closures, disruptions to ports and other shipping infrastructure, or other travel or health-related restrictions. If our ground operations at project sites, our manufacturing facilities and our suppliers or vendors are so affected, our supply chain, manufacturing and product shipments will be delayed, which could adversely affect our business, operations, and customer relationships. For example, our suppliers and vendors in Asia have been affected by business closures and disruptions to ports and other shipping infrastructure. In addition, the macroeconomic effects of the COVID-19 pandemic in the United States and other markets have resulted in a widespread health crisis that has adversely affected the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products and impact our operating results.
Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 pandemic on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the COVID-19 pandemic can be controlled and abated. Further, while jurisdictions in which we operate have gradually allowed the reopening of businesses and other organizations and removed the sheltering restrictions, it is premature to assess whether doing so will result in a meaningful increase in economic activity and the impact of such actions on further the COVID-19 pandemic cases.

Table of Content
Overall, our revenue for fiscal year 2021 has been negatively affected by impacts related to the COVID-19 pandemic, such as delays in shipping energy storage products and temporary closures of customer construction sites. We have encountered and could encounter in the future project delays and resulting liquidated damages claims from customers due to impacts on suppliers, customers, or others. The duration and intensity of these impacts and resulting disruption to our operations is uncertain and continues to evolve. The extent to which these events may impact our business will depend on future developments, which are highly uncertain and cannot be predicted at this time. Accordingly, management will continue to monitor the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce.
To the extent the COVID-19 pandemic adversely affects our financial condition, operating results, and cash flows, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those relating to our high level of indebtedness, our need to generate sufficient cash flows to service our indebtedness and our ability to comply with the covenants contained in the agreements that govern our indebtedness.
Risks Related to Our Industry
If renewable energy technologies are not suitable for widespread adoption or sufficient demand for our hardware and software-enabled services does not develop or takes longer to develop than we anticipate, our sales may decline, and we may be unable to achieve or sustain profitability.
The market for renewable, distributed energy generation is emerging and rapidly evolving, and its future success is uncertain. If renewable energy generation proves unsuitable for widespread commercial deployment or if demand for our renewable energy hardware and software-enabled services fails to develop sufficiently, we would be unable to achieve sales and market share.
Many factors may influence the widespread adoption of renewable energy generation and demand for our hardware and software-enabled services, including, but not limited to, the cost-effectiveness of renewable energy technologies as compared with conventional and competitive technologies, the performance and reliability of renewable energy products as compared with conventional and non-renewable products, fluctuations in economic and market conditions that impact the viability of conventional and competitive alternative energy sources, increases or decreases in the prices of oil, coal and natural gas, continued deregulation of the electric power industry and broader energy industry, and the availability or effectiveness of government subsidies and incentives. You should consider our prospects in light of the risks and uncertainties emerging companies encounter when introducing new products and services into a nascent industry.
The growth and profitability of our business is dependent upon the continued decline in the cost of battery storage. Over the last decade the cost of battery storage products, particularly lithium-ion based battery storage products, have declined significantly. This lower cost has been driven by advances in battery technology, maturation of the battery supply chain, the scale of battery production by the leading manufacturers and other factors. The growth of our hardware sales and related software-enabled services is dependent upon the continued decrease in the price and efficiency of battery storage products of our component OEM suppliers. If for any reason our component OEM suppliers are unable to continue to reduce the price of their battery storage products, our business and financial condition will be negatively impacted.
If the estimates and assumptions we use to determine the size of our total addressable market are inaccurate, our future growth rate may be affected, and the potential growth of our business may be limited.
Market estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate. Even if the market in which we compete meets our size estimates and forecasted growth, our business could fail to grow at similar rates, if at all. The assumptions relating to our market opportunity include, but are not limited to, the following: (i) according to BloombergNEF, global energy storage capacity grew 63% per annum between 2015 and 2020 and is expected to grow at a further 41% annual growth rate through 2025; (ii) declines in lithium-ion battery costs and in the cost of renewable generation; (iii) growing demand for renewable energy; and (iv) increased complexity of the electrical grid. Our market opportunity is also based on the assumption that our existing and future offerings will be more attractive to our customers and potential customers than competing products and services. If these assumptions prove inaccurate, our business, financial condition, and results of operations could be adversely affected. For more information regarding our estimates of market opportunity and the forecasts of market growth included herein, see the section entitled “Business.”

Table of Content
The economic benefit of our energy storage products to our customers depends on the cost of electricity available from alternative sources, including local electric utility companies, which cost structure is subject to change.
The economic benefit of our energy storage products to our customers includes, among other things, the benefit of reducing such customer’s payments to the local electric utility company. The rates at which electricity is available from a customer’s local electric utility company is subject to change and any changes in such rates may affect the relative benefits of our energy storage products. Further, the local electric utility may impose “departing load,” “standby” or other charges on our customers in connection with their acquisition of our energy storage products, the amounts of which are outside of our control and which may have a material impact on the economic benefit of our energy storage products to our customers. Changes in the rates offered by local electric utilities and/or in the applicability or amounts of charges and other fees imposed by such utilities on customers acquiring our energy storage products could adversely affect the demand for our energy storage products.
Existing electric utility industry policies and regulations, and any subsequent changes, may present technical, regulatory, and economic barriers to the purchase and use of energy storage products that may significantly reduce demand for our products or harm our ability to compete.
Federal, state, local, and foreign government regulations and policies concerning the broader electric utility industry, as well as internal policies and regulations promulgated by electric utilities and organized electric markets with respect to fees, practices, and rate design, heavily influence the market for electricity generation products and services. These regulations and policies often affect electricity pricing and the interconnection of generation facilities, and can be subject to frequent modifications by governments, regulatory bodies, utilities, and market operators. For example, changes in fee structures, electricity pricing structures, and system permitting, interconnection, and operating requirements can deter purchases of renewable energy products by reducing anticipated revenues or increasing costs or regulatory burdens for would-be system purchasers. The resulting reductions in demand for energy products could harm our business, prospects, financial condition, and results of operations.
A significant recent development in renewable-energy pricing policies in the U.S. occurred on July 16, 2020, when the Federal Energy Regulatory Commission (“FERC”) issued a final rule amending regulations that implement the Public Utility Regulatory Policies Act (“PURPA”). Among other requirements, PURPA mandates that electric utilities buy the output of certain renewable generators below established capacity thresholds. PURPA also requires that such sales occur at a utility’s “avoided cost” rate. FERC’s PURPA reforms include modifications (1) to how regulators and electric utilities may establish avoided cost rates for new contracts; (2) that reduce from 20 MW to 5 MW the capacity threshold above which a renewable-energy qualifying facility is rebuttably presumed to have nondiscriminatory market access, thereby removing the requirement for utilities to purchase its output; (3) that require regulators to establish criteria for determining when an electric utility incurs a legally enforceable obligation to purchase from a PURPA facility; and (4) that reduce barriers for third parties to challenge PURPA eligibility. In general, FERC’s PURPA reforms have the potential to reduce prices for the output from certain new renewable generation projects while also narrowing the scope of PURPA eligibility for new projects. These effects could reduce demand for PURPA-eligible battery energy storage products and could harm our business, prospects, financial condition, and results of operations.
Changes in other current laws or regulations applicable to us or the imposition of new laws, regulations, or policies in the U.S., Europe, or other jurisdictions in which we do business could have a material adverse effect on our business, financial condition, and results of operations. Any changes to government, utility, or electric market regulations or policies that favor electric utilities or other market participants could reduce the competitiveness of battery energy storage products and cause a significant reduction in demand for our products and services and adversely impact our growth. In addition, changes in our products or changes in export and import laws and implementing regulations may create delays in the introduction of new products in international markets, prevent our customers from deploying our products internationally or, in some cases, prevent the export or import of our products to certain countries altogether. Any such event could have a material adverse effect on our business, financial condition, and results of operations.
An increase in interest rates or a reduction in the availability of tax equity or project debt capital in the global financial markets could make it difficult for end customers to finance the cost of a renewable energy system and could reduce the demand for our products.
Many end users depend on financing to fund the initial capital expenditure required to purchase our products and services. As a result, an increase in interest rates or a reduction in the supply of project debt or tax equity financing could reduce the number of customer projects that receive financing or otherwise make it difficult for our customers or their customers to secure the financing necessary to construct a renewable energy system on favorable terms, or at all, and thus lower demand for our products, which could limit our growth or reduce our net sales. In addition, we believe that a significant percentage of end-users construct renewable energy systems as an investment, funding a significant portion of the initial capital expenditure with financing from third parties. An increase in interest rates could lower an investor’s return on investment, increase equity requirements, or make alternative investments more attractive relative to our products and services and, in each case, could cause these end users to seek alternative investments.

Table of Content
Changes in tax laws or regulations that are applied adversely to us or our customers could materially adversely affect our business, financial condition, results of operations, and prospects.
Changes in corporate tax rates, tax incentives for renewable energy projects, the realization of net deferred tax assets relating to our U.S. operations, the taxation of foreign earnings, and the deductibility of expenses under future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years, and could increase our future U.S. tax expense, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
Governmental agencies in the jurisdictions in which we and our affiliates do business, as well as the Organization for Economic Cooperation and Development (the “OECD”), have recently focused on issues related to the taxation of multinational business, including issues relating to “base erosion and profit shifting,” where profits are reported as earned for tax purposes in relatively low-tax jurisdictions or payments are made between affiliates in jurisdictions with different tax rates. The OECD has released several components of its comprehensive plan to create an agreed set of international rules for addressing base erosion and profit shifting, and governmental authorities from various jurisdictions (including the United States) continue to discuss potential legislation and other reforms, including proposals for global minimum tax rates.
As we operate in numerous jurisdictions, the application of tax laws can be subject to diverging and sometimes conflicting interpretations by tax authorities of these jurisdictions. It is not uncommon for taxing authorities in different countries to have conflicting views, for instance with respect to whether a permanent establishment exists in a particular jurisdiction, the manner in which an arm’s length standard is applied for transfer pricing purposes, or with respect to the valuations of intellectual property. For example, if a taxing authority in one country where we operate were to reallocate income from another country where we operate, and if the taxing authority in the second country did not agree with the reallocation asserted by the first country, then we could be subject to tax on the same income in both countries, resulting in double taxation. If taxing authorities were to allocate income to a higher tax jurisdiction, subject our income to double taxation or assess interest and penalties, our tax liabilities could increase, which could adversely affect our business, financial condition, and results of operations.
Due to the potential for changes to tax laws and regulations or changes to the interpretation thereof (including regulations and interpretations pertaining to recent and proposed potential tax reforms in the United States), the ambiguity of tax laws and regulations, the subjectivity of factual interpretations, the complexity of our intercompany arrangements, uncertainties regarding the geographic mix of earnings in any particular period, and other factors, our estimates of effective tax rate and income tax assets and liabilities may be incorrect and our financial statements could be adversely affected, and the resulting impacts may vary substantially from period to period.
In particular, in the United States, there have been multiple significant changes recently proposed (including by the Biden administration and by members of Congress) to the taxation of business entities, including, among other things, an increase in the U.S. federal corporate income tax rate, a transition to graduated rates, an increase in the tax rate applicable to global intangible low-taxed income and elimination of certain exemptions, and various other changes to the U.S. international tax regime. These and other proposals are currently being discussed, but the likelihood of these changes being enacted or implemented is not yet clear. We are currently unable to predict whether such changes will occur and, if so, when they would be effective or the ultimate impact on us or our business. To the extent that such changes have a negative impact on us or our business, these changes may materially and adversely impact our business, financial condition, and results of operations.
In addition, the amounts of taxes we pay are subject to current or future audits by taxing authorities in the United States and all other jurisdictions in which we operate. If audits result in additional payments or assessments different from our reserves, our future results may include unfavorable adjustments to our tax liabilities, and our financial statements could be adversely affected.
We may incur obligations, liabilities, or costs under environmental, health, and safety laws, which could have an adverse impact on our business, financial condition, and results of operations.
We are required to comply with national, state, local, and foreign laws and regulations regarding the protection of the environment, health, and safety. We may incur expenses, or be subject to liability, related to the transportation, storage, or disposal of lithium-ion batteries. Adoption of more stringent laws and regulations in the future could require us to incur substantial costs to come into compliance with these laws and regulations. In addition, violations of, or liabilities under, these laws and regulations may result in restrictions being imposed on our operating activities or in our being subject to adverse publicity, substantial fines, penalties, criminal proceedings, third-party property damage or personal injury claims, cleanup costs, or other costs. Liability under these laws and regulations can be imposed on a joint and several basis and without regard to fault or the legality of the activities giving rise to the claim. In addition, future developments such as more aggressive enforcement policies or the discovery of presently unknown environmental conditions may require expenditures that could have an adverse effect on our business, financial condition, and results of operations.

Table of Content
The reduction, elimination, or expiration of government incentives for, or regulations mandating the use of, renewable energy could reduce demand for energy storage products and harm our business.
Federal, state, local, and foreign government bodies provide incentives to owners, end users, distributors, system integrators and manufacturers of renewable energy products to promote renewable electricity in the form of rebates, tax credits and other financial incentives.
The range and duration of these incentives varies widely by jurisdiction. Our customers typically use our products for grid-connected applications wherein power is sold under a power purchase agreement or into an organized electric market. The reduction, elimination, or expiration of government incentives for grid-connected electricity may negatively affect the competitiveness of our offerings relative to conventional renewable sources of electricity and could harm or halt the growth of our industry and our business. These subsidies and incentives may expire on a particular date, end when the allocated funding is exhausted or be reduced or terminated as renewable energy adoption rates increase or as a result of legal challenges, the adoption of new statutes or regulations, or the passage of time. These reductions or terminations may occur without warning.
Revenue from any projects we support may be adversely affected if there is a decline in public acceptance or support of renewable energy, or regulatory agencies, local communities, or other third parties delay, prevent, or increase the cost of constructing and operating customer projects.
Certain persons, associations and groups could oppose renewable energy projects in general or our customers’ projects specifically, citing, for example, misuse of water resources, landscape degradation, land use, food scarcity or price increase, and harm to the environment. Moreover, regulation may restrict the development of renewable energy plants in certain areas. In order to develop a renewable energy project, our customers are typically required to obtain, among other things, environmental impact permits or other authorizations and building permits, which in turn require environmental impact studies to be undertaken and public hearings and comment periods to be held during which any person, association, or group may oppose a project. Any such opposition may be taken into account by government officials responsible for granting the relevant permits, which could result in the permits being delayed or not being granted or being granted solely on the condition that our customers carry out certain corrective measures to the proposed project.
Severe weather events, including the effects of climate change, are inherently unpredictable and may have a material adverse effect on our financial results and financial condition.
Our business, including our customers and suppliers, may be exposed to severe weather events and natural disasters, such as tornadoes, tsunamis, tropical storms (including hurricanes), earthquakes, windstorms, hailstorms, severe thunderstorms, wildfires, and other fires, which could cause operating results to vary significantly from one period to the next. We may incur losses in our business in excess of: (1) those experienced in prior years, (2) the average expected level used in pricing, or (3) current insurance coverage limits. The incidence and severity of severe weather conditions and other natural disasters are inherently unpredictable. Climate change may affect the occurrence of certain natural events, such as an increase in the frequency or severity of wind and thunderstorm events, and tornado or hailstorm events due to increased convection in the atmosphere; more frequent wildfires and subsequent landslides in certain geographies; higher incidence of deluge flooding; and the potential for an increase in severity of the hurricane events due to higher sea surface temperatures. Additionally, climate change may adversely impact the demand, price, and availability of insurance. Due to significant variability associated with future changing climate conditions, we are unable to predict the impact climate change will have on our business.
Risks Related to Our Financial Condition and Liquidity
Our order intake and cash flows have been highly seasonal, which could make our future performance difficult to predict and could cause our results of operations for a particular period to fluctuate from quarter to quarter or fall below expectations, resulting in a decline in the price of our Class A common stock.
Our quarterly results of operations are difficult to predict and may fluctuate significantly in the future. We experience seasonality and typically see increased order intake in our third and fourth fiscal quarters, driven by demand in the Northern Hemisphere to install energy storage products before the summer of the following year. Combined third and fourth fiscal quarter order intake for energy storage products in fiscal year 2021, 2020 and fiscal year 2019 accounted for 80% or more of our total intake each year. As a result, revenue recognition is significantly stronger in our third and fourth fiscal quarters. Cash flows historically have been negative in our first and second fiscal quarters, neutral to positive in our third fiscal quarter, and positive in our fourth fiscal quarter. Significant fluctuations in our order intake and cash flows could make our future performance difficult to predict and could cause our results of operations for a particular period to fluctuate from quarter to quarter or fall below expectations, resulting in a decline in the price of our Class A common stock.

Table of Content
We have a history of net losses, we anticipate increasing expenses in the future, and we may not be able to achieve or maintain profitability.
We have incurred net losses on an annual basis since our inception. We incurred net losses of $162.0 million and $46.7 million for the fiscal years ended September 30, 2021 and 2020, respectively. We expect our aggregate costs will increase substantially in the foreseeable future and our losses will continue as we expect to invest heavily in increasing our customer base, expanding our operations, hiring additional employees, and operating as a public company. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. To date, we have financed our operations with equity contributions from AES Grid Stability, Siemens Industry, and QFH, cash and cash equivalents, negative working capital, and short-term borrowings. Our net cash flow from operations was negative for the fiscal years ended September 30, 2021 and 2020. We may not generate positive cash flow from operations or profitability in any given period, and our limited operating history may make it difficult for you to evaluate our current business and our future prospects.
We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including increasing expenses as we continue to grow our business. We expect our operating expenses to increase significantly over the next several years as we continue to hire additional personnel, expand our operations and infrastructure, and continue to expand to reach more customers. In addition to the expected costs to grow our business, we also expect to incur additional legal, accounting, and other expenses as a newly public company. These investments may be more costly than we expect, and if we do not achieve the benefits anticipated from these investments, or if the realization of these benefits is delayed, they may not result in increased revenue or growth in our business. If our growth rate were to decline significantly or become negative, it could adversely affect our financial condition and results of operations. If we are not able to achieve or maintain positive cash flow in the long term, we may require additional financing, which may not be available on favorable terms or at all and/or which would be dilutive to our stockholders. If we are unable to successfully address these risks and challenges as we encounter them, our business, results of operations and financial condition would be adversely affected. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.
Our revolving credit facility imposes certain restrictions that may affect our ability to operate our business and make payments on our indebtedness.
We entered into a $190.0 million secured revolving credit facility (the “Revolver”) on November 1, 2021. The Revolver contains covenants that, among other things, restrict our ability to incur additional indebtedness; incur liens; sell, transfer, or dispose of property and assets; invest; make dividends or distributions or other restricted payments and engage in affiliate transactions. In addition, we are required to maintain (i) minimum liquidity and gross revenue requirements, in each case, until consolidated EBITDA reaches a certain specified threshold and we make an election, and (ii) thereafter, a maximum total leverage ratio and a minimum interest coverage ratio. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Revolving Credit Facility” for further discussion of the Revolver. The Revolver limits our ability to make certain payments, including dividends or distributions on Fluence Energy, LLC’s equity and other restricted payments, provided, however, that payments in respect of certain tax distributions under the Fluence Energy LLC Agreement and certain payments under the Tax Receivable Agreement are permitted. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Tax Receivable Agreement” for further discussion of the Tax Receivable Agreement. These restrictions may restrict our current and future operations, particularly our ability to respond to certain changes in our business or industry or take future actions. In connection with the Revolver, we granted the lenders party thereto a security interest in substantially all of our assets.
Our ability to meet these restrictive covenants can be impacted by events beyond our control and we may be unable to do so. Our Revolver and related security agreements provides that our breach or failure to satisfy certain covenants constitutes an event of default. Upon the occurrence of an event of default, our lenders could elect to declare all amounts outstanding under its debt agreements to be immediately due and payable. In addition, our lenders would have the right to proceed against the assets we provided as collateral pursuant to the Revolver and related security agreement. If the debt under our Revolver was to be accelerated, we may not have sufficient cash on hand or be able to sell sufficient collateral to repay it, which would have an immediate adverse effect on our business and operating results. This could potentially cause us to cease operations and result in a complete loss of your investment in our Class A common stock.
Moreover, the Revolver requires us to dedicate a portion of our cash flow from operations to interest payments, thereby reducing the availability of cash flow to fund working capital, capital expenditures and other general corporate purposes; increasing our vulnerability to adverse general economic, industry, or competitive developments or conditions; and limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate or in pursuing our strategic objectives.

Table of Content
Our future capital needs are uncertain and we may need to raise additional funds in the future, and such funds may not be available on acceptable terms or at all.
We believe that our current cash and cash equivalents, including the net proceeds from the IPO, together with our expected cash from operations, will be sufficient to meet our projected operating requirements for the foreseeable future. However, continued expansion of our business will be expensive, and we may seek additional funds from public and private stock offerings, borrowings under our existing or new credit facilities or other sources which we may not be able to maintain or obtain on acceptable or commercially reasonable terms, if at all. Our capital requirements will depend on many factors, including:
•market acceptance of our offerings;
•the revenue generated by sales of our offerings;
•the costs associated with expanding our sales and marketing efforts;
•the expenses we incur in manufacturing and selling our products;
•the costs of developing and commercializing new products or technologies;
•the cost of filing and prosecuting patent applications and defending and enforcing our patent and other intellectual property rights;
•the cost of defending, in litigation or otherwise, any claims that we infringe third-party patent or other intellectual property rights;
•the cost of enforcing or defending against non-competition claims;
•the number and timing of acquisitions and other strategic transactions;
•the costs associated with our planned international expansion; and
•unanticipated general and administrative expenses.
As a result of these factors, we may seek to raise additional capital to, among others:
•maintain appropriate product inventory levels;
•continue our research and development and protect our intellectual property rights;
•defend claims, in litigation or otherwise;
•expand our geographic reach;
•commercialize our new products; and
•acquire companies and license products or intellectual property.
Such capital may not be available on favorable terms, or at all. Furthermore, if we issue equity or debt securities to raise additional capital, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences, and privileges senior to those of our existing stockholders. In addition, if we raise additional capital through collaboration, licensing, or other similar arrangements, it may be necessary to relinquish valuable rights to our products, potential products, or proprietary technologies, or grant licenses on terms that are not favorable to us. Historically, we have relied on parent corporate guarantees from our affiliates to support project sales. If we are unable to rely on our standalone credit quality or utilize such parent corporate guarantees going forward, it may impact our ability to sell products or establish supplier relationships going forward. If we cannot raise capital on acceptable terms, we may not be able to develop or enhance our products, execute our business plan, take advantage of future opportunities, or respond to competitive pressures, changes in our supplier relationships, or unanticipated customer requirements. Any of these events could adversely affect our ability to achieve our development and commercialization goals, which could have a material adverse effect on our business, results of operations, and financial condition.

Table of Content
Risks Related to Our Intellectual Property and Technology
If we are unable to obtain, maintain and enforce intellectual property protection for our technology or if the scope of our intellectual property protection is not sufficiently broad, others may be able to develop and commercialize technology substantially similar to ours, and our ability to successfully commercialize our technology may be adversely affected.
Our business depends on internally developed technology, including hardware, software, databases, confidential information and know-how, the protection of which is crucial to the success of our business. We rely on a combination of trademark, trade-secret, and copyright laws and confidentiality procedures and contractual provisions to protect our intellectual property rights in our internally developed technology. We may, over time, increase our investment in protecting our intellectual property through additional trademark, patent, and other intellectual property filings that could be expensive and time-consuming. Effective trademark, trade-secret, and copyright protection is expensive to develop and maintain, both in terms of initial and ongoing registration requirements and the costs of defending our rights. These measures, however, may not be sufficient to offer us meaningful protection. If we are unable to protect our intellectual property and other rights, our competitive position and our business could be harmed, as third parties may be able to commercialize and use technologies and software products that are substantially the same as ours without incurring the development and licensing costs that we have incurred. Any of our owned or licensed intellectual property rights could be challenged, invalidated, circumvented, infringed, or misappropriated, our trade secrets and other confidential information could be disclosed in an unauthorized manner to third parties, or our intellectual property rights may not be sufficient to permit us to take advantage of current market trends or otherwise to provide us with competitive advantages, which could result in costly redesign efforts, discontinuance of certain offerings, or other competitive harm.
Monitoring unauthorized use of our intellectual property is difficult and costly. From time to time, we seek to analyze our competitors’ services, and may in the future seek to enforce our rights against potential infringement. However, the steps we have taken to protect our intellectual property rights may not be adequate to prevent infringement or misappropriation of our intellectual property. We may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Any inability to meaningfully protect our intellectual property rights could result in harm to our ability to compete and reduce demand for our technology. Moreover, our failure to develop and properly manage new intellectual property could adversely affect our market positions and business opportunities. Also, some of our services rely on technologies and software developed by or licensed from third parties, and we may not be able to maintain our relationships with such third parties or enter into similar relationships in the future on reasonable terms or at all.
Uncertainty may result from changes to intellectual property legislation and from interpretations of intellectual property laws by applicable courts and agencies. Accordingly, despite our efforts, we may be unable to obtain and maintain the intellectual property rights necessary to provide us with a competitive advantage. Our failure to obtain, maintain and enforce our intellectual property rights could therefore have a material adverse effect on our business, financial condition, and results of operations.
We may be sued by third parties for infringement, misappropriation, dilution, or other violation of their intellectual property or proprietary rights.
Internet, advertising, and e-commerce companies frequently are subject to litigation based on allegations of infringement, misappropriation, dilution, or other violations of intellectual property rights. Some internet, advertising, and e-commerce companies, including some of our competitors, as well as non-practicing entities, own large numbers of patents, copyrights, trademarks, and trade secrets, which they may use to assert claims against us.
Third parties may in the future assert, that we have infringed, misappropriated, diluted, or otherwise violated their intellectual property rights. For instance, the use of our technology to provide our offerings could be challenged by claims that such use infringes, dilutes, misappropriates, or otherwise violates the intellectual property rights of a third party. In addition, we may in the future be exposed to claims that content published or made available through our apps or websites violates third-party intellectual property rights.
As we face increasing competition and as a public company, the possibility of intellectual property rights claims against us grows. Such claims and litigation may involve patent holding companies or other adverse intellectual property rights holders who have no relevant product revenue, and therefore our own pending patents and other intellectual property rights may provide little or no deterrence to these rights holders in bringing intellectual property rights claims against us. There may be intellectual property rights held by others, including issued or pending patents and trademarks, that cover significant aspects of our technologies, content, branding, or business methods, and we cannot assure that we are not infringing or violating, and have not violated or infringed, any third-party intellectual property rights or that we will not be held to have done so or be accused of doing so in the future. We expect that we may receive in the future notices that claim we or our partners, or clients using our solutions and services, have misappropriated, or misused other parties’ intellectual property rights, particularly as the number of competitors in our market grows and the functionality of applications amongst competitors overlaps.

Table of Content
Any claim that we have violated intellectual property or other proprietary rights of third parties, with or without merit, and whether or not it results in litigation, is settled out of court or is determined in our favor, could be time-consuming and costly to address and resolve, and could divert the time and attention of management and technical personnel from our business. Furthermore, an adverse outcome of a dispute may result in an injunction and could require us to pay substantial monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a party’s intellectual property rights. Any settlement or adverse judgment resulting from such a claim could require us to enter into a licensing agreement to continue using the technology, content, or other intellectual property that is the subject of the claim; restrict or prohibit our use of such technology, content, or other intellectual property; require us to expend significant resources to redesign our technology or solutions; and require us to indemnify third parties. Royalty or licensing agreements, if required or desirable, may be unavailable on terms acceptable to us, or at all, and may require significant royalty payments and other expenditures. We may also be required to develop alternative non-infringing technology, which could require significant time and expense. There also can be no assurance that we would be able to develop or license suitable alternative technology, content, or other intellectual property to permit us to continue offering the affected technology, content, or services to our partners or clients. If we cannot develop or license technology for any allegedly infringing aspect of our business, we would be forced to limit our product or service offerings and may be unable to compete effectively. Any of these events could materially harm our business, financial condition, and results of operations.
If our trademarks and trade names are not adequately protected or protectable, we may not be able to build name recognition in our markets of interest, and our competitive position may be harmed.
The registered or unregistered trademarks or trade names that we own may be challenged, infringed, circumvented, declared generic, lapsed, or determined to be infringing on or dilutive of other marks. We may not be able to protect our rights in these trademarks and trade names, which we need in order to build name recognition with potential members, partners, and clients. In addition, third parties may file for registration of trademarks similar or identical to our trademarks, thereby impeding our ability to build brand identity and possibly leading to market confusion. If they succeed in registering or developing common-law rights in such trademarks, and if we are not successful in challenging such third-party rights, we may not be able to use these trademarks to develop brand recognition of our technologies, products, or services. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered or unregistered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
We may not be able to enforce our intellectual property rights throughout the world.
We may also be required to protect our proprietary technology and content in an increasing number of jurisdictions, a process that is expensive and may not be successful, or which we may not pursue in every location. Filing, prosecuting, maintaining, defending, and enforcing intellectual property rights on our products, services, and technologies in all countries throughout the world could be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. We do not own and have not registered or applied for intellectual property registrations in all countries outside the United States. Competitors may use our technologies in jurisdictions where we have not obtained protection to develop their own products and services and, further, may export otherwise violating products and services to territories where we have protection but enforcement is not as strong as that in the United States. These products and services may compete with our solutions and services, and our intellectual property rights may not be effective or sufficient to prevent them from competing. In addition, the laws of some foreign countries do not protect certain proprietary rights to the same extent as the laws of the United States, and many companies have encountered significant challenges in establishing and enforcing certain of their proprietary rights outside of the United States. These challenges can be caused by the absence or inconsistency of the application of rules and methods for the establishment and enforcement of intellectual property rights outside of the United States. For instance, there is no uniform worldwide policy regarding patentable subject matter or the scope of claims allowable for business methods. As such, we do not know the degree of future protection that we will have on our technologies, products, and services.
In addition, the legal systems of some countries, particularly developing countries, do not favor the enforcement of certain intellectual property protection. This could make it difficult for us to stop the misappropriation or other violation of certain of our other intellectual property rights. Accordingly, we may choose not to seek protection in certain countries, and we will not have the benefit of protection in such countries. Proceedings to enforce our intellectual property rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate. In addition, changes in the law and legal decisions by courts in the United States and foreign countries may affect our ability to obtain adequate protection for our products, services, and other technologies and the enforcement of intellectual property. Any of the foregoing could harm our competitive position, business, financial condition, results of operations, and prospects.

Table of Content
We may be subject to claims that our employees, consultants, or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers or claims asserting ownership of what we regard as our own intellectual property.
Many of our employees, consultants, and advisors are currently or were previously employed at other companies in our field, including our competitors or potential competitors. Although we try to ensure that our employees, consultants, and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these individuals have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.
In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Any of the foregoing could harm our competitive position, business, financial condition, results of operations, and prospects.
Our business depends on our ability to effectively invest in, implement improvements to and properly maintain the uninterrupted operation and data integrity of our information technology and other business systems.
Our business is highly dependent on maintaining effective information systems as well as the integrity and of the data we use to serve our customers and operate our business. Because of the large amount of data that we collect and manage, it is possible that hardware failures or errors in our systems could result in data loss or corruption or cause the information that we collect to be incomplete or contain inaccuracies that our partners regard as significant. If our data were found to be inaccurate or unreliable due to fraud or other error, or if we, or any of the third-party service providers we engage, were to fail to maintain information systems and data integrity effectively, we could experience operational disruptions that may impact our operations and hinder our ability to provide services, establish appropriate pricing for services, establish reserves, report financial results timely and accurately and maintain regulatory compliance, among other things. If any such failure of our data integrity were to result in the theft, corruption or other harm to the data of our customers, our ability to retain and attract partners or customers may be harmed.
We must continue to invest in long-term solutions that will enable us to anticipate customer needs and expectations, enhance the customer experience, act as a differentiator in the market, and protect against cybersecurity risks and threats. Despite our implementation of reasonable security measures, our IT systems, like those of other companies, are vulnerable to damages from computer viruses, natural disasters, fire, power loss, telecommunications failures, personnel misconduct, human error, unauthorized access, physical or electronic security breaches, cyber-attacks (including malicious and destructive code, phishing attacks, ransomware, and denial of service attacks), and other similar disruptions. Such attacks or security breaches may be perpetrated by bad actors internally or externally (including computer hackers, persons involved with organized crime, or foreign state or foreign state-supported actors). Cybersecurity threat actors employ a wide variety of methods and techniques that are constantly evolving, increasingly sophisticated, and difficult to detect and successfully defend against. We have experienced such incidents in the past, and any future incidents could expose us to claims, litigation, regulatory or other governmental investigations, administrative fines, and potential liability. Any system failure, accident, or security breach could result in disruptions to our operations. A material network breach in the security of our IT systems could include the theft of our trade secrets, customer information, human resources information, or other confidential data, including but not limited to personally identifiable information.
Although past incidents have not had a material effect on our business operations or financial performance, to the extent that any disruption or security breach results in a loss or damage to our data, or an inappropriate disclosure of confidential, proprietary or customer information, it could cause significant damage to our reputation, affect our relationships with our customers and strategic partners, lead to claims against us from governments and private plaintiffs, and adversely affect our business. We cannot guarantee that future cyberattacks, if successful, will not have a material effect on our business or financial results.

Table of Content
Many governments have enacted laws requiring companies to provide notice of cyber incidents involving certain types of data, including personal data. These laws may be subject to alterations and revisions, and if we fail to comply with our obligations under such laws in the jurisdictions in which we operate, we could be subject to regulatory action and lawsuits. If an actual or perceived cybersecurity breach of security measures, unauthorized access to our system or the systems of the third-party vendors that we rely upon, or any other cybersecurity threat occurs, we may incur liability, costs, or damages, contract termination, our reputation may be compromised, our ability to attract new customers could be negatively affected, and our business, financial condition, and results of operations could be materially and adversely affected. Any compromise of our security could also result in a violation of applicable domestic and foreign security, privacy or data protection, consumer protection, and other laws, regulatory or other governmental investigations, enforcement actions, and legal and financial exposure, including potential contractual liability. In addition, we may be required to incur significant costs to protect against and remediate damage caused by these disruptions or security breaches in the future.
We utilize open-source software, which may pose particular risks to our proprietary software and solutions.
We use open-source software in our solutions and will use open-source software in the future. Companies that incorporate open-source software into their solutions have, from time to time, faced claims challenging the use of open-source software and compliance with open-source license terms. Some licenses governing the use of open-source software contain requirements that we make available source code for modifications or derivative works we create based upon the open-source software, and that we license such modifications or derivative works under the terms of a particular open-source license or other license granting third parties certain rights of further use. By the terms of certain open-source licenses, we could be required to release the source code of our proprietary software, and to make our proprietary software available under open-source licenses to third parties at no cost, if we combine our proprietary software with open-source software in certain manners. Although we monitor our use of open-source software, we cannot assure you that all open-source software is reviewed prior to use in our solutions, that our developers have not incorporated open-source software into our solutions, or that they will not do so in the future. Additionally, the terms of many open-source licenses to which we are subject have not been interpreted by U.S. or foreign courts. There is a risk that open-source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market or provide our solutions as currently marketed or provided. Companies that incorporate open-source software into their products have, in the past, faced claims seeking enforcement of open-source license provisions and claims asserting ownership of open-source software incorporated into their product. If an author or other third party that distributes such open-source software were to allege that we had not complied with the conditions of an open-source license, we could incur significant legal costs defending ourselves against such allegations. In the event such claims were successful, we could be subject to significant damages or be enjoined from the distribution of our software. In addition, the terms of open-source software licenses may require us to provide source code that we develop using such open-source software to others on unfavorable license terms. As a result of our current or future use of open-source software, we may face claims or litigation, be required to release our proprietary source code, pay damages for breach of contract, re-engineer our solutions, discontinue making our solutions available in the event re-engineering cannot be accomplished on a timely basis, or take other remedial action. Any such re-engineering or other remedial efforts could require significant additional research and development resources, and we may not be able to successfully complete any such re-engineering or other remedial efforts. Further, in addition to risks related to license requirements, use of certain open-source software can lead to greater risks than use of third-party commercial software, as open-source licensors generally do not provide warranties or controls on the origin of software. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could have a negative effect on our business, financial condition, and results of operations.

If we fail to comply with our obligations under license or technology agreements with third parties, we may be required to pay damages, and we could lose license rights that are critical to our business. If we fail to comply with our obligations under license and technology agreements with AES and Siemens, we could lose license rights, including to patents and patent applications, which may prove to be material to our business.

Table of Content
We license certain intellectual property, including patents, technologies, and software from third parties, including AES and Siemens, that is important to our business, and in the future, we may enter into additional agreements that provide us with licenses to valuable intellectual property or technology. If we fail to comply with any of the obligations under our license agreements, we may be required to pay damages and the licensor may have the right to terminate the license. Termination by the licensor would cause us to lose valuable rights, and could prevent us from selling our products and services, or adversely impact our ability to commercialize future solutions and services. Our business would suffer if any current or future licenses terminate, if the licensors fail to abide by the terms of the license, if the licensors fail to enforce licensed patents against infringing third parties, if the licensed intellectual property is found to be invalid or unenforceable, if the licensed intellectual property expires or if we are unable to enter into necessary licenses on acceptable terms. In addition, our rights to certain intellectual property, technologies, and software, are licensed to us on a non-exclusive basis. The owners of these non-exclusively licensed technologies are therefore free to license them to third parties, including our competitors, on terms that may be superior to those offered to us, which could place us at a competitive disadvantage. Moreover, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights. In addition, the agreements under which we license intellectual property or technology from third parties are generally complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement. Any of the foregoing could harm our competitive position, business, financial condition, results of operations, and prospects.
If we cannot license rights to use technologies on reasonable terms, we may not be able to commercialize new solutions or services in the future.
In the future, we may identify additional third-party intellectual property we may need to license in order to engage in our business, including to develop or commercialize new products or services. However, such licenses may not be available on acceptable terms or at all. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources, and greater development or commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. Even if such licenses are available, we may be required to pay the licensor substantial royalties based on sales of our products and services. Such royalties are a component of the cost of our products or services and may affect the margins on our products and services. In addition, such licenses may be non-exclusive, which could give our competitors access to the same intellectual property licensed to us. If we are unable to enter into the necessary licenses on acceptable terms or at all, if any necessary licenses are subsequently terminated, if our licensors fail to abide by the terms of the licenses, if our licensors fail to prevent infringement by third parties, or if the licensed intellectual property rights are found to be invalid or unenforceable, or if the licensed intellectual property rights expire, our business, financial condition, results of operations, and prospects could be affected. If licenses to third-party intellectual property rights are or become required for us to engage in our business, the rights may be non-exclusive, which could give our competitors access to the same technology or intellectual property rights licensed to us. Moreover, we could encounter delays and other obstacles in our attempt to develop alternatives. Defense of any lawsuit or failure to obtain any of these licenses on favorable terms could prevent us from commercializing solutions and services, which could harm our competitive position, business, financial condition, results of operations, and prospects.
Risks related to Ownership of our Class A Common Stock
Certain provisions of Delaware law and antitakeover provisions in our organizational documents could delay or prevent a change of control.
Certain provisions of Delaware law, our amended and restated certificate of incorporation, amended and restated bylaws, and our Stockholders Agreement may have an antitakeover effect and may delay, defer, or prevent a merger, acquisition, tender offer, takeover attempt, or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by our stockholders. These provisions provide for, among other things:
•the ability of our board of directors to issue one or more series of preferred stock;
•advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings;
•certain limitations on convening special stockholder meetings;
•prohibit cumulative voting in the election of directors;
•that certain provisions of amended and restated certificate of incorporation may be amended only by the affirmative vote of at least 66 2/3% of the voting power represented by our then-outstanding common stock;

Table of Content
•the right of each of AES Grid Stability, Siemens Industry, and the Blocker Shareholder to nominate certain of our directors;
•the shares of our Class B-1 common stock held by our Founders entitle them to five votes per share on all matters presented to our stockholders generally; and
•the consent rights of the Continuing Equity Owners in the Stockholders Agreement.
These antitakeover provisions could make it more difficult for a third party to acquire us, even if the third party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares.
In addition, we have opted out of Section 203 of the General Corporation Law of the State of Delaware, which we refer to as the DGCL, but our amended and restated certificate of incorporation will provide that engaging in any of a broad range of business combinations with any “interested” stockholder (any stockholder with 15% or more of our voting stock) for a period of three years following the date on which the stockholder became an “interested” stockholder is prohibited, subject to certain exceptions.
The JOBS Act will allow us to postpone the date by which we must comply with certain laws and regulations intended to protect investors and to reduce the amount of information we provide in our reports filed with the SEC. We cannot be certain if this reduced disclosure will make our Class A common stock less attractive to investors.
The JOBS Act is intended to reduce the regulatory burden on “emerging growth companies.” As defined in the JOBS Act, a public company whose initial public offering of common equity securities occurs after December 8, 2011, and whose annual net revenues are less than $1.07 billion will, in general, qualify as an emerging growth company until the earliest of:
•the last day of its fiscal year following the fifth anniversary of the date of its initial public offering of common equity securities;
•the last day of its fiscal year in which it has annual gross revenue of $1.07 billion or more;
•the date on which it has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; and
•the date on which it is deemed to be a “large accelerated filer,” which will occur at such time as the company (1) has an aggregate worldwide market value of common equity securities held by non-affiliates of $700 million or more as of the last business day of its most recently completed second fiscal quarter, (2) has been required to file annual and quarterly reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, for a period of at least 12 months, and (3) has filed at least one annual report pursuant to the Exchange Act.
Under this definition, we are an emerging growth company and may remain an emerging growth company until as late as September 30, 2026. However, we anticipate no longer being an emerging growth company as soon as September 30, 2022. For so long as we are an emerging growth company, we are, among other things:
•not be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act;
•not be required to hold a nonbinding advisory stockholder vote on executive compensation pursuant to Section 14A(a) of the Exchange Act;
•not be required to seek stockholder approval of any golden parachute payments not previously approved pursuant to Section 14A(b) of the Exchange Act;
•be exempt from the requirement of the Public Company Accounting Oversight Board, or PCAOB, regarding the communication of critical audit matters in the auditor’s report on the financial statements; and
•be subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.
In addition, Section 107 of the JOBS Act provides that an emerging growth company can use the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. This permits an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use this extended transition period and, as a result, our consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies.
We cannot predict if investors will find our Class A common stock less attractive as a result of our decision to take advantage of some or all of the reduced disclosure requirements above. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.

Table of Content
Because we have no current plans to pay regular cash dividends on our Class A common stock for the foreseeable future, you may not receive any return on investment unless you sell your Class A common stock for a price greater than that which you paid for it.
We do not anticipate paying any regular cash dividends on our Class A common stock in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, general and economic conditions, our results of operations and financial condition, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, and such other factors that our board of directors may deem relevant. In addition, our ability to pay dividends is, and may be, limited by covenants of any future outstanding indebtedness we or our subsidiaries incur. Therefore, any return on investment in our Class A common stock is solely dependent upon the appreciation of the price of our Class A common stock on the open market, which may not occur.
We cannot predict the effect our multiple class structure may have on the market price of our Class A common stock.
We cannot predict whether our multiple class structure will result in a lower or more volatile market price of our Class A common stock, in adverse publicity, or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indices. In July 2017, FTSE Russell announced that it plans to require new constituents of its indices to have greater than 5% of the company’s voting rights in the hands of public stockholders, and S&P Dow Jones announced that it will no longer admit companies with multiple-class share structures to certain of its indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400, and S&P SmallCap 600, which together make up the S&P Composite 1500. Also in 2017, MSCI, a leading stock index provider, opened public consultations on their treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices and in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. Under such announced policies, the multiple class structure of our stock would make us ineligible for inclusion in certain indices and, as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to track those indices would not invest in our Class A common stock. These policies are relatively new, and it is unclear what effect, if any, they will have on the valuations of publicly traded companies excluded from such indices, but it is possible they may depress valuations, compared to similar companies that are included. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.
We are a “controlled company” within the meaning of the Nasdaq rules and, as a result, are qualify for, and intend to rely on, exemptions from certain corporate governance requirements. You may not have the same protections afforded to stockholders of companies that are subject to such corporate governance requirements.
Our Continuing Equity Owners have more than 50% of the voting power for the election of directors, and, as a result, we are considered a “controlled company” for the purposes of the Nasdaq rules. As such, we qualify for, and intend to rely on, exemptions from certain corporate governance requirements, including the requirements to have a majority of independent directors on our board of directors, an entirely independent compensation committee or to have director nominations be made, or recommended to the full board of directors, by its independent directors or by a nominations committee that is composed entirely of independent directors. The corporate governance requirements and, specifically, the independence standards are intended to ensure directors who are considered independent are free of any conflicting interest that could influence their actions as directors.
Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the Nasdaq rules. Our status as a controlled company could make our Class A common stock less attractive to some investors or otherwise harm our stock price.

Table of Content
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, and the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.
Our amended and restated certificate of incorporation provides (A) (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, other employee or stockholder of the Company to the Company or the Company’s stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws (as either may be amended or restated) or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware or (iv) any action asserting a claim governed by the internal affairs doctrine of the law of the State of Delaware shall, to the fullest extent permitted by law, be exclusively brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, the federal district court of the State of Delaware; and (B) the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Notwithstanding the foregoing, the exclusive forum provision shall not apply to claims seeking to enforce any liability or duty created by the Exchange Act. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation.
Our amended and restated certificate of incorporation provides that the doctrine of “corporate opportunity” does not apply with respect to any director or stockholder who is not employed by us or our subsidiaries.
The doctrine of corporate opportunity generally provides that a corporate fiduciary may not develop an opportunity using corporate resources, acquire an interest adverse to that of the corporation or acquire property that is reasonably incident to the present or prospective business of the corporation or in which the corporation has a present or expectancy interest, unless that opportunity is first presented to the corporation and the corporation chooses not to pursue that opportunity. The doctrine of corporate opportunity is intended to preclude officers or directors or other fiduciaries from personally benefiting from opportunities that belong to the corporation. Our amended and restated certificate of incorporation provides that the doctrine of “corporate opportunity” will not apply with respect to any director or stockholder who is not employed by us or our subsidiaries. Any director or stockholder who is not employed by us or our subsidiaries, therefore, has no duty to communicate or present corporate opportunities to us, and has the right to either hold any corporate opportunity for their (and their affiliates’) own account and benefit or to recommend, assign or otherwise transfer such corporate opportunity to persons other than us, including to any director or stockholder who is not employed by us or our subsidiaries.
As a result, certain of our stockholders, directors, and their respective affiliates, including AES Grid Stability, Siemens Industry, the Blocker Shareholder, and any of our directors nominated by them that is not employed by us or our subsidiaries, are not prohibited from operating or investing in competing businesses. We, therefore, may find ourselves in competition with certain of our stockholders, directors, or their respective affiliates, and we may not have knowledge of, or be able to pursue, transactions that could potentially be beneficial to us. Accordingly, we may lose a corporate opportunity or suffer competitive harm, which could negatively impact our business, operating results, and financial condition.
If securities analysts do not publish research or reports about our business or if they downgrade our stock or our sector, or if there is any fluctuation in our credit rating, our stock price and trading volume could decline.
The trading market for our Class A common stock relies in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. Securities and industry analysts do not currently, and may never, publish research on our company. If no securities or industry analysts commence coverage of us, the trading price of our shares would likely be negatively impacted. Furthermore, if one or more of the analysts who do cover us downgrade our stock or our industry, or the stock of any of our competitors, or publish inaccurate or unfavorable research about our business, the price of our stock could decline. If one or more of these analysts stops covering us or fails to publish reports on us regularly, we could lose visibility in the market, which, in turn, could cause our stock price or trading volume to decline.
Additionally, any fluctuation in the credit rating of us or our subsidiaries may impact our ability to access debt markets in the future or increase our cost of future debt, which could have a material adverse effect on our operations and financial condition, which in return may adversely affect the trading price of shares of our Class A common stock.

Table of Content
Future sales, or the perception of future sales, by us or our existing stockholders in the public market could cause the market price for our Class A common stock to decline.
The sale of shares of our Class A common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our Class A common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
We have outstanding a total of 54,143,275 shares of Class A common stock. Of the outstanding shares, 35,650,000 shares are freely tradable without restriction or further registration under the Securities Act, other than any shares held by our affiliates. In addition, the shares of Class A common stock issued to the Blocker Shareholder in the Transactions will be eligible for resale pursuant to Rule 144 without restriction or further registration under the Securities Act, other than affiliate restrictions under Rule 144. Any shares of Class A common stock held by our affiliates will be eligible for resale pursuant to Rule 144 under the Securities Act, subject to the volume, manner of sale, holding period and other limitations of Rule 144.
Our directors and executive officers, and substantially all of our stockholders, entered into lock-up agreements with the underwriters prior to the commencement of the IPO pursuant to which each of these persons or entities, subject to certain exceptions, for a period of 180 days after the date of the IPO prospectus, may not, without the prior written consent of J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC on behalf of the underwriters, (1) offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, lend, or otherwise transfer or dispose of, directly or indirectly, any Class A common stock or any securities convertible into or exercisable or exchangeable for Class A common stock; or (2) file any registration statement with the Securities and Exchange Commission relating to the offering of any Class A common stock or any securities convertible into or exercisable or exchangeable for Class A common stock; or (3) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of the Class A common stock, whether any such transaction described in clauses (1), (2), or (3) is to be settled by delivery of Class A common stock or such other securities, in cash or otherwise. See “Underwriting.”
In addition, we have granted options to acquire shares of Class A common stock pursuant to equity incentives issued pursuant to the 2020 Unit Option Plan of Fluence Energy, LLC (the “Existing Equity Plan”), of which approximately 12,158,379 are outstanding as of November 30, 2021. Further, we have granted phantom shares conveying the right to receive cash or equity based upon the value of Class A common stock, of which 2,201,605 are outstanding as of November 30, 2021. Finally, we have reserved 9,500,000 shares of Class A common stock for issuance under the Fluence Energy, Inc. 2021 Incentive Award Plan (the “2021 Equity Plan”), of which 664,838 have been granted in the form of restricted stock units (“RSUs”) and are outstanding as of November 30, 2021. Any additional Class A common stock that we issue under the 2021 Plan or other equity incentive plans that we may adopt in the future would be dilutive to Class A common stockholders.
As restrictions on resale end or if these stockholders exercise their registration rights, the market price of our shares of Class A common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of Class A common stock or other securities.
In the future, we may also issue securities in connection with investments, acquisitions or capital raising activities. In particular, the number of shares of our Class A common stock issued in connection with an investment or acquisition, or to raise additional equity capital, could constitute a material portion of our then-outstanding shares of our Class A common stock. Any such issuance of additional securities in the future may result in additional dilution to our Class A common stockholders, or may adversely impact the price of our Class A common stock.
Risks Related to Our Existing Shareholders
Our articles of incorporation limit our Continuing Equity Owners’ and their directors’ and officers’ liability to us or you for breach of fiduciary duty and could also prevent us from benefiting from corporate opportunities that might otherwise have been available to us.
Our articles of incorporation provides that, subject to any contractual provision to the contrary, our Continuing Equity Owners will have no obligation to refrain from:
•engaging in the same or similar business activities or lines of business as we do;
•doing business with any of our clients, customers, vendors or lessors;
•employing or otherwise engaging any of our officers or employees; or
•making investments in any property in which we may make investments.

Table of Content
Under our articles of incorporation, neither Continuing Equity Owners nor any officer or director of Continuing Equity Owners, except as provided in our articles of incorporation, will be liable to us or to our stockholders for breach of any fiduciary duty by reason of any of these activities.
Any interests or expectancy in corporate opportunities which become known to (i) any of our directors or officers who are also directors, officers, employees or other affiliates of Continuing Equity Owners or their affiliates (except that we and our subsidiaries shall not be deemed affiliates of Continuing Equity Owners or its affiliates for the purposes of the provision), or dual persons, or (ii) our Continuing Equity Owners themselves, and which relate to the business of Fluence or may constitute a corporate opportunity for both our Continuing Equity Owners and us. Generally, neither our Continuing Equity Owners nor our directors or officers who are also dual persons will be liable to us or our stockholders for breach of any fiduciary duty by reason of the fact that any such person pursues or acquires any corporate opportunity for the account of our Continuing Equity Owners or their affiliates, directs, recommends, sells, assigns or otherwise transfers such corporate opportunity to Our Continuing Equity Owners or its affiliates, or does not communicate information regarding such corporate opportunity to us. The corporate opportunity provision may exacerbate conflicts of interest between our Continuing Equity Owners and us because the provision effectively permits one of our directors or officers who also serves as a director, officer, employee, or other affiliate of Our Continuing Equity Owners to choose to direct a corporate opportunity to our Continuing Equity Owners instead of us.
Our Continuing Equity Owners are not restricted from competing with us in the energy storage business, including as a result of acquiring a company that operates an energy storage business. Due to the significant resources of our Continuing Equity Owners, including their intellectual property (all of which our Continuing Equity Owners retain and certain of which they license to us under the IP License Agreements), financial resources, name recognition and know-how resulting from the previous management of our business, our Continuing Equity Owners could have a significant competitive advantage over us should it decide to utilize these resources to engage in the type of business we conduct, which may cause our operating results and financial condition to be materially adversely affected.
We are controlled by the Continuing Equity Owners, whose interests may differ from those of our public stockholders.
The Continuing Equity Owners control approximately 94.4% of the combined voting power of our common stock through their ownership of both Class A common stock and Class B-1 common stock. The Continuing Equity Owners will, for the foreseeable future, have the ability to substantially influence us through their ownership position over corporate management and affairs. The Continuing Equity Owners are able to, subject to applicable law, and the voting arrangements, elect a majority of the members of our board of directors and control actions to be taken by us and our board of directors, including amendments to our certificate of incorporation and bylaws and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. The directors so elected will have the authority, subject to the terms of our indebtedness and applicable rules and regulations, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. It is possible that the interests of the Continuing Equity Owners may in some circumstances conflict with our interests and the interests of our other stockholders, including you. For example, the Continuing Equity Owners may have different tax positions from us, especially in light of the Tax Receivable Agreement, that could influence our decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when we should terminate the Tax Receivable Agreement and accelerate its obligations thereunder. In addition, the determination of future tax reporting positions and the structuring of future transactions may take into consideration the Continuing Equity Owners’ tax or other considerations, which may differ from the considerations of us or our other stockholders.
Certain of our officers and directors may have actual or potential conflicts of interest because of their positions with our Continuing Equity Owners.
Julian Nebreda, Lisa Krueger, Barbara Humpton, Emma Falck, Axel Meier, Chris Shelton and Simon Smith serve on our board of directors and retain their positions with AES, Siemens, or QIA, as applicable. These individuals’ holdings in and compensation from the Continuing Equity Owners may be significant for some of these persons. Their positions at AES, Siemens, or QIA, their compensation from AES, Siemens or QIA and the ownership of any equity or equity awards in AES, Siemens, or QIA, as applicable, may create the appearance of conflicts of interest when these individuals are faced with decisions that could have different implications for our Continuing Equity Owners than the decisions have for us.

Table of Content
We rely on our access to our Founders’ brands and reputation, some of our Founders’ relationships, and the brands and reputations of unaffiliated third parties.
We believe the association with our Founders has contributed to our building relationships with our customers due to their recognized brands and products, as well as resources such as their intellectual property and access to third parties’ intellectual property. Any perceived loss of our Founders’ scale, capital base and financial strength as a result of the IPO, or any actual loss in the future, may prompt business partners to reprice, modify or terminate their relationships with us. In addition, our Founders’ reduction of their ownership of our company may cause some of our existing agreements and licenses to be terminated. We cannot predict with certainty the effect that the IPO will have on our business.
Third parties may seek to hold us responsible for liabilities of our Founders, which could result in a decrease in our income.
Third parties may seek to hold us responsible for our Founders’ liabilities. If those liabilities are significant and we are ultimately held liable for them, we cannot assure that we will be able to recover the full amount of our losses from our Founders.
We may be required to pay additional taxes as a result of partnership tax audit rules.
We may be required to pay additional taxes as a result of partnership audit rules under U.S. federal and other applicable income tax law. The Bipartisan Budget Act of 2015 changed the rules applicable to U.S. federal income tax audits of partnerships, including entities such as Fluence Energy, LLC. Under these rules (which generally are effective for taxable years beginning after December 31, 2017), subject to certain exceptions, audit adjustments to items of income, gain, loss, deduction, or credit of an entity (and any holder’s share thereof) are determined, and taxes, interest, and penalties attributable thereto, are assessed and collected, at the partnership level. Although there is uncertainty about how these rules will continue to be implemented, it is possible that they could result in Fluence Energy, LLC (or any of its subsidiaries that are or have been treated as partnerships for U.S. federal income tax purposes) being required to pay additional taxes, interest, and penalties as a result of an audit adjustment, and we, as an owner of Fluence Energy, LLC (or as an indirect owner of such other entities), could be required to indirectly bear the economic burden of those taxes, interest, and penalties even if they relate to periods prior to the IPO and even though we may not otherwise have been required to pay additional corporate-level taxes as a result of the related audit adjustment.
We may incur certain tax liabilities attributable to the Blocker Company as a result of the Transactions.
In connection with the Transactions, and pursuant to the Blocker Mergers, the Blocker Company merged with and into us. As the successor to the Blocker Company, we will generally succeed to and be responsible for any outstanding or historical liabilities, including tax liabilities, of the Blocker Company, including any liabilities that might be incurred as a result of the Blocker Mergers. Any such liabilities for which we are responsible could have an adverse effect on our liquidity and financial condition.
We may not achieve some or all of the anticipated benefits of being a standalone public company.
We may not be able to achieve all of the anticipated strategic and financial benefits expected as a result of being a standalone public company, or such benefits may be delayed or not occur at all. These anticipated benefits include the following:
•allowing investors to evaluate the distinct merits, performance and future prospects of our business, independent of our Founders’ other businesses;
•improving our strategic and operational flexibility and increasing management focus as we continue to implement our strategic plan and allowing us to respond more effectively to the competitive environment for our business;
•allowing us to adopt a capital structure better suited to our financial profile and business needs, without competing for capital with our Founders’ other businesses;
•creating an independent equity structure that will facilitate our ability to effect future acquisitions utilizing our capital stock; and
•facilitating incentive compensation arrangements for employees more directly tied to the performance of our business, and enhancing employee hiring and retention by, among other things, improving the alignment of management and employee incentives with performance and growth objectives of our business.
We may not achieve the anticipated benefits of being a standalone public company for a variety of reasons, and it could adversely affect our operating results and financial condition.

Table of Content
The services that we receive from our Founders may not be sufficient for us to operate our business, and we would likely incur significant incremental costs if we lost access to our Founders’ services.
Because we have not operated as an independent company, we have obtained, and will need to continue to obtain, services from our Founders relating to many important corporate functions including the support we receive from AES relating to clean energy project development and the access Siemens provides to its global sales channels, among various others. We will pay our Founders mutually agreed-upon fees for these services, which will be based on their costs of providing the services.
If we lost access to the services provided to us by certain of our Founders, we would need to replicate or replace certain functions, systems, and infrastructure. We may also need to make investments or hire additional employees to operate without the same access to our Founders’ existing operational infrastructure and wide-ranging support. These initiatives may be costly to implement. Due to the scope and complexity of the underlying projects relative to these efforts, the amount of total costs could be materially higher than our estimate, and the timing of the incurrence of these costs could be subject to change.
We may not be able to replace these services or enter into appropriate third-party agreements on terms and conditions, including cost, comparable to those that we have received in the past and will continue to receive from our Founders. Additionally, if the agreements pursuant to which such services are provided are terminated, we may be unable to sustain the services at the same levels or obtain the same benefits as when we were receiving such services and benefits from our Founders. If we have to operate these functions separately, if we do not have our own adequate systems and business functions in place or if we are unable to obtain them from other providers, we may not be able to operate our business effectively or at comparable costs, and our profitability may decline. In addition, we have historically received informal support from certain of our Founders. The level of this informal support could diminish or be eliminated.
While we are controlled by our Continuing Equity Owners, we may not have the leverage to negotiate amendments to our agreements with our Founders, if required, on terms as favorable to us as those we would negotiate with an unaffiliated third party.
Risks Related to Our Organizational Structure
Our principal asset is our interest in Fluence Energy, LLC, and, as a result, we depend on distributions from Fluence Energy, LLC to pay our taxes and expenses, including payments under the Tax Receivable Agreement. Fluence Energy, LLC’s ability to make such distributions may be subject to various limitations and restrictions.
We are a holding company and have no material assets other than our ownership of LLC Interests. As such, we have no independent means of generating revenue or cash flow, and our ability to pay our taxes and operating expenses or declare and pay dividends in the future, if any, are dependent upon the financial results and cash flows of Fluence Energy, LLC and its subsidiaries and distributions we receive from Fluence Energy, LLC. There can be no assurance that Fluence Energy, LLC and its subsidiaries will generate sufficient cash flow to distribute funds to us or that applicable state law and contractual restrictions, including negative covenants in our debt instruments, will permit such distributions. The Revolver limits, and our future debt agreements may similarly limit, our ability to make certain payments, including dividends and distributions on Fluence Energy, LLC’s equity, Fluence Energy, Inc.’s equity and other restricted payments.

Table of Content
Fluence Energy, LLC continues to be treated as a partnership for U.S. federal income tax purposes and, as such, generally is not subject to any entity-level U.S. federal income tax. Instead, any taxable income of Fluence Energy, LLC will be allocated to holders of LLC Interests, including us. Accordingly, we incur income taxes on our allocable share of any net taxable income of Fluence Energy, LLC. We expect to use distributions from Fluence Energy, LLC to fund any payments that we are required to make under the Tax Receivable Agreement. Under the terms of the Fluence Energy LLC Agreement, Fluence Energy, LLC is obligated, subject to various limitations and restrictions, including with respect to our debt agreements, to make tax distributions to holders of LLC Interests, including us, although tax distributions may not be paid in whole or in part in certain circumstances, including if Fluence Energy, LLC does not have available cash to make such distributions. In addition to tax expenses, we will also incur expenses related to our operations, including payments under the Tax Receivable Agreement, which we expect could be significant. We intend, as its managing member, to cause Fluence Energy, LLC to make cash distributions to the holders of LLC Interests in an amount sufficient to (1) fund all or part of their tax obligations in respect of taxable income allocated to them and (2) cover our operating expenses, including payments under the Tax Receivable Agreement. However, Fluence Energy, LLC’s ability to make such distributions may be subject to various limitations and restrictions, such as restrictions on distributions that would either violate any contract or agreement to which Fluence Energy, LLC is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering Fluence Energy, LLC insolvent. If we do not have sufficient funds to pay tax or other liabilities, or to fund our operations (including, if applicable, as a result of an acceleration of our obligations under the Tax Receivable Agreement), we may have to borrow funds, which could materially and adversely affect our liquidity and financial condition, and subject us to various restrictions imposed by any lenders of such funds. To the extent we are unable to make timely payments under the Tax Receivable Agreement for any reason, such payments generally will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement resulting in the acceleration of payments due under the Tax Receivable Agreement. In addition, if Fluence Energy, LLC does not have sufficient funds to make distributions, our ability to declare and pay cash dividends will also be restricted or impaired. See “—Risks related to ownership of our Class A common stock”.
As a result of (1) potential differences in the amount of net taxable income allocable to us and to Fluence Energy, LLC’s other equity holders, (2) the lower tax rate applicable to corporations as opposed to individuals, and (3) certain tax benefits that we anticipate from (a) future redemptions or exchanges of LLC Interests from the Founders, (b) payments under the Tax Receivable Agreement and (c) certain other transactions, tax distributions to us may be in amounts that exceed our tax liabilities. Our board of directors will determine the appropriate uses for any excess cash so accumulated, which may include, among other uses, the payment of obligations under the Tax Receivable Agreement. We have no obligation to distribute such cash (or other available cash) to our stockholders. No adjustments to the redemption or exchange ratio or price for LLC Interests and corresponding shares of Class B-1 or Class B-2 common stock will be made as a result of any cash distribution by us or any retention of cash by us. To the extent we do not distribute such excess cash as dividends on our Class A common stock, we may take other actions with respect to such excess cash, for example, holding such excess cash, or lending it (or a portion thereof) to Fluence Energy, LLC or its subsidiaries, which may result in shares of our Class A common stock increasing in value relative to the value of LLC Interests. The holders of LLC Interests may benefit from any value attributable to such cash balances or loan receivables if they acquire shares of Class A common stock in exchange for their LLC Interests or otherwise exercise their rights to redeem or exchange their LLC Interests, notwithstanding that such holders may have participated previously as holders of LLC Interests in distributions by Fluence Energy, LLC that resulted in the excess cash balances.

Table of Content
The Tax Receivable Agreement with the Founders requires us to make cash payments to them in respect of certain tax benefits to which we may become entitled, and we expect that such payments will be substantial.
We have entered into a Tax Receivable Agreement with Fluence Energy, LLC and the Founders. Under the Tax Receivable Agreement, we are required to make cash payments to such Founders equal to 85% of the tax benefits, if any, that we actually realize, or in certain circumstances are deemed to realize, as a result of (1) the increases in our share of the tax basis of assets of Fluence Energy, LLC and its subsidiaries resulting from any future redemptions or exchanges of LLC Interests from the Founders and certain distributions (or deemed distributions) by Fluence Energy, LLC; and (2) certain other tax benefits arising from payments under the Tax Receivable Agreement. We anticipate funding ordinary course payments under the Tax Receivable Agreement from cash flow from operations of our subsidiaries, available cash or available borrowings under any future debt agreements. We expect that the amount of the cash payments we will be required to make under the Tax Receivable Agreement will be substantial. We estimate our Founders will be entitled to receive payments under the Tax Receivable Agreement totaling approximately $681.3 million. Any payments made by us to the Founders under the Tax Receivable Agreement will not be available for reinvestment in our business and will generally reduce the amount of overall cash flow that might have otherwise been available to us and have a substantial negative impact on our liquidity. To the extent that we are unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement resulting in the acceleration of payments due under the Tax Receivable Agreement. The payments under the Tax Receivable Agreement are not conditioned upon continued ownership of us by the redeeming or exchanging Founders. Furthermore, our future obligation to make payments under the Tax Receivable Agreement could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that are the subject of the Tax Receivable Agreement. The actual increase in tax basis, and the actual utilization of any resulting tax benefits, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors: including the timing of redemptions of exchanges by the Founders; the price of shares of our Class A common stock at the time of the exchange; the extent to which such redemptions or exchanges are taxable; the amount of gain recognized by such Founders; the amount and timing of the taxable income allocated to us or otherwise generated by us in the future; the portion of our payments under the Tax Receivable Agreement constituting imputed interest; and the federal and state tax rates then applicable.
Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon the Founders that will not benefit holders of our Class A common stock to the same extent that it will benefit the Founders.
Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon the Founders that will not benefit the holders of our Class A common stock to the same extent that it will benefit such Founders. We have entered into the Tax Receivable Agreement with Fluence Energy, LLC and certain Founders, which provides for the payment by us to such Founders of 85% of the amount of tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize, as a result of (1) the increases in our share of the tax basis of assets of Fluence Energy, LLC and its subsidiaries resulting from any future redemptions or exchanges of LLC Interests from the Founders and certain distributions (or deemed distributions) by Fluence Energy, LLC and (2) certain other tax benefits arising from payments under the Tax Receivable Agreement. Although we will retain 15% of the amount of such tax benefits, this and other aspects of our organizational structure may adversely impact the future trading market for the Class A common stock.
In certain cases, payments under the Tax Receivable Agreement may be accelerated or significantly exceed any actual benefits we realize in respect of the tax attributes subject to the Tax Receivable Agreement.
The Tax Receivable Agreement provides that if (1) we materially breach any of our material obligations under the Tax Receivable Agreement and the Continuing Equity Owners elect an early termination of the Tax Receivable Agreement, (2) certain mergers, asset sales, other forms of business combinations or other changes of control were to occur after the consummation of the IPO and the Continuing Equity Owners elect an early termination of the Tax Receivable Agreement, or (3) we elect, at any time, an early termination of the Tax Receivable Agreement, then our obligations, or our successor’s obligations, under the Tax Receivable Agreement to make payments would be based on certain assumptions, including an assumption that we would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the Tax Receivable Agreement.
As a result of the foregoing, we would be required to make an immediate cash payment equal to the present value of the anticipated future tax benefits that are the subject of the Tax Receivable Agreement, based on certain assumptions, which payment may be made significantly in advance of the actual realization, if any, of such future tax benefits. We could also be required to make cash payments to the Founders that are greater than the specified percentage of any actual benefits we ultimately realize in respect of the tax benefits that are subject to the Tax Receivable Agreement. In these situations, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring, or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. There can be no assurance that we will be able to fund or finance our obligations under the Tax Receivable Agreement. To the extent we are unable to make timely payments under the Tax Receivable Agreement for any reason, such payments generally will be deferred and will accrue interest until paid;

Table of Content
provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement resulting in the acceleration of payments due under the Tax Receivable Agreement. We may need to incur debt to finance payments under the Tax Receivable Agreement to the extent our cash resources are insufficient to meet our obligations under the Tax Receivable Agreement as a result of timing discrepancies or otherwise.
We will not be reimbursed for any payments made under the Tax Receivable Agreement in the event that any tax benefits are disallowed.
Payments under the Tax Receivable Agreement will be based on the tax reporting positions that we determine, and the U.S. Internal Revenue Service, or the IRS, or another tax authority, may challenge all or part of the tax basis increases or other tax benefits we claim, as well as other related tax positions we take, and a court could sustain such challenge. If the outcome of any audit of us or our subsidiaries is reasonably expected to adversely affect the rights and obligations of the Continuing Equity Owners under the Tax Receivable Agreement in a material respect, then we will notify the Continuing Equity Owners of such audit, keep them reasonably informed with respect thereto, provide them with a reasonable opportunity to provide information and other input concerning the audit or the relevant portion thereof and consider such information and other input in good faith. The interests of such Founders in any such challenge may differ from or conflict with our interests and your interests, and the Founders may exercise their rights relating to any such challenge in a manner adverse to our interests and your interests. We will not be reimbursed for any cash payments previously made under the Tax Receivable Agreement in the event that any tax benefits initially claimed by us and for which payment has been made are subsequently challenged by a taxing authority and are ultimately disallowed. Instead, any excess cash payments made by us will be netted against any future cash payments we might otherwise be required to make to the applicable Founder under the terms of the Tax Receivable Agreement. However, we might not determine that we have effectively made an excess cash payment to a Founder for a number of years following the initial time of such payment and, if any of our tax reporting positions are challenged by a taxing authority, we will not be permitted to reduce any future cash payments under the Tax Receivable Agreement until any such challenge is finally settled or determined. Moreover, the excess cash payments we made previously under the Tax Receivable Agreement could be greater than the amount of future cash payments against which we would otherwise be permitted to net such excess. The applicable U.S. federal income tax rules for determining applicable tax benefits we may claim are complex and factual in nature, and there can be no assurance that the IRS or a court will not disagree with our tax reporting positions. As a result, payments could be made under the Tax Receivable Agreement significantly in excess of any actual cash tax savings that we realize in respect of the tax attributes that are the subject of the Tax Receivable Agreement.
Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our results of operations and financial condition.
We are subject to taxes by the U.S. federal, state, local, and foreign tax authorities. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:
•allocation of expenses to and among different jurisdictions;
•changes in the valuation of our deferred tax assets and liabilities;
•expected timing and amount of the release of any tax valuation allowances;
•tax effects of stock-based compensation;
•costs related to intercompany restructurings;
•changes in tax laws, tax treaties, regulations or interpretations thereof; or
•lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates.
In addition, we may be subject to audits of our income, sales and other taxes by U.S. federal, state, and local, and foreign taxing authorities. Outcomes from these audits could have an adverse effect on our operating results and financial condition.
If we were deemed to be an investment company under the Investment Company Act of 1940, as amended, or the 1940 Act, including as a result of our ownership of Fluence Energy, LLC, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.
Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if (1) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities, or (2) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not believe that we are an “investment company,” as such term is defined in either of those sections of the 1940 Act.

Table of Content
We and Fluence Energy, LLC intend to conduct our operations so that we will not be deemed an investment company. As the sole managing member of Fluence Energy, LLC, we will control and operate Fluence Energy, LLC. On that basis, we believe that our interest in Fluence Energy, LLC is not an “investment security” as that term is used in the 1940 Act. However, if we were to cease participation in the management of Fluence Energy, LLC, or if Fluence Energy, LLC itself becomes an investment company, our interest in Fluence Energy, LLC could be deemed an “investment security” for purposes of the 1940 Act.
We and Fluence Energy, LLC intend to conduct our operations so that we will not be deemed an investment company. If it were established that we were an unregistered investment company, there would be a risk that we would be subject to monetary penalties and injunctive relief in an action brought by the SEC, that we would be unable to enforce contracts with third parties and that third parties could seek to obtain rescission of transactions undertaken during the period it was established that we were an unregistered investment company. If we were required to register as an investment company, restrictions imposed by the 1940 Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.
General Risk Factors
We will incur significant costs as a result of operating as a public company.
As public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of Nasdaq and other applicable securities laws and regulations. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more difficult, time-consuming, and costly, although we are currently unable to estimate these costs with any degree of certainty. We also expect that being a public company and being subject to new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Class A common stock, fines, sanctions, and other regulatory action and potentially civil litigation. These factors may, therefore, strain our resources, divert management’s attention, and affect our ability to attract and retain qualified board members.
As a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting in order to comply with Section 404 of the Sarbanes-Oxley Act. We may not complete our analysis of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in us and, as a result, the value of our common stock. In addition, because of our status as an emerging growth company, you will not be able to depend on any attestation from our independent registered public accountants as to our internal control over financial reporting for the foreseeable future.
As a public company, we are required by Section 404 of the Sarbanes-Oxley Act to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as of the year ending September 30, 2022. The process of designing and implementing internal control over financial reporting required to comply with this requirement is time-consuming, costly, and complicated. If during the evaluation and testing process we identify one or more other material weaknesses in our internal control over financial reporting or determine that existing material weaknesses have not been remediated, our management will be unable to assert that our internal control over financial reporting is effective. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented, or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.
Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated, or reviewed. However, our independent registered public accounting firm is not required to attest formally to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until the later of the filing of our second annual report following the completion of our IPO or the date we are no longer an “emerging growth company,” as defined in the JOBS Act. Accordingly, you will not be able to depend on any attestation concerning our internal control over financial reporting from our independent registered public accountants for the foreseeable future.

Table of Content
As of September 30, 2021, a material weakness in the internal control over revenue recognition process has not been remediated. The design and implementation of controls did not sufficiently interpret ASC 606 and its application to in-transit, uninstalled or delivered equipment, as well as liquidated damages. We are in the process of remediating the material weakness which includes, without limitation, i) hiring additional experienced accounting, financial reporting and internal control personnel, ii) implementing controls to enhance our review of significant accounting transactions and other new technical accounting and financial reporting issues and preparing and reviewing accounting memoranda addressing these issues, and iii) implementing controls to enable an effective and timely review of account analyses and account reconciliations. We have recently hired additional resources, and we have engaged with a third-party consulting firm to assist us with our formal internal control plan and provide staff augmentation.
The material weaknesses will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective.
We and our independent registered public accounting firm were not required to, and did not, perform an evaluation of our internal control over financial reporting as of September 30, 2021, in accordance with Section 404(b) of the Sarbanes-Oxley Act. Accordingly, we cannot assure you that we have identified all, or that we will not in the future have additional, material weaknesses. Material weaknesses may still exist when we report on the effectiveness of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act.
We cannot be certain as to the timing of completion of our evaluation, testing, and any remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, our independent registered public accounting firm may issue an adverse opinion due to ineffective internal controls over financial reporting, and we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could negatively affect our results of operations and cash flows.
Our management team has limited experience managing a public company.
Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage us as a public company that is subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, results of operations and financial condition. See “—We will incur significant costs as a result of operating as a public company.”
Future litigation or administrative proceedings could have a material adverse effect on our business, financial condition, and results of operations.
We have been and continue to be involved in legal proceedings, administrative proceedings, claims, and other litigation. In addition, since our energy storage product is a new type of product in a nascent market, we have in the past needed and may in the future need to seek the amendment of existing regulations or, in some cases, the creation of new regulations, in order to operate our business in some jurisdictions. Such regulatory processes may require public hearings concerning our business, which could expose us to subsequent litigation. Unfavorable outcomes or developments relating to proceedings to which we are a party or transactions involving our products and services, such as judgments for monetary damages, injunctions, or denial or revocation of permits, could have a material adverse effect on our business, financial condition, and results of operations. In addition, settlement of claims could adversely affect our financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our corporate headquarters are in Arlington, Virginia, and consist of approximately 17,000 square feet of office space. We lease our corporate headquarters. We also have offices in Alpharetta, Georgia; San Francisco, California; Erlangen, Germany; Melbourne, Australia; and Taguig City, Philippines. Our Erlangen office includes an energy storage testing facility.

Table of Content
We believe that our existing properties are in good condition and are sufficient and suitable for the conduct of our business for the foreseeable future. To the extent our needs change as our business grows, we expect that additional space and facilities will be available.

We have gone through rigorous certification processes at several of our offices and are actively pursuing additional certification at others. The corporate office space and the testing facility in Erlangen are ISO 9001, ISO 14001, and ISO 45001 certified (quality, environmental and safety certifications, respectively). Our Melbourne office is ISO 9001 certified, and our U.S. Arlington office is SA8000 certified which is a standard of ethical and decent working conditions.

ITEM 3. LEGAL PROCEEDINGS
From time to time, we may be involved in litigation relating to claims that arise out of our operations and businesses and that cover a wide range of matters, including, among others, intellectual property matters, contract disputes, insurance and property damage claims, employment claims, personal injury claims, product liability claims, environmental claims and warranty claims. Currently, there are no claims or proceedings against us that we believe will have a material adverse effect on our business, financial condition, results of operations or cash flows. However, the results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, we may incur significant costs and experience a diversion of management resources as a result of claims and litigation.
For a description of our material pending legal contingencies, please see Note 13- Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Annual Report.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

Table of Content
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Class A common stock has been listed on the Nasdaq Global Select Market under the symbol “FLNC.” since October 28, 2021. Prior to that date, there was no public market for our Class A common stock.
Our class B-1 common stock and class B-2 common stock are not traded in any public market.
Holders
As of November 30, 2021, there were 3 holders of our Class A common stock, two holders of our Class B-1 common stock, and no holders of our Class B-2 common stock. However, because many of our outstanding shares of Class A common stock are held in accounts with brokers and other institutions, we believe we have more beneficial owners.
Dividends
We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business, and therefore we do not anticipate declaring or paying any cash dividends on our Class A common stock in the foreseeable future. Holders of our Class B-1 and Class B-2 common stock are not entitled to participate in any dividends declared by our board of directors.
Furthermore, because we are a holding company, our ability to pay cash dividends on our Class A common stock depends on our receipt of cash distributions from Fluence Energy, LLC and, through Fluence Energy, LLC, cash distributions and dividends from our other direct and indirect subsidiaries.
Assuming Fluence Energy, LLC makes distributions out of earnings and profits (other than tax distributions and other distributions to pay expenses) to its members in any given year, we currently expect, subject to the determination of our board of directors, to pay dividends on our Class A common stock out of the portion of such distributions remaining after our payment of taxes, Tax Receivable Agreement payments and expenses, and subject to Delaware law. Our ability to pay dividends may be restricted by the terms of any future credit agreement or any future debt or preferred equity securities of us or our subsidiaries. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and subject to compliance with contractual restrictions and covenants in the agreements governing our future indebtedness. Any such determination will also depend upon our business prospects, results of operations, financial condition, cash requirements and availability and other factors that our board of directors may deem relevant.
Common Stock
Class A Common Stock
We are authorized to issue 1,200,000,000 shares of common stock, with a par value of $0.00001 per share. There were 54,143,275 shares of class A common stock issued and outstanding as the date of this filing. Holders of shares of our Class A common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of shares of our Class A common stock are entitled to receive dividends when and if declared by our board of directors out of funds legally available therefor, subject to any statutory or contractual restrictions on the payment of dividends and to any restrictions on the payment of dividends imposed by the terms of any outstanding preferred stock. Upon our dissolution or liquidation, after payment in full of all amounts required to be paid to creditors and to the holders of preferred stock having liquidation preferences, if any, the holders of shares of our Class A common stock will be entitled to receive pro rata our remaining assets available for distribution. Holders of shares of our Class A common stock do not have preemptive, subscription, redemption, or conversion rights. There are no redemption or sinking fund provisions applicable to the Class A common stock.
Class B-1 and Class B-2 Common Stock
We are authorized to issue 300,000,000 shares of Class B-1 common stock, par value $0.00001 per share. There were 117,173,390 shares of our Class B-1 common stock issued and outstanding as the date of this filing. We are authorized to issue 300,000,000 shares of Class B-2 common stock, par value $0.00001 per share. There was no Class B-2 common stock issued and outstanding as the date of this filing.
Each share of our Class B-1 common stock entitles its holders to five votes per share and each share of our Class B-2 common stock entitles its holders to one vote per share on all matters presented to our stockholders generally.

Table of Content
Holders of shares of our Class B-1 and Class B-2 common stock will vote together with holders of our Class A common stock as a single class on all matters presented to our stockholders for their vote or approval, except for certain amendments to our amended and restated certificate of incorporation described below or as otherwise required by applicable law or the amended and restated certificate of incorporation.
Holders of our Class B-1 and Class B-2 common stock do not have any right to receive dividends or to receive a distribution upon dissolution or liquidation. Additionally, holders of shares of our Class B-1 and Class B-2 common stock do not have preemptive, subscription, redemption, or conversion rights. There will be no redemption or sinking fund provisions applicable to the Class B-1 or Class B-2 common stock. Any amendment of our amended and restated certificate of incorporation that gives holders of our Class B-1 or Class B-2 common stock (1) any rights to receive dividends or any other kind of distribution, (2) any right to convert into or be exchanged for Class A common stock or (3) any other economic rights will require, in addition to stockholder approval, the affirmative vote of holders of our Class A common stock voting separately as a class.
Our Articles of Incorporation, our Bylaws, and the applicable statutes of the state of Delaware contain a more complete description of the rights and liabilities of holders of our securities.
Securities Authorized for Issuance under Equity Compensation Plans
Information regarding securities authorized for issuance under our equity compensation plans is incorporated herein by reference to Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of Part III of this Annual Report.
Preferred Stock
We are authorized to issue 10,000,000 shares of preferred stock, par value $0.00001 per share. We have no shares of preferred stock outstanding.
Recent Sales of Unregistered Equity Securities
In connection with the consummation of our IPO, the Company issued (i) 117,173,390 shares of Class B-1 common stock of the Company, par value $0.00001 per share, consisting of 58,586,695 shares issued to AES Grid Stability and 58,586,695 shares issued to Siemens Industry, on a one-to-one basis equal to the number of LLC Interests they own, respectively, in exchange for nominal consideration and (ii) 18,493,275 shares of the Common Stock to Qatar Holding LLC, as consideration in the Blocker Mergers undertaken in connection with the IPO, in exchange for the LLC Interests the Blocker Company held prior to the Blocker Merger (the “Exchange”) .
No underwriters were involved in the issuance and sale of the shares of Class B-1 common stock or the issuance of shares of Common Stock pursuant to the Exchange. The shares of Class B-1 common stock and shares of Common Stock issued to Qatar Holding LLC pursuant to the Exchange were issued in reliance upon an exemption from registration pursuant to Section 4(a)(2) of the Securities Act on the basis that the transaction did not involve a public offering.
Use of Proceeds
On November 1, 2021, we completed our IPO, in which we issued and sold 35,650,000 shares of our Class A common stock at a price to the public of $28.00 per share. We raised net proceeds of $948.0 million, after deducting the underwriting discount and offering expenses. All shares sold in the IPO were registered pursuant to our Registration Statement on Form S-1, as amended (Reg. No. 333-259839), which was declared effective by the SEC on October 27, 2021 (the “IPO Registration Statement”). J.P. Morgan Securities LLC, Morgan Stanley, Barclays Capital Inc., and BofA Securities acted as joint lead book-running managers for the IPO.
The net proceeds from our IPO were used to purchase 35,650,000 newly issued LLC Interests directly from Fluence Energy, LLC at a price per unit equal to the IPO price per share of Class A common stock less the underwriting discount and estimated offering expenses payable by us.
Fluence Energy, LLC used the net proceeds from the sale of LLC Interests to Fluence Energy, Inc. to repay all outstanding borrowings under our existing Line of Credit and the Promissory Notes, and the remainder will be for working capital and other general corporate purposes.
There has been no material change in the expected use of net proceeds from the IPO as described in the IPO Registration Statement.
Issuer Purchases of Equity Securities
None.

Table of Content
Performance Graph
Not applicable.
ITEM 6. SELECTED FINANCIAL DATA
The selected financial data previously required by Item 301 of Regulation S-K has been omitted in reliance on SEC Release No. 33-10890.

Table of Content

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this Annual Report. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part I, Item 1A. “Risk Factors” or in other parts of this Annual Report.
Upon the completion of our IPO on November 1, 2021, Fluence Energy, Inc. became a holding company whose sole material assets are the LLC Interests in Fluence Energy LLC. All of our business is conducted through Fluence Energy, LLC, together with its subsidiaries, and the financial results of Fluence Energy, LLC will be consolidated in our financial statements. Fluence Energy LLC is taxed as a partnership for federal income tax purposes and, as a result, its members, including Fluence Energy, Inc. will pay income taxes with respect to their allocable shares of its net taxable income. As of September 30, 2021, Fluence Energy, LLC had subsidiaries including Fluence Energy GmbH in Germany, Fluence Energy Pty Ltd. in Australia, Fluence Energy Inc. in the Philippines, and other subsidiaries yet to commence operations. Except where the content clearly indicates otherwise, reference to “Fluence,” “we,” “us,” “our” or “the Company” refers to Fluence Energy, Inc. and all of its direct and indirect subsidiaries, including Fluence Energy, LLC. When used in a historical context that is prior to the completion of the IPO, “we,” “us,” “our” or “the Company” refer to Fluence Energy, LLC and its subsidiaries.
Our fiscal year begins on October 1 and ends on September 30. References to “fiscal year 2020”, “fiscal year 2021” and “fiscal year 2022” refer to the fiscal years ended September 30, 2020, September 30, 2021 and September 30, 2022, respectively.
Presentation of Financial Information
Fluence Energy, LLC is the accounting predecessor of Fluence Energy, Inc. for financial reporting purposes. Fluence Energy, Inc. will be the audited financial reporting entity for future filings. Accordingly, this Annual Report contains the following historical financial statements:
•Fluence Energy, Inc. The historical financial information of Fluence Energy, Inc. has not been included in this Annual Report as it is a newly incorporated entity, has no business transactions or activities to date and had no assets or liabilities during the periods presented in this Annual Report.
•Fluence Energy, LLC. Because Fluence Energy, Inc. has no interest in any operations other than those of Fluence Energy, LLC and its subsidiaries, the historical consolidated financial information included in this Annual Report is that of Fluence Energy, LLC and its subsidiaries.
Overview
Since our inception, we have focused on international growth and to further develop our energy storage product and delivery services, the operational services, and digital applications. We have incurred net operating losses each year since our inception. As of September 30, 2021, we have financed our operations with equity contributions from AES Grid Stability, Siemens Industry, and QFH, cash and cash equivalents, negative working capital, and short-term borrowings.
As of September 30, 2021, we deployed cumulative 971 MW of energy storage products, compared to 460 MW as of September 30, 2020. New energy storage product contracts executed during fiscal year 2021 represented total contracted power of approximately 1,311 MW compared to 844 MW for fiscal year 2020. We recognized total revenue of $680.8 million, representing an increase of $119.4 million, or 21.3%, in fiscal year 2021 compared to fiscal year 2020 as we expanded our sales in terms of the number of energy storage products sold as well as geographic footprint. Revenue generated from operations in the United States increased from $318.9 million in fiscal year 2020 to $468.4 million in fiscal year 2021, representing a 46.9% increase. Revenue generated from international operations decreased from $242.4 million in fiscal year 2020 to $212.4 million in fiscal year 2021, representing a (12.4)% decrease. Our revenue in fiscal year 2021 has been negatively affected by impacts related to the COVID-19 pandemic, such as delays in shipping energy storage products and temporary closures of customer construction sites. Such delays may continue in fiscal year 2022.
We had a gross loss of $69.1 million and gross profit margin of negative (10.2)% in fiscal year 2021, compared to a gross profit of $7.9 million and gross profit margin of 1.4% in fiscal year 2020. The gross loss in fiscal year 2021 has been negatively impacted by (i) capacity constraints within the shipping industry and increased shipping costs, both of which are caused primarily as a result of the COVID-19 pandemic, and (ii) cost overruns and delays we are experiencing in some projects currently under construction. Some of those costs overruns and delays are occurring in the first Generation 6 product deliveries.

Table of Content
Adjusted gross profit was $15.0 million and adjusted gross profit margin was 2.2% in fiscal year 2021, compared to adjusted gross profit of $8.9 million and adjusted gross profit margin of 1.6% in fiscal year 2020, representing an increase of $6.1 million, or 68.6%, in adjusted gross profit as we expanded our sales in energy storage products in 2021.
General and administrative, research and development, sales and marketing expenses increased $20.2 million, $11.9 million, and $6.4 million, or 112.7%, 103.1%, and 39.3%, respectively, in fiscal year 2021, compared to fiscal year 2020 as we have been investing heavily in our human capital, technology, products and services to support significant increases in our operations and related revenues. We expect these expenses to increase for the foreseeable future as we experience continuing substantial growth and mature as a public company.
We believe the proceeds received from our IPO along with cash flows from operations, short-term borrowing, and our June 2021 investment from QFH will be sufficient to meet our expense and capital requirements for the next twelve months following the filing of this Annual Report.
Impact of the COVID-19 Pandemic
On March 11, 2020, the World Health Organization declared the outbreak of a strain of novel coronavirus disease, the COVID-19 pandemic, a global pandemic. Governments in affected areas and countries in which we operate have imposed a number of measures designed to contain the outbreak, including business closures, travel restrictions, quarantines, and cancellations of gatherings and events. We have implemented operational and protective measures to ensure the safety, health, and welfare of our employees and stakeholders. This includes implementing work from home policies for all office employees. We have also ensured that all employees and visitors that visit our facilities have access to personal protective equipment, and we strictly enforce social distancing. Many of the sites where our products and services are delivered have been declared critical infrastructure and remained open following the respective safety protocols. However, many of our customers’ project sites have experienced shutdowns and delays related to COVID-19. We continue to maintain these precautions and procedures until the COVID-19 pandemic is under adequate control. Overall, our revenue for fiscal year 2021 has been negatively affected by impacts related to the COVID-19 pandemic, such as delays in shipping energy storage products and temporary closures of customer construction sites. If these situations continue or there are additional disruptions in our supply chain, it could materially and adversely impact our operating results and financial condition. We continue to actively manage through these temporary supply chain disruptions.
The full impact of the COVID-19 pandemic on our financial condition and results of operations will depend on future developments, such as the ultimate duration and scope of the pandemic, its impact on our employees, customers, and vendors, in addition to how quickly normal economic conditions and operations resume and whether the pandemic impacts other risks disclosed in Part I, Item 1A. “Risk Factors” within this Annual Report. Even after the pandemic has subsided, we may continue to experience adverse impacts to our business from any economic recession or depression that may occur as a result of the pandemic. Therefore, we cannot reasonably estimate the impact at this time. We continue to actively monitor the pandemic and may decide to take further actions that alter our business operations as may be required by federal, state, or local authorities or that we determine to be in the best interests of our employees, customers, vendors, and shareholders.
2021 Cargo Loss Incident
On April 28, 2021, the Company was notified of an emergency aboard a vessel carrying Fluence inventory. This incident (the “Cargo Loss Incident”) resulted in damage to a portion of our cargo aboard the vessel. Our best estimate of the net realizable value of the cargo that was destroyed is $13.0 million. In addition to the inventory losses, we have incurred and expect to incur incremental expenses related to the incident, primarily consisting of inspection costs, project cost overruns due to logistical changes, legal fees, and fees to dispose of the damaged cargo. The amount of these incremental expenses incurred during fiscal year 2021 were approximately $9.4 million, and we expect to incur at least an additional $2.9 million during fiscal year 2022. We expect insurance proceeds of at least $10.0 million related to non-disputed claims, of which $7.5 million was collected in October 2021 and the remainder is probable of collection. We recorded a net loss of $12.4 million in “Cost of goods and services” in the Company’s consolidated statements of operations and comprehensive loss in fiscal year 2021.
The Company has notified the marine cargo insurers of the incident and also notified each affected customer of this event, which under relevant supply contracts, provides the Company an extension of the relevant schedule due to the resulting battery supply delays. We believe this event qualifies as force majeure under the contracts with our customers. However, if the incident ultimately is determined not to constitute a force majeure event, the Company estimates potential liquidated damages exposure of approximately $15.0 million.

Table of Content
2021 Overheating Event at Customer Facility
On September 4, 2021, a 300 MW energy storage facility owned by one of our customers experienced an overheating event. The Company served as the energy storage technology provider and installed the facility, which was completed in fiscal year 2021. No injuries were reported from the incident. The facility has been taken offline as teams from Fluence, our customer, and the battery manufacturer investigate the incident. We are currently not able to estimate the impact, if any, that this incident may have on our reputation or financial results, or on market adoption of our products.
Segments
The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer. The Company’s CODM reviews financial information on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, the Company has determined that it operates in one operating segment, which corresponds to one reportable segment.
Key Factors and Trends
We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in Part I, Item 1A. “Risk Factors” within this Annual Report.
Expected Decrease in Lithium-ion Battery Cost
Our revenue growth is directly tied to the continued adoption of energy storage products by our customers. The cost of lithium-ion energy storage hardware has declined significantly in the last decade and has resulted in a large addressable market today. According to BloombergNEF, the component costs for lithium-ion battery packs are expected to fall from $161 per kilowatt hour (“kWh”) in 2020 to $73/kWh in 2030, an 8% annual reduction over this period. The market for energy storage is rapidly evolving, and while we believe costs will continue to decline, there is no guarantee that they will decline or decline at the rates we expect. If costs do not continue to decline, this could adversely affect our ability to increase our revenue or grow our business.
Increasing Deployment of Renewable Energy
Deployment of renewable energy resources has accelerated over the last decade, and solar and wind have become a low-cost energy source. BloombergNEF estimates that renewable energy is expected to represent 70% of all new global capacity installations over the next 10 years. Energy storage is critical to reducing the intermittency and volatility of solar and wind generation.
Competition
The market for our products is competitive, and we may face increased competition as new and existing competitors introduce energy storage solutions and components. Furthermore, as we expand our services and digital applications in the future, we may face other competitors including software providers and some hardware manufacturers that offer software solutions. If our market share declines due to increased competition, our revenue and ability to generate profits in the future may be adversely affected.
Seasonality
We experience seasonality and typically see increased order intake in our third and fourth fiscal quarters (April – September), driven by demand in the Northern Hemisphere to install energy storage products before the summer of the following year. Combined third and fourth fiscal quarter order intake generally accounted for 80% or more of our total intake each year. As a result, revenue generation is typically significantly stronger in our third and fourth fiscal quarters as we provide the majority of our products to customers during these periods. Cash flows historically have been negative in our first and second fiscal quarters, neutral to positive in our third fiscal quarter, and positive in our fourth fiscal quarter. Our services and digital applications and solutions offerings do not experience the same seasonality given their recurring nature.
Key Components of Our Results of Operations
The following discussion describes certain line items in our Consolidated Statements of Operations and comprehensive loss.

Table of Content
Total Revenue
We generate revenue from the sale of energy storage products, service agreements with customers to provide operational services related to battery-based energy storage products, and from digital application contracts after the acquisition of AMS in fiscal year 2021. Fluence enters into contracts with utility companies, developers, and commercial and industrial customers. We derive the majority of our revenues from selling energy storage products. When we sell a battery-based energy storage product, we enter into a contract with our customers covering the price, specifications, delivery dates and warranty for the products being purchased, among other things.
Our revenue is affected by changes in the price, volume and mix of products and services purchased by our customers, which is driven by the demand for our products, geographic mix of our customers, strength of competitors’ product offerings, and availability of government incentives to the end-users of our products.
Our revenue growth is dependent on continued growth in the amount of battery-based energy storage products projects constructed each year and our ability to increase our share of demand in the geographies where we currently compete and plan to compete in the future as well as our ability to continue to develop and commercialize new and innovative products that address the changing technology and performance requirements of our customers.
Cost of Goods and Services
Cost of goods and services consists primarily of product costs, including purchased materials and supplies, as well as costs related to shipping, customer support, product warranty and personnel. Personnel costs in cost of goods and services includes both direct labor costs as well as costs attributable to any individuals whose activities relate to the transformation of raw materials or component parts into finished goods or the transportation of materials to the customer.
Our product costs are affected by the underlying cost of raw materials, including steel and aluminum supply costs, including inverters, casings, fuses, and cable; technological innovation; economies of scale resulting in lower supply costs; and improvements in production processes and automation. We do not currently hedge against changes in the price of raw materials. We generally expect the ratio of cost of goods and services to revenue to decrease as sales volumes increase due to economies of scale, however, some of these costs, primarily personnel related costs, are not directly affected by sales volume.
Gross Profit (Loss) and Gross Profit Margin
Gross profit (loss) and gross profit margin may vary from quarter to quarter and is primarily affected by our sales volume, product prices, product costs, product mix, customer mix, geographical mix, shipping method, warranty costs, and seasonality.
Operating Expenses
Operating expenses consist of research and development, sales and marketing and general and administrative expenses as well as depreciation and amortization. Personnel-related expenses are the most significant component of our operating expenses and include salaries, benefits, sales commissions, and payroll taxes. We expect to invest in additional resources to support our growth which will increase our operating expenses in the near future.
Research and Development Expenses
Research and development expenses consist primarily of personnel-related expenses, including salaries, benefits, and payroll taxes, for engineers engaged in the design and development of products and technologies, as well as products, materials, and third-party services used in our research and development process. We expect research and development expenses to increase in future periods to support our growth and as we continue to invest in research and development activities that are necessary to achieve our technology and product roadmap goals. These expenses may vary from period to period as a percentage of revenue, depending primarily upon when we choose to make more significant investments.
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of personnel-related expenses, including salaries, benefits, amortization of sales commissions, and payroll taxes, for our sales and marketing organization, consultants and other third-party vendors. We expect to increase our sales and marketing personnel as we expand into new geographic markets. We intend to expand our sales presence and marketing efforts to additional countries in the future.

Table of Content
General and Administrative Expenses
General and administrative expenses consist primarily of personnel-related expenses, including salaries, benefits, and payroll taxes, for our executives, sales, finance, human resources, information technology, engineering and legal organizations that do not relate directly to the sales or research and development functions, as well as travel expenses, facilities costs, bad debt expense and fees for professional services. Professional services consist of audit, legal, tax, insurance, information technology and other costs. We expect general and administrative expenses to increase in the future as we scale our headcount with the growth of our business. We also expect that we will incur additional audit, tax, accounting, legal and other costs related to compliance with applicable securities and other regulations, as well as additional insurance, investor relations and other costs associated with being a public company.
Depreciation and Amortization
Depreciation consists of costs associated with property, plant and equipment (“PP&E”) and amortization of intangibles consisting of patents, licenses, and developed technology over their expected period of use. We expect that as we increase both our revenues and the number of our general and administrative personnel, we will invest in additional PP&E to support our growth resulting in additional depreciation and amortization.
Interest Expense
Interest expense consists primarily of interest incurred on our Line of Credit and Promissory Notes.
Other Income, Net
Other income, net consists of income (expense) from foreign currency exchange adjustments for monetary assets and liabilities.

Tax Expense
Historically, Fluence Energy, LLC was not subject to U.S. federal or state income tax. As such, Fluence Energy, LLC did not pay U.S. federal or state income tax, as taxable income or loss will be included in the U.S. tax returns of its members. Fluence Energy LLC is subject to income taxes, including withholding taxes, outside the U.S. and our income tax expense (benefit) on the consolidated statements of operations primarily relates to income taxes from foreign operations, withholding taxes on intercompany royalties and changes in valuation allowances related to deferred tax assets of certain foreign subsidiaries. After our IPO, we are now subject to U.S. federal and state income taxes with respect to our allocable share of any taxable income or loss of Fluence Energy, LLC, and we will be taxed at the prevailing corporate tax rates. We will continue to be subject to foreign income taxes with respect to our foreign subsidiaries and our expectations are valuation allowances will be needed in certain tax jurisdictions. In addition to tax expenses, we also will incur expenses related to our operations, as well as payments under the Tax Receivable Agreement, which we expect could be significant over time. We will receive a portion of any distributions made by Fluence Energy, LLC. Any cash received from such distributions from our subsidiaries will be first used by us to satisfy any tax liability and then to make payments required under the Tax Receivable Agreement.

Table of Content
Key Operating Metrics

The following tables present our key operating metrics as of September 30, 2021 and 2020, and for the fiscal years ended September 30, 2021 and 2020.

(amounts in MW)	September 30,		Change	Change %
	2021	2020
Energy Storage Products
Deployed	971	460	511	111.1%
Contracted Backlog	2,679	1,879	800	42.6%
Pipeline	14,161	11,320	2,841	25.1%
Service Contracts
Asset under Management	772	276	496	179.7%
Contracted Backlog	1,918	455	1,463	321.5%
Pipeline	10,930	7,889	3,041	38.5%
Digital Contracts
Asset under Management	3,108	—	3,108	N/A
Contracted Backlog	1,629	—	1,629	N/A
Pipeline	3,301	—	3,301	N/A

(amounts in MW)	Fiscal Year Ended September 30,
	2021	2020	Change	Change %
Energy Storage Products
Contracted	1,311	844	467	55.3%
Service Contracts
Contracted	1,959	232	1,727	744.4%
Digital Contracts
Contracted	2,744	—	2,744	N/A
Deployed or Asset Under Management
Deployed represents cumulative energy storage products that have achieved substantial completion and are not decommissioned.
Asset under management for service contracts represents our long-term service contracts with customers associated with our completed energy storage system products. We start providing maintenance, monitoring, or other operational services after the storage product projects are completed.
Asset under management for digital software contracts represents the amount of MWs under signed digital application contracts, including Fluence Trading Platform after the acquisition of AMS in fiscal year 2021.
Contracted Backlog and Contracted
For our energy storage products contracts, contracted backlog includes signed customer orders or contracts under execution prior to when substantial completion is achieved. For service contracts, contracted backlog includes signed service agreements associated with our storage product projects that have not been completed and the associated service has not started. For digital applications contracts, contracted backlog includes signed agreements where the associated subscription has not started.
Contracted represents new energy storage product contracts, new service contracts and new digital contracts signed during each fiscal year presented.
Pipeline
Pipeline represents our uncontracted, potential revenue from energy storage products, service, and digital software contracts currently in process, which have a reasonable likelihood of contract execution within 24 months. Pipeline is monitored by management to understand the growth of our Company and our estimated future revenue related to customer contracts for our battery-based energy storage products and services.

Table of Content
We cannot guarantee that our contracted backlog or pipeline will result in actual revenue in the originally anticipated period or at all. Contracted backlog and pipeline may not generate margins equal to our historical operating results. We have only recently begun to track our contracted backlog and pipelines on a consistent basis as performance measures, and as a result, we do not have significant experience in determining the level of realization that we will achieve on these contracts. Our customers may experience project delays or cancel orders as a result of external market factors and economic or other factors beyond our control. If our contracted backlog and pipeline fail to result in revenue at all or in a timely manner, we could experience a reduction in revenue, profitability, and liquidity. Pipeline is an internal management metric that we construct from market information reported by our global sales force. We monitor and track our pipeline, but it is not audited.
Non-GAAP Financial Measures
This section contains references to certain non-GAAP financial measures, including Adjusted EBITDA, Adjusted Gross Profit (Loss), Adjusted Gross Profit Margin, Adjusted Net Loss, and Free Cash Flow.
Adjusted EBITDA is calculated from the consolidated statements of operations using net income (loss) adjusted for (i) interest income (expense), net, (ii) income taxes, (iii) depreciation and amortization, (iv) equity-based compensation, and (v) other non-recurring income or expenses. Adjusted EBITDA may in the future also be adjusted for amounts impacting net income related to the Tax Receivable Agreement liability.
Adjusted Gross Profit (Loss) is calculated using gross profit (loss), adjusted to exclude certain non-recurring income or expenses. Adjusted Gross Profit Margin is calculated using Adjusted Gross Profit (Loss) divided by total revenue.
Adjusted Net Loss is calculated using net loss, adjusted to exclude (i) amortization of intangibles, (ii) equity-based compensation, (iii) other non-recurring income or expenses, and (iv) tax impact of these adjustments.
Free Cash Flow is calculated from the consolidated statements of cash flows and is defined as net cash provided by operating activities, less purchase of property and equipment made in the period. We expect our Free Cash Flow to fluctuate in future periods as we invest in our business to support our plans for growth. Limitations on the use of Free Cash Flow include (i) it should not be inferred that the entire Free Cash Flow amount is available for discretionary expenditures. For example, cash is still required to satisfy other working capital needs, including short-term investment policy, restricted cash, and intangible assets; (ii) Free Cash Flow has limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of other GAAP financial measures, such as net cash provided by operating activities; and (iii) this metric does not reflect our future contractual commitments.
These non-GAAP measures are intended as supplemental measures of performance and/or liquidity that are neither required by, nor presented in accordance with, GAAP. We present these non-GAAP measures because we believe they assist investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use certain of these non-GAAP measures (i) as factors in evaluating management’s performance when determining incentive compensation and (ii) to evaluate the effectiveness of our business strategies.
These non-GAAP measures should not be considered in isolation or as substitutes for performance measures calculated in accordance with GAAP and may not be comparable to similar measures presented by other entities. Readers are cautioned that these non-GAAP measures should not be construed as alternatives to other measures of financial performance calculated in accordance with GAAP. These non-GAAP measures and their reconciliation to GAAP financial measures are shown below.
The following tables present our non-GAAP measures for the periods indicated.

($ in thousands)	Fiscal Year Ended September 30,		Change	Change %
	2021	2020
Net loss	$(162,003)	$(46,710)	$(115,293)	(246.8)%
Add (deduct):
Interest expense (income), net	1,429	(379)	1,808	477.0
Income tax expense	1,829	6,421	(4,592)	(71.5)
Depreciation and amortization	5,112	3,018	2,094	69.4
Non-recurring expenses(a)	88,959	1,767	87,192	4,934.5
Adjusted EBITDA	$(64,674)	$(35,883)	$(28,791)	(80.2)%
(a) Amount in 2021 included $23.6 million related to non-recurring excess shipping costs and $48.2 million of project charges which are compounding effects of the COVID-19 pandemic, $12.4 million related to the 2021 cargo loss incident, and $4.8 million non-recurring IPO-related expenses which did not qualify for capitalization. Amount in 2020 included $0.8 million of costs associated with the AMS acquisition and a $1.0 million expense associated with a safety incident in 2019.

Table of Content

($ in thousands)	Fiscal Year Ended September 30,		Change	Change %
	2021	2020
Total Revenue	$680,766	$561,323	119,443	21.3%
Cost of goods and services	749,910	553,400	196,510	35.5
Gross profit (loss)	(69,144)	7,923	(77,067)	(972.7)
Add (deduct):
Non-recurring expenses(a)	84,153	978	83,175	8504.6
Adjusted Gross Profit	$15,009	$8,901	$6,108	68.6%
Adjusted Gross Profit Margin %	2.2%	1.6%
(a) Amount in 2021 included $23.6 million related to non-recurring excess shipping costs and $48.2 million of project charges which are compounding effects of the COVID-19 pandemic, and $12.4 million related to the 2021 cargo loss incident. Amount in 2020 included a $1.0 million expense associated with a safety incident in 2019.

($ in thousands)	Fiscal Year Ended September 30,		Change	Change %
	2021	2020
Net loss	$(162,003)	$(46,710)	$(115,293)	(246.8)%
Add (deduct):
Amortization of intangible	$3,552	$2,484	1,068	43.0
Non-recurring expenses(a)	88,959	1,767	87,192	4934.5
Adjusted Net Loss	$(69,492)	$(42,459)	$(27,033)	(63.7)%
(a) Amount in 2021 included $23.6 million related to non-recurring excess shipping costs and $48.2 million of project charges which are compounding effects of the COVID-19 pandemic, $12.4 million related to the 2021 cargo loss incident, and $4.8 million non-recurring IPO-related expenses which did not qualify for capitalization. Amount in 2020 included $0.8 million of costs associated with the AMS acquisition and a $1.0 million expense associated with a safety incident in 2019.

($ in thousands)	Fiscal Year Ended September 30,		Change	Change %
	2021	2020
Net cash (used in) provided by operating activities	$(265,269)	$(14,016)	$(251,253)	(1792.6)%
Less: Purchase of property and equipment	(4,292)	(1,780)	(2,512)	141.1
Free Cash Flows	$(269,561)	$(15,796)	$(253,765)	(1606.5)%

Table of Content
Results of Operations
Comparison of the Fiscal Year Ended September 30, 2021 to the Fiscal Year Ended September 30, 2020
The following table sets forth our operating results for the periods indicated.

($ in thousands)	Fiscal Year Ended September 30,		Change	Change %
	2021	2020
Total revenue	$680,766	$561,323	$119,443	21.3%
Costs of goods and services	749,910	553,400	196,510	35.5
Gross profit (loss)	(69,144)	7,923	(77,067)	(972.7)
Gross Profit %	(10.2)%	1.4%
Operating expenses
Research and development	23,427	11,535	11,892	103.1
Sales and marketing	22,624	16,239	6,385	39.3
General and administrative	38,162	17,940	20,222	112.7
Depreciation and amortization	5,112	3,018	2,094	69.4
Interest expense	1,435	128	1,307	1021.1
Other (expense) income, net	(270)	648	(918)	(141.7)
Loss before income taxes	(160,174)	(40,289)	(119,885)	(297.6)
Income tax expense (benefit)	1,829	6,421	(4,592)	(71.5)
Net loss	$(162,003)	$(46,710)	$(115,293)	(246.8)%
Total Revenue
Total revenue increased from $561.3 million in fiscal year 2020 to $680.8 million in fiscal year 2021. The $119.4 million or 21.3% increase was mainly from the sales of our battery energy storage products as we expanded our business, particularly in the Americas and EMEA regions. While we continued our growth in fiscal year 2021, our revenue in fiscal year 2021 has been negatively affected by impacts related to the COVID-19 pandemic, such as delays in shipping energy storage products and temporary closures of customer construction sites.
Costs of Goods and Services
Cost of goods and services increased from $553.4 million in fiscal year 2020 to $749.9 million in fiscal year 2021. The $196.5 million, or 35.5%, increase was primarily from materials and supplies associated with the sale of our battery energy storage products due to increased sales volume, as well as $23.6 million of increased shipping costs primarily attributable to the COVID-19 pandemic. Furthermore, our cost of goods and services for fiscal year 2021 includes $12.4 million related to the Cargo Loss Incident.
Gross Profit (Loss) and Gross Profit Margin
Gross loss was $69.1 million, and gross profit margin was negative (10.2)%, in fiscal year 2021, compared to a gross profit of $7.9 million, and a gross profit margin of 1.4%, in fiscal year 2020. The gross loss in fiscal year 2021 has been negatively impacted by (i) capacity constraints within the shipping industry and increased shipping costs, both of which are caused primarily as a result of the COVID-19 pandemic, (ii) cost overruns, delays and other project charges we are experiencing in some projects currently under construction, and (iii) the Cargo Loss Incident. Some of those costs overruns and delays are occurring in the first Generation 6 product deliveries.
Research and Development Expenses
Research and development expenses increased from $11.5 million in fiscal year 2020 to $23.4 million in fiscal year 2021. The $11.9 million, or 103.1%, increase in fiscal year 2021 compared to fiscal year 2020 was mainly related to increased salaries and personnel-related costs due to higher headcount to support the growth of the Company.
Sales and Marketing Expenses
Sales and marketing expenses increased from $16.2 million in fiscal year 2020 to $22.6 million in fiscal year 2021. The increase of $6.4 million, or 39.3%, is related to increased personnel-related expenses for our sales and marketing organization, consultants and other third-party vendors, including the increase in sales and marketing expense in global markets.

Table of Content
General and Administrative Expenses
General and administrative expenses increased from $17.9 million in fiscal year 2020 to $38.2 million in fiscal year 2021. The increase of $20.2 million, or 112.7%, was mainly related to increases in personnel-related expenses including corporate, executive, finance, and other administrative functions, as well as expenses for outside professional services as we have been expanding our personnel headcount rapidly to support our growth.
Depreciation and Amortization
Depreciation and amortization increased from $3.0 million in fiscal year 2020 to $5.1 million in fiscal year 2021. The increase was attributable to $1.2 million amortization related to intangible assets from the AMS acquisition and $0.9 million depreciation from increased fixed assets.
Interest expense
Interest expense was $1.4 million in fiscal year 2021, compared to $0.1 million in fiscal year 2020. The increase was due to the increased short-term borrowings from the Promissory Notes and Line of Credit in fiscal year 2021.
Other (Expense) Income, Net
Other expense was $0.3 million in fiscal year 2021, compared to other income of $0.6 million in fiscal year 2020. The change was mainly a result of foreign currency exchange adjustments for monetary assets and liabilities.
Income Tax Expense
Income tax expense decreased from $6.4 million in fiscal year 2020 to $1.8 million in fiscal year 2021. The effective income tax rate was (1.1)% and (15.9)% for fiscal year 2021 and fiscal year 2020, respectively. The decrease in income tax expense and change in effective tax rate were primarily due to an increase in global pre-tax loss in fiscal year 2021 compared to fiscal year 2020. Furthermore, the income tax expense in fiscal year 2020 included an increase in the valuation allowance recorded on deferred tax assets.
Net Loss
Net loss increased from $46.7 million in fiscal year 2020 to $162.0 million in fiscal year 2021. The increase in net loss was mainly driven by (i) capacity constraints within the shipping industry and increased shipping costs, both of which are caused primarily as a result of the COVID-19 pandemic, (ii) cost overruns and delays we are experiencing in some projects currently under construction, (iii) the Cargo Loss Incident, and (iv) increased expenses in general and administrative, sales and marketing and research and development due to the expansion of our business and the build out of our corporate functions.
Comparison of the Fiscal Year Ended September 30, 2020 to the Fiscal Year Ended September 30, 2019
For a discussion of our results of operations for the fiscal year ended September 30, 2020 compared to the fiscal year ended September 30, 2019, see the section entitled “Management Discussion and Analysis of Financial Condition and Results of Operations” in our Registration Statement on Form S-1 (Registration No. 333-259839). The registration statement was filed in connection with the IPO and was declared effective by the SEC on October 27, 2021.
Liquidity and Capital Resources
Since inception and through September 30, 2021, our principal sources of liquidity were our cash and cash equivalents, short-term borrowings, capital contributions from AES Grid Stability and Siemens Industry, proceeds from the QFH investment and supply chain financing.
We received a $6.3 million capital contribution from Siemens Industry and a $2.5 million capital contribution from AES Grid Stability in fiscal years 2021 and 2020, respectively.
On December 27, 2020, we entered into an agreement with QFH for a $125.0 million investment. The transaction completed on June 9, 2021, with the proceeds used to accelerate our growth.

Table of Content
The Company entered into an Uncommitted Line of Credit Agreement (“Line of Credit’) with Citibank, N.A. (“Citibank”) on January 29, 2019, which allowed us to borrow an amount in aggregate not to exceed $2.0 million, from time to time, until January 29, 2021 (“Expiration Date”). The Line of Credit was further amended to increase the aggregate borrowing amount to $10.0 million, $30.0 million, and $50.0 million on May 13, 2020, August 7, 2020, and December 23, 2020, respectively. The Expiration Date for the Line of Credit was extended to March 31, 2023, on June 2, 2021. The Company had $50.0 million outstanding under the Line of Credit as of September 30, 2021. Borrowings under the Line of Credit were repaid on November 1, 2021 using proceeds from the IPO.
Additionally, we funded our liquidity through borrowings from AES Grid Stability and Siemens Industry. On August 11, 2021, Fluence Energy, LLC entered into a promissory note with each of Siemens Industry and AES Grid Stability, under which Fluence Energy, LLC received a bridge financing of an aggregate of $50.0 million. In connection with the bridge financing, Fluence Energy, LLC issued a $25.0 million promissory note to each of Siemens Industry and AES Grid Stability (together, the “Promissory Notes”). The Promissory Notes bear interest at a rate of 2.86%. The Promissory Notes were repaid on November 1, 2021 using proceeds from the IPO.
We have provided certain of our suppliers with access to a supply chain financing program through a third-party financing institution (the “SCF Bank”). This program allows us to seek extended payment terms with our suppliers and allows our suppliers to monetize their receivables prior to the payment due date, subject to a discount. Once a supplier elects to participate in the program and reaches an agreement with the SCF Bank, the supplier elects which individual invoices to sell to the SCF Bank. We then pay the SCF Bank on the invoice due date. We have no economic interest in a supplier’s decision to sell a receivable to the SCF Bank. The agreements between our suppliers and the SCF Bank are solely at their discretion and are negotiated directly between them. Our suppliers’ ability to continue using such agreements is primarily dependent upon the strength of our financial condition and guarantees issued by AES and Siemens. As of September 30, 2021, AES and Siemens issued guarantees of $30.0 million each, for a total of $60.0 million, to the SCF Bank on our behalf. As of September 30, 2021, one supplier was actively participating in the supply chain financing program, and we had $58.4 million of payables outstanding subject to the program. All outstanding payments owed under the program are recorded within Accounts payable in our Consolidated Balance Sheets.
Initial Public Offering
On November 1, 2021, the Company completed the IPO in which it issued and sold 35,650,000 shares of its Class A common stock at the public offering price of $28.00 per share. The net proceeds to the Company from the IPO were $948.0 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company. The net proceeds from the IPO have been used to purchase 35,650,000 newly issued LLC Interests directly from Fluence Energy, LLC at a price per unit equal to the IPO price per share of Class A common stock less the underwriting discount and estimated offering expenses payable by us. Fluence Energy, LLC used the net proceeds from the sale of LLC Interests to Fluence Energy, Inc. to repay all outstanding borrowings under our existing Line of Credit and the Promissory Notes, and the remainder will be used for working capital and other general corporate purposes.
Revolving Credit Facility
We entered into a Revolving Credit Facility (the “Revolver”) on November 1, 2021, by and among Fluence Energy, LLC, as the borrower, Fluence Energy Inc., as a parent guarantor, the subsidiary guarantors party thereto, the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent and collateral agent. The Revolver is secured by a (i) first priority pledge of the equity securities of Fluence Energy, LLC and its subsidiaries and (ii) first priority security interests in, and mortgages on, substantially all tangible and intangible personal property and material fee-owned real property of Fluence Energy, LLC, the parent guarantor and each subsidiary guarantor party thereto, in each case, subject to customary exceptions and limitations. The initial aggregate amount of commitments is $190.0 million from the lenders party including JP Morgan Chase Bank, N.A., Morgan Stanley Senior Funding, Inc., Bank of America, N.A., Barclays Bank PLC, and five other banks. The maturity date of the Revolver is November 1, 2025.
The interest rate is either (i) the Adjusted LIBOR or Adjusted EURIBO Rate (each as defined in the Revolver) plus 3.0 % or (ii) the Alternate Base Rate (as defined in the Revolver) plus 2.0% (subject to customary LIBOR replacement provisions and alternative benchmark rates including customary spread adjustments with respect to borrowings in foreign currency), at the option of Fluence Energy, LLC. Fluence Energy, LLC is required to pay to the lenders a commitment fee of 0.55 % per annum on the average daily unused portion of the revolving commitments through maturity, which will be the four-year anniversary of the closing date of the Revolver. The Revolver also provides for up to $190.0 million in letter of credit issuances, which will require customary issuance and administration fees, as well as a fronting fee payable to each issuer thereof and a letter of credit participation fee of 2.75 % per annum payable to the lenders.

Table of Content
The Revolver contains covenants that, among other things, will restrict our ability to incur additional indebtedness; incur liens; sell, transfer, or dispose of property and assets; make investments or acquisitions; make dividends, distributions, or other restricted payments; and engage in affiliate transactions. The Revolver limits our ability to make certain payments, including dividends and distributions on Fluence Energy, LLC’s equity, Fluence Energy, Inc.’s equity and other restricted payments. In addition, we are required to maintain (i) minimum liquidity and gross revenue requirements, in each case, until consolidated EBITDA reaches $150.0 million for the most recent four fiscal quarters and we make an election, and (ii) thereafter, a maximum total leverage ratio and a minimum interest coverage ratio. Such covenants will be tested on a quarterly basis.
Tax Receivable Agreement
In connection with the IPO, we entered into the Tax Receivable Agreement with Fluence Energy, LLC and the Founders which obligates the Company to make payments to the Founders of 85% of the amount of certain tax benefits that Fluence Energy, Inc. actually realizes, or in some circumstances is deemed to realize, arising from the Basis Adjustments (as defined below) and certain other tax benefits arising from payments made under the Tax Receivable Agreement. Fluence Energy, LLC will have in effect an election under Section 754 of the Code effective for each taxable year in which a redemption or exchange (including deemed exchange) of LLC Interests for Class A common stock or cash occurs or when Fluence Energy, LLC makes (or is deemed to make) certain distributions. These Tax Receivable Agreement payments are not conditioned upon one or more of the Founders maintaining a continued ownership interest in Fluence Energy, LLC. If a Founder transfers LLC Interests but does not assign to the transferee of such units its rights under the Tax Receivable Agreement, such Founder generally will continue to be entitled to receive payments under the Tax Receivable Agreement arising in respect of a subsequent exchange of such LLC Interests. In general, the Founders’ rights under the Tax Receivable Agreement may not be assigned, sold, pledged, or otherwise alienated or transferred to any person, other than certain permitted transferees, without our prior written consent (not to be unreasonably withheld) and such person’s becoming a party to the Tax Receivable Agreement and agreeing to succeed to the applicable Founder’s interest therein.
Subsequent redemptions or exchanges of LLC Interests are expected to result in increases in the tax basis of the assets of Fluence Energy, LLC and certain of its subsidiaries. Increases in tax basis and tax basis adjustments generated over time may increase (for tax purposes) the depreciation and amortization deductions available to Fluence Energy, Inc. and, therefore, may reduce the amount of U.S. federal, state, and local tax that Fluence Energy, Inc. would otherwise be required to pay in the future, although the IRS may challenge all or part of the validity of that tax basis, and a court could sustain such a challenge. Fluence Energy, Inc.’s allocable share of tax basis and the anticipated tax basis adjustments upon redemptions or exchanges of LLC Interests may also decrease gains (or increase losses) on future dispositions of certain assets to the extent tax basis is allocated to those assets. Actual tax benefits realized by Fluence Energy, Inc. may differ from tax benefits calculated under the Tax Receivable Agreement as a result of the use of certain assumptions in the Tax Receivable Agreement, including the use of an assumed state and local income tax rate to calculate tax benefits. The payment obligation under the Tax Receivable Agreement is an obligation of Fluence Energy, Inc. and not of Fluence Energy, LLC. We expect to use distributions from Fluence Energy, LLC to fund any payments that we will be required to make under the Tax Receivable Agreement. To the extent we are unable to make timely payments under the Tax Receivable Agreement for any reason, such payments generally will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement resulting in the acceleration of payments due under the Tax Receivable Agreement. Fluence Energy, Inc. expects to benefit from the remaining 15% of cash tax benefits, if any, it realizes from such tax benefits. For purposes of the Tax Receivable Agreement, the cash tax benefits will be computed by comparing the actual income tax liability of Fluence Energy, Inc. to the amount of such taxes that Fluence Energy, Inc. would have been required to pay had there been no such tax basis adjustments of the assets of Fluence Energy, LLC or its subsidiaries as a result of redemptions or exchanges and had Fluence Energy, Inc. not entered into the Tax Receivable Agreement. The actual and hypothetical tax liabilities determined in the Tax Receivable Agreement will be calculated using the actual U.S. federal income tax rate in effect for the applicable period and an assumed state and local income tax rate (along with the use of certain other assumptions). The term of the Tax Receivable Agreement will continue until all such tax benefits have been utilized or expired, unless Fluence Energy, Inc. exercises its right to terminate the Tax Receivable Agreement early, certain changes of control occur or Fluence Energy, Inc. breaches any of its material obligations under the Tax Receivable Agreement, in which case, all obligations generally (and in the case of such a change of control or such breach, only if the Founders elect) will be accelerated and due as if Fluence Energy, Inc. had exercised its right to terminate the Tax Receivable Agreement. The payment to be made upon an early termination of the Tax Receivable Agreement will generally equal the present value of payments to be made under the Tax Receivable Agreement using certain assumptions. Estimating the amount of payments that may be made under the Tax Receivable Agreement is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors. The tax basis adjustments upon the redemption or exchange of LLC Interests, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of purchases or exchanges, the price of shares of our Class A common stock at the time of the purchase or exchange, the extent to which such purchases or exchanges do not result in a basis adjustment, the amount of tax attributes, changes in tax rates and the amount and timing of our income.

Table of Content
We expect that as a result of the anticipated tax basis adjustment of the assets of Fluence Energy, LLC and its subsidiaries upon the redemption or exchange of LLC Interests and our possible utilization of certain tax attributes, the payments that we may make under the Tax Receivable Agreement will be substantial. If all of the Founders were to exchange or redeem their LLC Interests for Class A common stock pursuant to the terms of the Fluence Energy LLC Agreement, we estimate our Founders will be entitled to receive payments under the Tax Receivable Agreement totaling approximately $681.3 million; assuming, among other factors, (i) all exchanges occurred on the same day; (ii) a price of $28.00 per share of Class A common stock; (iii) a constant corporate tax rate of 27%; (iv) we will have sufficient taxable income to fully utilize the tax benefits; (v) Fluence Energy, LLC is able to fully depreciate or amortize its assets; and (vi) no material changes in applicable tax law. The payments under the Tax Receivable Agreement are not conditioned upon continued ownership of us by the Founders. Although the timing and extent of future payments could vary significantly under the Tax Receivable Agreement for the factors discussed above, we anticipate funding payments from the Tax Receivable Agreement from cash flow from operations of our subsidiaries, available cash or available borrowings under any future debt agreements, and such payments are not anticipated to be dependent upon the availability of proceeds of the IPO.
We believe that our current cash and cash equivalents, cash flows from operations, short-term borrowing, and recent investments from QIA through QFH, combined with the proceeds of our IPO, will be sufficient to meet our capital expenditure and working capital requirements for the foreseeable future.
Historical Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities for the periods presented.

	Fiscal Year Ended September 30,		Change	Change %
($ in thousands)	2021	2020
Net cash used in operating activities	$(265,269)	$(14,016)	(251,253)	(1792.6)%
Net cash (used in) provided by investing activities	$(22,292)	$18,220	(40,512)	(222.3)%
Net cash provided by financing activities	$231,126	$2,500	228,626	9145.0%
Net cash flows used in operating activities were $265.3 million in fiscal year 2021 compared $14.0 million in fiscal year 2020. The increase in net operating cash outflows was mainly due to increased purchases of inventory for our energy storage products, partially offset by increased accounts payables.
Net cash flows used in investing activities was $22.3 million in fiscal year 2021, which included $18.0 million related to the business acquisition and $4.3 million of purchases of property and equipment. Net cash flows provided by investing activities was $18.2 million in fiscal year 2020, which included $20.0 million cash inflows from the release of bank deposits that were collateralized for outstanding bank guarantees, net of $1.8 million purchases of property and equipment.
Cash flows provided by financing activities of $231.1 million in fiscal year 2021 was primarily due to $125.0 million proceeds from issuance of Class B membership units to QFH, $6.3 million capital contribution from Siemens Industry, $50.0 million net borrowings under the Line of Credit, and $50.0 million net borrowings from the Promissory Notes. Cash flows provided by financing activities of $2.5 million in fiscal year 2020 was from a capital contribution from AES Grid Stability.
Credit Support and Reimbursement Agreement
We are party to an Amended and Restated Credit Support and Reimbursement Agreement with AES and Siemens Industry whereby they may, from time to time, agree to furnish credit support to us in the form of direct issuances of credit support to our lenders or other beneficiaries or through their lenders’ provision of letters of credit to backstop our own facilities or obligations. Pursuant to the Credit Support and Reimbursement Agreement, if AES or Siemens Industry agree to provide a particular credit support (which they are permitted to grant or deny in their sole discretion), they are entitled to receipt of a credit support fee and reimbursement for all amounts paid to our lenders or other counterparties, payable upon demand. The Credit Support and Reimbursement Agreement will not provide any credit support from September 30, 2026, provided that either AES or Siemens Industry will be permitted to terminate the agreement upon six months prior notice.
Critical Accounting Policies and Use of Estimates
Our financial statements have been prepared in accordance with GAAP. In the preparation of these financial statements, we consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates, and assumptions could have a material impact on the consolidated financial statements. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Table of Content
Revenue Recognition
We determine our revenue recognition through the following steps: (i) identification of the contract or contracts with a customer, (ii) identification of the performance obligations within the contract, (iii) determination of the transaction price, (iv) allocation of the transaction price to the performance obligations within the contract, and (v) recognition of revenue as the performance obligation has been satisfied.
Our revenue was generated primarily from sale of battery-based energy storage products, providing operational services related to energy storage products, and providing digital applications and solutions.
Sale of Energy Storage Products
The Company enters into contracts with utility companies, developers, and C&I customers to design and build battery-based energy storage products. Each storage product is customized depending on the customer’s energy needs. Customer payments are due upon meeting certain milestones that are consistent with contract-specific phases of a project. We determine the transaction price based on the consideration expected to be received which includes estimates for project execution risks and other variable considerations, including liquidated damages. The transaction price identified is allocated to each distinct performance obligation to deliver a good or service based on the relative standalone selling prices. Generally, our contracts to design and build battery-based storage solutions are determined to have one performance obligation. We believe that the prices negotiated with each individual customer are representative of the stand-alone selling price of the energy storage products.
We recognize revenue over time as a result of the continuous transfer of control of our energy storage products to the customer. This continuous transfer of control to the customer is supported by clauses in the contracts that provide enforceable rights to payment of the transaction price associated with work performed to date and is for products that do not have an alternative use to us and/or the project is built on the customer’s land that is under the customer’s control.
Revenue from the contracts is recognized using the percentage of completion method based on cost incurred as a percentage of total estimated contract costs. Contract costs include all direct material and labor costs related to contract performance. Pre-contract costs with no future benefit are expensed in the period in which they are incurred. Since the revenue recognition of these contracts depends on estimates, which are assessed continually during the term of the contract, recognized revenues and profit are subject to revisions as the contract progresses to completion. The cumulative effects of revisions of estimated total contract costs and revenues, together with any contract reserves which may be deemed appropriate, are recorded in the period in which the facts and changes in circumstance become known. Due to the uncertainties inherent in the estimation process, it is reasonably possible that these estimates will be revised in a different period. When a loss is forecasted for a contract, the full amount of the anticipated loss is recognized in the period in which it is determined that a loss will occur.
Our contracts generally provide our customers the right to liquidated damages (“LDs”) against Fluence in the event specified milestones are not met on time, or equipment is not delivered according to contract specifications. LDs are accounted for as variable consideration, and the contract price is reduced by the expected penalty or LD amount when recognizing revenue. Variable consideration is included in the transaction price only to the extent that it is improbable that a significant reversal in the amount of cumulative revenue recognized will occur when the uncertainty is resolved. Estimating variable consideration requires certain estimates and assumptions, including whether and by how much a project will be delayed and/or will not meet performance contractual specifications. The existence and measurement of liquidated damages may also be impacted by our judgements about the probability of favorable outcomes of customer disputes involving whether certain events qualify as force majeure or the reason for the events that caused project delays. Variable consideration for liquidated damages is estimated using the expected value of the consideration to be received. If Fluence has a claim against the customer for amount not specified in the contract, such claim is recognized as an increase to contract price when it is legally enforceable, which is usually upon signing a respective change order or equivalent document confirming the claim acceptance by customer.
Services
The Company also enters into long-term service agreements with customers to provide operational services related to purchased battery-based energy storage products. The services include maintenance, monitoring, and other minor services. We account for the services as a single performance obligation as the services are substantially the same and have the same pattern of transfer to the customers. We recognize revenue over time using a straight-line recognition method for these types of services. We believe using a time-based method to measure progress is appropriate as the performance obligations are satisfied evenly over time based on the fact that customers receive the services evenly and the cost pattern does not change significantly over the service period. Revenue is recognized by dividing the total transaction price over the service period.

Table of Content
Some of the agreements also provide capacity guarantees which stand for a commitment to perform certain augmentation activities to maintain the level of battery capacity specified in the agreement. Augmentation activities would typically be represented by installation of additional batteries, and other components as needed, to compensate for partially lost capacity due to degradation of batteries over time. These services are treated as service-type warranties and are accounted for as separate performance obligations from other services discussed above. Performance obligations of the services are satisfied over time. Percentage of completion revenue recognition method is applied for service type warranties as the cost pattern changes significantly with little to no operating costs incurred in the earlier years and larger costs incurred in later years when augmentation is required to restore the required capacity, for example, adding more batteries or changing some existing modules with declined capacity.
For both products and service contracts where there are multiple performance obligations in a single contract, we allocate the consideration to the various obligations in the contract based on the relative standalone selling price method. Standalone selling prices are estimated based on estimated costs plus margin or using market data for comparable products when estimated costs are not imputable.
Digital Applications and Solutions
In October 2020, Fluence Energy, LLC acquired the AMS software and digital intelligence platform, which became the Fluence Trading Platform. Contracts involving the Fluence Trading Platform are generally entered into with commercial entities that control utility-scale storage and renewable generation assets. Fluence Trading Platform arrangements consist of a promise to provide access to proprietary cloud-based Software-as-a-Service (“SaaS”) to promote enhanced financial returns on the utility-scale storage and renewable generation assets. The Fluence Trading Platform is a hosted service that delivers automated, market-compliant bids to local electricity market operators. Customers do not receive legal title or ownership of the software as a result of these arrangements. The term of Fluence’s contracts with Trading Platform customers is generally five years, which may include certain renewal options to extend the initial contract term or certain termination options to reduce the initial contract term.
The Fluence Trading Platform is technology- and vendor-agnostic (i.e. it can be utilized for wind and solar assets as well as non-Fluence systems). The Fluence Trading Platform is separately identifiable from other promises that the Company offers to its customers (i.e. it is not highly interrelated or integrated with other solutions). As such, we determined that the Fluence Trading Platform should be accounted for as a separate performance obligation. Revenue from the Fluence Trading Platform includes an integration fee and a monthly subscription fee. We consider the access to the Fluence Trading Platform and related support services in a customer contract to be a series of distinct services which comprise a single performance obligation because they are substantially the same and have the same pattern of transfer. We recognized revenue overtime using a straight-line recognition method.
Refer to Note 2—Summary of Significant Accounting Policies and Estimates for further discussion of other critical accounting policies and estimates including income taxes, goodwill, and loss contracts.
Emerging Growth Company Status
We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012. As an emerging growth company, we may take advantage of certain reduced reporting requirements that are otherwise applicable generally to public companies. We currently intend to take advantage of several of these reduced reporting requirements, including the extended transition periods for complying with new or revised accounting standards. See “Risk Factors— Risks related to Ownership of our Class A Common Stock” for certain risks related to our status as an emerging growth company.

Table of Content

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Market risk is the potential loss that may result from market changes associated with our business or with an existing or forecasted financial transactions. We are exposed to various market risks in the ordinary course of our business which are discussed below.
Credit Risk
Credit risk refers to the risk that a counterparty may default on its contractual obligations resulting in a loss to us. Our counterparties for sale of our energy storage products and delivery service are customers including conglomerates, utilities / load-serving entities, independent power producers, developers, and C&I customers in the United States and other countries. A loss of one or more of our significant customers, their inability to perform under their contracts, or their default in payment could harm our business and negatively impact revenue, results of operations, and cash flows. Credit policies have been approved and implemented to govern our portfolio of counterparties with the objective of mitigating credit losses. These policies establish guidelines, controls, and limits to manage credit risk within approved tolerances by mandating an appropriate evaluation of the financial condition of existing and potential counterparties, monitoring agency credit ratings, and by implementing credit practices that limit exposure according to the risk profiles of the counterparties. In addition, customers are required to make milestone payments based on their project’s progress. We may also, at times, require letters of credit, parent guarantees or cash collateral when deemed necessary.
Our overall exposure may be affected positively or negatively by macroeconomic or regulatory changes that impact our counterparties to one extent or another. As of September 30, 2021, the COVID-19 pandemic has not had a material impact on our credit risk exposure to our counterparties. Currently, management does not anticipate a material adverse effect in our financial position or results of operations as a consequence of counterparty non-performance. We continuously monitor the creditworthiness of all our counterparties.
Foreign Currency Risk
Our reporting currency is the U.S. dollar, while certain of our current subsidiaries have other functional currencies, reflecting their principal operating markets. Fluctuations in currency exchange rates between the U.S. dollar and the Euro, the British pound, the Australian dollar, and the Swiss Franc in our current foreign markets could create significant fluctuations in earnings and cash flows. To date, we have not had material exposure to foreign currency fluctuations and have not had material hedging instruments to hedge the foreign currency risks.
Commodity Price Risk
We are subject to risk from fluctuating market prices of certain commodity raw materials, including steel and aluminum, that are used in the components from suppliers that are inputs into our products. Prices of these raw materials may be affected by supply restrictions or other logistic costs market factors from time to time. As we are not the direct buyer of these raw materials, we do not enter into hedging arrangements to mitigate commodity risk. Significant price changes for these raw materials could reduce our operating margins if suppliers increase component prices and we are unable to recover such increases from our customers and could harm our business, financial condition, and results of operations.
Customer Concentration and Emerging Market Exposure Risk
We deliver products and services in developed economies, including the United States, the United Kingdom, Chile, Ireland, Switzerland, Australia, Germany, and other developed countries. We also deliver products and services in the Philippines, which represent 20% and 34% of revenue for the fiscal year 2021 and 2020, respectively. Macroeconomic conditions in developing economies are usually more volatile than in developed economies and entail certain risks and uncertainties. Changes in the United States trade environment, including the imposition of import tariffs, could adversely affect the amount or timing of our revenues, results of operations or cash flows. The interruption of the flow of components and materials from international vendors could disrupt our supply chain, including as a result of the imposition of additional duties, tariffs and other charges on imports and exports.
Interest Rate Risk
We are exposed to interest rate risk in connection with borrowings under the Line of Credit and Revolver, which bear interest at floating rates. As of September 30, 2021, the outstanding borrowing from Line of Credit was $50.0 million which was paid off on November 1, 2021. We entered into the Revolver on November 1, 2021, which bears a variable interest rate based on the Adjusted LIBOR, the Adjusted EURIBO Rate or the Alternate Base Rate (each as defined in the Revolver). As of September 30, 2021, we have no borrowings under the Revolver.

Table of Content
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Fluence Energy, LLC and subsidiaries

Table of Content
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Fluence Energy, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Fluence Energy, LLC (the Company) as of September 30, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, members’ (deficit) equity and cash flows for each of the three years in the period ended September 30, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2021, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2018.
Tysons, VA
December 14, 2021

Table of Content
FLUENCE ENERGY, LLC
CONSOLIDATED BALANCE SHEETS
(U.S. Dollars in Thousands, except per unit amounts)

	September 30,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$36,829	$93,815
Trade receivables	46,664	32,097
Unbilled receivables	101,975	100,037
Receivables from related parties	33,362	52,452
Advances to suppliers	9,741	2,876
Inventory, net	389,787	37,310
Other current assets	43,157	8,886
Total current assets	661,515	327,473
Non-current assets:
Property and equipment, net	8,206	5,170
Intangible assets, net	36,057	26,298
Goodwill	9,176	4,731
Deferred income tax asset	1,184	—
Other non-current assets	1,537	353
Total non-current assets	56,160	36,552
Total assets	$717,675	$364,025
Liabilities, mezzanine equity, and members’ equity (deficit)
Current liabilities:
Accounts payable	$158,366	$78,132
Deferred revenue	71,365	123,841
Borrowing from line of credit	50,000	—
Borrowing from related parties	50,000	—
Personnel related liabilities	12,861	8,534
Accruals and provisions	186,143	137,696
Payables and deferred revenue with related parties	227,925	22,464
Taxes payable	12,892	5,937
Other current liabilities	1,941	1,636
Total current liabilities	771,493	378,240
Non-current liabilities:
Personnel related liabilities	1,607	1,829
Accruals and provisions	257	257
Deferred income tax liability	—	163
Other non-current liabilities	517	761
Total non-current liabilities	2,381	3,010
Total liabilities	773,874	381,250
Commitments and Contingencies (Note 13)
Mezzanine equity (18,493,275 and 0 Class B units issued and outstanding as of September 30, 2021 and 2020, respectively)	117,235	—
Total mezzanine equity	117,235	—
Members’ equity (deficit):
Capital contributions (117,173,390 Class A units issued and outstanding as of September 30, 2021 and 2020, respectively)	106,152	99,872
Accumulated other comprehensive (loss) income	(285)	201
Deficit	(279,301)	(117,298)
Total members’ equity (deficit)	(173,434)	(17,225)
Total liabilities, mezzanine equity, and members’ equity (deficit)	$717,675	$364,025
The accompanying notes are an integral part of these statements

Table of Content
FLUENCE ENERGY, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(U.S. Dollars in Thousands, except unit and per unit data)

	Fiscal Year Ended September 30,
	2021	2020	2019
Revenue	$594,055	$401,676	$44,982
Revenue from related parties	86,711	159,647	47,169
Total Revenue	680,766	561,323	92,151
Cost of goods and services	749,910	553,400	100,068
Gross (loss) profit	(69,144)	7,923	(7,917)
Operating expenses:
Research and development	23,427	11,535	9,871
Sales and marketing	22,624	16,239	14,963
General and administrative	38,162	17,940	13,950
Depreciation and amortization	5,112	3,018	2,891
Interest expense	1,435	128	7
Other (expenses) income, net	(270)	648	1,840
Loss before income taxes	(160,174)	(40,289)	(47,759)
Income tax expense (benefit)	1,829	6,421	(778)
Net loss	$(162,003)	$(46,710)	$(46,981)
Loss Per Unit
Basic and Diluted	$(1.38)	$(0.40)	$(0.40)
Weighted Average Number of Units
Basic and Diluted	117,173,390	117,173,390	117,173,390
Foreign currency translation (loss) gain, net of income tax benefit (expense) of $0 in each period	(614)	1,270	(691)
Actuarial gain (loss) on pension liabilities, net of income tax (expense) benefit of $0 in each period	128	210	(263)
Total other comprehensive (loss) income	(486)	1,480	(954)
Total comprehensive loss	$(162,489)	$(45,230)	$(47,935)
The accompanying notes are an integral part of these statements

Table of Content
FLUENCE ENERGY, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY (DEFICIT)
(U.S. Dollars in Thousands except Member Units)

	Mezzanine Equity		Members’ Equity (Deficit)
			Limited Members’ Capital		Accumulated Other Comprehensive Income (Loss)		Total Members’
	Units	Amount	Units	Amount		(Deficit)	Equity(Deficit)
Balance September 30, 2018	—	$—	117,173,390	$87,372	$(325)	$(23,607)	$63,440
Capital contribution	—	—	—	10,000	—	—	10,000
Net loss	—	—	—	—	—	(46,981)	(46,981)
Other comprehensive loss, net of income tax benefit of $0	—	—	—	—	(954)	—	(954)
Balance September 30, 2019	—	—	117,173,390	$97,372	$(1,279)	$(70,588)	$25,505
Capital contribution	—	—	—	2,500	—	—	2,500
Net loss	—	—	—	—	—	(46,710)	(46,710)
Other comprehensive income, net of income tax expense of $0	—	—	—	—	1,480	—	1,480
Balance September 30, 2020	—	—	117,173,390	$99,872	$201	$(117,298)	$(17,225)
Capital contribution	—	—	—	6,280	—	—	6,280
Issuance of Class B membership units, net	18,493,275	117,235	—	—	—	—	—
Net loss	—	—	—	—	—	(162,003)	(162,003)
Other comprehensive loss, net of income tax benefit of $0	—	—	—	—	(486)	—	(486)
Balance September 30, 2021	18,493,275	$117,235	117,173,390	$106,152	$(285)	$(279,301)	$(173,434)

The accompanying notes are an integral part of these statements

Table of Content
FLUENCE ENERGY, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. Dollars in Thousands)

	Fiscal Year Ended September 30,
	2021	2020	2019
Operating activities
Net loss	$(162,003)	$(46,710)	$(46,981)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	5,112	3,018	2,891
Inventory provision	14,197	—	—
Deferred income taxes	(1,346)	1,900	(843)
Provision (benefit) on loss contracts	27,161	(2,946)	5,966
Changes in operating assets and liabilities:
Trade receivables	(14,567)	(25,149)	(3,450)
Unbilled receivables	(1,938)	(90,333)	(4,634)
Receivables from related parties	15,901	(45,781)	(2,940)
Advances to suppliers	(6,865)	1,160	1,272
Inventory	(366,674)	(26,626)	(9,839)
Other current assets	(32,369)	(4,420)	(2,102)
Other non-current assets	(1,184)	2,468	(1,484)
Accounts payable	73,914	63,086	12,433
Payables and deferred revenue with related parties	205,461	(41,147)	24,543
Deferred revenue	(52,476)	70,861	40,909
Current accruals and provisions	21,286	122,840	4,329
Taxes payable	6,955	762	2,676
Other current liabilities	4,632	4,069	2,915
Other non-current liabilities	(466)	(1,068)	2,021
Net cash (used in) provided by operating activities	(265,269)	(14,016)	27,682
Investing activities
Proceeds from (purchases of) short-term investments	—	20,000	(20,000)
Cash paid for business acquisition	(18,000)	—	—
Purchase of property and equipment	(4,292)	(1,780)	(2,736)
Net cash (used in) provided by investing activities	(22,292)	18,220	(22,736)
Financing activities
Capital contribution from Members	6,280	2,500	10,000
Proceeds from issuance of Class B membership units	125,000	—	—
Borrowing from promissory notes – related parties	125,000	—	—
Repayment of promissory notes – related parties	(75,000)	—	—
Borrowing from line of credit	100,000	14,500	—
Repayment of line of credit	(50,000)	(14,500)	—
Payment of equity issuance costs	(3,343)	—	—
Other	3,189	—	—
Net cash provided by financing activities	231,126	2,500	10,000
Effect of exchange rate changes on cash and cash equivalents	(547)	1,327	(815)
Net (decrease) increase in cash and cash equivalents	(56,982)	8,031	14,131
Cash, cash equivalents, and restricted cash as of the beginning of the period	95,051	87,020	72,889
Cash, cash equivalents, and restricted cash as of the end of the period	$38,069	$95,051	$87,020
Supplemental disclosure of cash flow information
Interest paid	$1,229	$—	$—
Cash paid for income taxes	$6,416	$2,197	$851
The accompanying notes are an integral part of these statements

Table of Content
FLUENCE ENERGY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.Organization and Operations
Fluence Energy, LLC, a Delaware limited liability company, was formed on June 30, 2017, and commenced operations on January 1, 2018 (the ‘‘Effective Date’’). Fluence Energy, LLC, with its wholly owned subsidiaries including Fluence Energy GmbH in Germany, Fluence Energy Pty Ltd. in Australia, and Fluence Energy Inc. in the Philippines, as well as other subsidiaries yet to commence operations, is primarily engaged in the construction and sale of battery-based energy storage products and provides related operational services. As of September 30, 2021, AES Grid Stability, LLC (“AES Grid Stability”) holds 58,586,695 Class A units, or 43.2% of our limited liability interest, Siemens Industry, Inc. (“Siemens Industry”) holds 58,586,695 Class A units, or 43.2% of our limited liability interest, and QIA Florence Holdings LLC (“QFH”), an affiliate of the Qatar Investment Authority (“QIA”), holds 18,493,275 Class B units, or 13.6% of our limited liability interests. Except where the content clearly indicates otherwise, “Fluence,” “we,” “us,” “our” or the “Company” refers to Fluence Energy, LLC and its wholly owned subsidiaries.
In October 2021, the existing limited liability company agreement of Fluence Energy, LLC was amended and restated which recapitalized all existing interests in the Company on the basis of a 14.79-for-1 split. All unit and per unit information has been retroactively adjusted to give effect to the recapitalization for all periods presented, unless otherwise indicated.
The Company’s fiscal year begins on October 1 and ends on September 30.
2.Summary of Significant Accounting Policies and Estimates
Principles of Accounting and Consolidation
The accompanying consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (‘‘U.S. GAAP’’) and under the rules of the Securities and Exchange Commission (the ‘‘SEC’’). The accompanying consolidated financial statements include the accounts of Fluence Energy, LLC and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Emerging Growth Company Status
The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the ‘‘JOBS Act’’), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. The JOBS Act also provides that emerging growth companies can elect to adopt new or revised accounting standards issued subsequent to the enactment of the JOBS Act under private company effective dates.
The Company has elected to use this extended transition period to adopt new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it is (i) no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, the consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. Items subject to such estimates and assumptions include: the carrying amount and estimated useful lives of long-lived assets; impairment of goodwill and long-lived assets; valuation allowances for inventories; deferred tax assets; revenue recognized under the percentage-of-completion method; accrued bonuses; and various project related provisions including but not limited to estimated losses, warranty obligations, and liquidated damages.
Segments
The Company’s chief operating decision maker (‘‘CODM’’) is its Chief Executive Officer. The Company’s CODM reviews financial information on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, the Company has determined that it operates in one operating segment, which corresponds to one reportable segment.

Table of Content
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents include cash on-hand and highly liquid investments readily convertible to cash, with an original maturity of 90 days or less when purchased.
Cash restricted for use as a result of financing or other obligations is classified separately as restricted cash in “Other current assets” on the Company’s consolidated balance sheets.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash as shown in the Company’s consolidated statements of cash flows:

	September 30,
in thousands	2021	2020
Cash and cash equivalents	$36,829	$93,815
Restricted cash included in “Other current assets”	1,240	1,236
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$38,069	$95,051
Restricted cash included in “Other current assets” on the consolidated balance sheets as of September 30, 2021 consists of $0.9 million collateral for credit card program (2020: $0.9 million) and $0.3 million of collateral for outstanding bank guarantee (2020: $0.3 million).
Trade Receivables
Trade receivables represent actual billings that are generally due within 30 days from the invoice date, and do not bear interest. Receivables are carried at amortized cost. The Company periodically assesses collectability of accounts receivable and records an allowance for doubtful accounts for the estimated uncollectible amount when deemed appropriate. As of September 30, 2021 and 2020, allowance for doubtful accounts was insignificant.
Advances to Suppliers
Advances are given to suppliers based on the contract terms of respective agreements and are presented on a separate line on the consolidated balance sheets. These advances are recovered through the receipt of goods and services mainly used in the production of battery-based energy storage products.
Foreign Currency Transactions
An entity’s functional currency is the currency of the primary economic environment in which the entity operates and is generally the currency in which the entity generates and expends cash. The reporting currency of the Company is the U.S. dollar. Monetary and non-monetary assets and liabilities denominated in foreign currencies are remeasured into U.S. dollars using the year-end exchange rates, while revenues and expenses denominated in foreign currencies are remeasured at weighted average exchange rates prevailing during the year. Resultant foreign currency exchange adjustments for monetary assets and liabilities are recorded in earnings on the accompanying consolidated statements of operations and comprehensive loss. Adjustments arising from the translation of the balance sheets of subsidiaries that have a functional currency other than the U.S. dollar are recorded as a component of members’ (deficit) equity in accumulated other comprehensive income (loss).
Business Combinations
A business combination is an acquisition of a business from an entity not under common control and is accounted for using the acquisition method. Identifiable assets acquired and liabilities assumed are recognized at fair value on the acquisition date. Goodwill is calculated as the excess of the fair value of the consideration transferred over the fair value of the net assets recognized and represents the future economic benefits arising from the other net assets acquired that could not be individually identified and separately recognized. Fair value measurements may require us to make significant estimates and assumptions. A measurement period, which could be up to one year from the date of the acquisition, exists to identify and measure the assets acquired and liabilities assumed. During the measurement period, provisional amounts may be recognized, and those amounts may subsequently be prospectively adjusted to reflect any new information about facts and circumstances that existed at the acquisition date that, if known, would have affected the measurement of these amounts. At the end of the measurement period, any subsequent changes would not be recognized under the acquisition method but would instead follow other accounting principles, which would generally impact earnings.

Table of Content
Revenue and Cost Recognition
The Company commenced operations on January 1, 2018 and immediately adopted Accounting Standards Updated (‘‘ASU’’) 2014-09, Revenue from Contracts with Customers and all related amendments (collectively known as Accounting Standards Codification 606, or ‘‘ASC 606’’). The Company’s revenue recognition policy included herein is based on the application of ASC 606. As of September 30, 2021, the Company’s revenue was generated primarily from sale of energy storage products, providing operational services, and digital applications and solutions.
Revenue from Sale of Energy Storage Products: The Company enters into contracts with utility companies, developers, and commercial and industrial customers to design and build battery-based energy storage products. Each storage product is customized depending on the customer’s energy needs. Customer payments are due upon meeting certain milestones that are consistent with contract-specific phases of a project. The Company determines the transaction price based on the consideration expected to be received which includes estimates of liquidated damages or other variable consideration that are included in the transaction price in accordance with ASC 606. The transaction price identified is allocated to each distinct performance obligation to deliver a good or service based on the relative standalone selling prices. Generally, the Company’s contracts to design and build battery-based storage products are determined to have one performance obligation. The Company believes that the prices negotiated with each individual customer are representative of the stand-alone selling price of the product.
The Company recognizes revenue over time as a result of the continuous transfer of control of our product to the customer. This continuous transfer of control to the customer is supported by clauses in the contracts that provide enforceable rights to payment of the transaction price associated with work performed to date for products that do not have an alternative use to the Company and/or the project is built on customer’s land that is under the customer’s control.
Revenue for these performance obligations is recognized using the percentage of completion method based on cost incurred as a percentage of total estimated contract costs. Contract costs include all direct material and labor costs related to contract performance. Pre-contract costs with no future benefit are expensed in the period in which they are incurred. Since the revenue recognition of these contracts depends on estimates, which are assessed continually during the term of the contract, recognized revenues and profit are subject to revisions as the contract progresses to completion. The cumulative effects of revisions of estimated total contract costs and revenues, together with any contract reserves which may be deemed appropriate, are recorded in the period in which the facts and changes in circumstance become known. Due to the uncertainties inherent in the estimation process, it is reasonably possible that these estimates will be revised in a different period. When a loss is forecasted for a contract, the full amount of the anticipated loss is recognized in the period in which it is determined that a loss will occur. Refer to Loss Contracts below for further discussion.
Our contracts generally provide our customers the right to liquidated damages (“LDs”) against Fluence in the event specified milestones are not met on time, or equipment is not delivered according to contract specifications. LDs are accounted for as variable consideration, and the contract price is reduced by the expected penalty or LD amount when recognizing revenue. Variable consideration is included in the transaction price only to the extent that it is improbable that a significant reversal in the amount of cumulative revenue recognized will occur when the uncertainty is resolved. Estimating variable consideration requires certain estimates and assumptions, including whether and by how much a project will be delayed and/or will not meet performance contractual specifications. The existence and measurement of liquidated damages may also be impacted by our judgements about the probability of favorable outcomes of customer disputes involving whether certain events qualify as force majeure or the reason for the events that caused project delays. Variable consideration for liquidated damages is estimated using the expected value of the consideration to be received. If Fluence has a claim against the customer for amount not specified in the contract, such claim is recognized as an increase to contract price when it is legally enforceable, which is usually upon signing a respective change order or equivalent document confirming the claim acceptance by customer.
Revenue from Services: The Company also enters into long-term service agreements with customers to provide operational services related to battery-based energy storage products. The services include maintenance, monitoring, and other minor services. The Company accounts for the services as a single performance obligation as the services are substantially the same and have the same pattern of transfer to the customers. We recognized revenue overtime using a straight-line recognition method for these types of services. The Company believes using a time-based method to measure progress is appropriate as the performance obligations are satisfied evenly over time based on the fact that customers receive the services evenly. Revenue is recognized by dividing the total transaction price over the service period.
Some of the agreements also provide capacity guarantees which stand for a commitment to perform certain augmentation activities to maintain the level of battery capacity specified in the agreement. Augmentation activities would typically be represented by installation of additional batteries, and other components as needed, to compensate for partially lost capacity due to degradation of batteries over time. These services are treated as service-type warranties and are accounted for as separate performance obligations from other services discussed above. Performance obligations of the services are satisfied over time. The percentage of completion revenue recognition method is applied for service type warranties as the cost pattern is expected to change significantly with little to no operating costs incurred in the earlier years and larger costs incurred in later years when augmentation is required to restore the required capacity, for example, adding more batteries or changing some existing modules with declined capacity.

Table of Content
Revenue from Digital Applications and Solutions: In October 2020, Fluence Energy, LLC acquired the Advanced Microgrid Solutions (“AMS”) software and digital intelligence platform, which became the Fluence Trading Platform. Contracts involving the Fluence Trading Platform are generally entered into with commercial entities that control utility-scale storage and renewable generation assets. Fluence Trading Platform arrangements consist of a promise to provide access to proprietary cloud-based Software-as-a-Service (“SaaS”) to promote enhanced financial returns on the utility-scale storage and renewable generation assets. The Fluence Trading Platform is a hosted service that delivers automated, market-compliant bids to local electricity market operators. Customers do not receive legal title or ownership of the software as a result of these arrangements. The term for Fluence’s contracts with Trading Platform customers is generally 5 years, which may include certain renewal options to extend the initial contract term or certain termination options to reduce the initial contract term.
The Fluence Trading Platform is technology- and vendor-agnostic (i.e., it can be utilized for wind and solar assets as well as non-Fluence systems). The Fluence Trading Platform is separately identifiable from other promises that the Company offers to its customers (i.e., it is not highly interrelated or integrated with other solutions). As such, we determined that the Fluence Trading Platform is accounted for as a separate performance obligation. Revenue from the Fluence Trading Platform includes an integration fee and a monthly subscription fee. We consider the access to the Fluence Trading Platform and related support services in a customer contract to be a series of distinct services which comprise a single performance obligation because they are substantially the same and have the same pattern of transfer. We recognize revenue over time using a straight-line recognition method.
For our sale of energy storage products, services, and digital applications and solutions contracts where there are multiple performance obligations in a single contract, the Company allocates the consideration to the various obligations in the contract based on the relative standalone selling price method. Standalone selling prices are estimated based on estimated costs plus margin.
Revenue is recorded net of any taxes assessed on and collected from customers, which are remitted to the governmental authorities.
Cost of Goods and Services: Cost of goods and services are recognized when services are performed, or control of goods are transferred to the customers, which is generally based upon International Commercial Terms (commonly referred to as ‘‘incoterms’’) stated in corresponding supply agreements or purchase orders.
Unbilled Receivables: Unbilled receivables represent the excess of revenues recognized over billings to date on certain contracts.
Deferred Revenue: Deferred revenue represents the excess billings to date over the amount of revenue recognized to date. Contract advances represent amounts received by the Company upon signing of the related contracts with customers. The advances are offset proportionately against progress billings. Any outstanding portion is included in deferred revenue on the accompanying consolidated balance sheets.
Loss Contracts: A contact becomes a loss contract when its estimated total costs are expected to exceed its total revenue. The Company accrues the full loss expected in the period a loss contract is identified which is recorded in “Current liabilities — Accruals and provisions” and “Cost of goods and services” on the Company’s consolidated balance sheets and consolidated statements of operations and comprehensive loss, respectively.
Warranty Costs: The Company provides a limited warranty related to the successful operation of battery-based energy storage solutions, apart from the service type warranties described above and are normally provided for a limited period of time from one to three years after the commercial operation date. The warranties are considered assurance-type warranties which provide a guarantee of quality of the products. The Company accrues for expected warranty costs based on historical activity and expectations of future costs at the time of commercial operation date. Periodically, the Company evaluates and adjusts warranty costs to the extent that actual warranty costs materially differ from the original estimates. Extended warranties that customers purchase separately from the related products and services are accounted for as separate performance obligations. Both warranty fees and associated costs are accounted for after the commercial operation date of the related battery product.
Inventory, Net
Inventory consists of batteries and equipment, cases, inverters, and spare parts which are used in ongoing battery storage projects for sale. Inventory is stated at the lower of cost or net realizable value with cost being determined by the specific identification method. Costs include cost of purchase, costs of conversion and other costs incurred in bringing the inventories to their present location and condition. The Company periodically reviews its inventory for potential obsolescence and write down of its inventory, as appropriate, to net realizable value based on its assessment of market conditions.

Table of Content
Impairment of Long-Lived Assets
The Company evaluates the recoverability of its property and equipment, and intangible assets whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The assets are considered impaired when their fair value is less than their carrying value. Impairment charges are calculated as the difference between the discounted expected future cash flows, or other accepted valuation techniques to determine fair value and the assets’ carrying amount at the date of the triggering event.
Intangible Assets
Intangible assets are stated at their historical cost and amortized on a straight-line basis over their expected useful lives.

Supply Chain Financing
We have provided certain of our suppliers with access to a supply chain financing program through a third-party financing institution (the “SCF Bank”). This program allows us to seek extended payment terms with our suppliers, and allows our suppliers to monetize their receivables prior to the payment due date, subject to a discount. Once a supplier elects to participate in the program and reaches an agreement with the SCF Bank, the supplier elects which individual invoices to sell to the SCF Bank. We then pay the SCF Bank on the invoice due date. We have no economic interest in a supplier’s decision to sell a receivable to the SCF Bank. The agreements between our suppliers and the SCF Bank are solely at their discretion and are negotiated directly between them. Our suppliers’ ability to continue using such agreements is primarily dependent upon the strength of our financial condition and guarantees issued by AES and Siemens. As of September 30, 2021, AES and Siemens issued guarantees of $30.0 million each, for a total of $60.0 million, to the SCF Bank on our behalf.
As of September 30, 2021, one supplier was actively participating in the supply chain financing program, and we had $58.4 million of payables outstanding subject to the program. All outstanding payments owed under the program are recorded within Accounts payable in our Consolidated Balance Sheets.
Accruals and Provisions
Expenses are recognized on an accrual basis. Provisions are recognized when it is probable that a liability has been incurred and the amount of liability could be reasonably estimated.
Operating Expenses
Operating expenses include research and development, sales and marketing, general and administrative expenses, and depreciation and amortization. Research and development expenses represent personnel costs of the technology team, and costs of materials and services procured for research and development projects. Sales and marketing expenses represent personnel costs of the sales team and all marketing expenses. General and administrative expenses represent personnel costs, rent, IT expenses insurance, and external providers for payroll, accounting, consulting, and others. Depreciation and amortization are expenses associated with property and equipment and intangible assets.
Unit-Based Compensation
Employees, directors, consultants, and other independent contractors are eligible to receive equity awards and other forms of compensation under the 2020 Unit Option Plan (“the Option Plan”) and the Phantom Equity Incentive Plan (“the Incentive Plan”). Units awarded under the Option Plan are subject to a service condition and a performance condition (i.e., a liquidity event), as defined within the plan, both of which are required for vesting. Units awarded under the Incentive Plan vest subject to a liquidity event, as defined within the plan. As a liquidity event had not occurred as of September 30, 2021, no compensation costs were recorded under either plan in the periods presented.
The Company recognizes the costs associated with granting unit-based awards using a fair value-based measure in accordance with the requirements of Accounting Standards Codification 718, Compensation - Stock Compensation (ASC 718). The Company estimates the fair value of the unit-based awards, including unit options and phantom awards, using the Black-Scholes option-pricing model. Determining the fair value of unit-based awards requires the use of highly subjective assumptions, including the fair value of the unit underlying the award, the expected term of the award and expected unit price volatility.
The assumptions used in determining the fair value of unit-based awards represent management’s estimates, which involve inherent uncertainties and the application of management judgment. As a result, if factors change, and different assumptions are employed, unit-based compensation could be materially different in the future. The risk-free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant, with maturities approximating the expected life of the unit options. The Company uses historical volatility of a selected group of guideline publicly traded entities as the expected volatility assumption.

Table of Content
The Company has made a policy election to account for forfeitures as they occur. If there are any modifications of the underlying invested securities or the terms of the unit option or phantom unit, it may be necessary to accelerate or increase any remaining unamortized unit-based compensation expense.

Earnings (Loss) per Unit
As of September 30, 2021, the Company has three Classes of Membership Interest units, Class A, Class A-1 and Class B. Earnings (loss) per unit is calculated and reported under the “two-class” method. The “two-class” method is an earnings allocation method under which earnings (loss) per unit is calculated for each class of common LLC member units considering both distributions declared or accumulated and participation rights in undistributed earnings as if all such earnings (loss) had been distributed during the period. Class B unit holders have a liquidation preference equal to their initial investment and do not have an obligation to fund losses of the business. When calculating the loss per unit in the current period, the Class B units are not allocated any losses.
The Company calculates basic earnings (loss) per common LLC member unit by dividing net income (loss) by the average number of common LLC member unit outstanding during the period, excluding Class B units because of their liquidation preference. Diluted earnings per unit is calculated after consideration of the potential dilutive effect of common LLC member unit equivalents on the average number of common LLC member units outstanding during the period. Dilution is not considered when a net loss is reported. Common LLC member unit equivalents that have an antidilutive effect are excluded from the computation of diluted earnings per common LLC member unit. As of September 30, 2021, the Company had common LLC member unit equivalents in the form of unit options and phantom units.
In October 2021, the existing limited liability company agreement of Fluence Energy, LLC was amended and restated which recapitalized all existing interests in the Company on the basis of a 14.79-for-1 split. All units and per unit information has been retroactively adjusted to give effect to the recapitalization for all periods presented, unless otherwise indicated.
Income Taxes
The Company is treated as a partnership for U.S. federal income tax purposes. As such, the members are individually liable for their own distributable share of taxable income or loss. No provision has been made in the accompanying consolidated financial statements for U.S. federal, state, or local income taxes.
Foreign subsidiaries of the Company account for income taxes and the related accounts in accordance with ASC 740, Income Taxes. Under ASC 740, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.
The Company recognizes the tax benefits from uncertain tax positions if it is more likely than not that the position will be sustained on examination by the taxing authorities. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.
The preparation of income tax returns requires the use of management’s estimates and interpretations which may be subjected to review by the respective taxing authorities and may result in an assessment of additional taxes, penalties, and interest.
Fair Value Measurements
The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs and to minimize the use of unobservable inputs. The following fair value hierarchy, defined by ASC 820, Fair Value Measurements, is used to classify assets and liabilities based on the observable inputs and unobservable inputs used to value the assets and liabilities:
Level 1—Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.
Level 2—Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 inputs include those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted prices, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

Table of Content
Level 3—Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value from the perspective of a market participant. The Company does not have any recurring Level 3 fair value measurements.
The Company’s cash equivalents include term deposits with original maturity of less than three months and are recorded at amortized cost. Fair value of cash equivalents approximates the carrying amount using Level 2 inputs. The carrying amounts of trade receivables, accounts payable and short-term debt obligations approximate fair values due to their short maturities using Level 2 inputs.

Recent Accounting Standards Adopted
The following table presents accounting standards adopted in 2021:

Standard	Description	Date of adoption	Effect on the financial statements and other significant matters
ASU 2017-04, Simplifying the Test for Goodwill Impairment	In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-04, which removes step 2 of the quantitative goodwill impairment test. Under the amended guidance, a goodwill impairment charge is recognized for the amount by which the carrying value of a reporting unit exceeds its fair value, not to exceed the carrying amount of goodwill.	October 1, 2020	The adoption of the standard did not have a material impact on our financial statements.
ASU 2018-07, Compensation—Stock Compensation (Topic 718)—Improvements to Nonemployee Share-Based Payment Accounting	In June 2018, the FASB issued ASU 2018-07, which expands the scope of Topic 718, “Compensation—Stock Compensation,” to include equity-based awards granted to non-employees in exchange for goods or services. The accounting for employees and non-employees will be substantially aligned.	October 1, 2020	The adoption of the standard did not have a material impact on our financial statements.
ASU 2018-13, Fair Value Measurement (Topic 820)—Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement	In August 2018, the FASB issued ASU 2018-13, which amends ASC 820 to add, remove, and modify fair value measurement disclosure requirements. New disclosures required for public companies under ASU 2018-13 include Level 3 changes in unrealized gains or losses and Level 3 range and weighted average used to develop significant unobservable inputs.	October 1, 2020	The adoption of the standard did not have a material impact on our financial statements.

Table of Content
Recent Accounting Standards Not Yet Adopted

The following table presents accounting standards not yet adopted:

Standard	Description	Required date of adoption	Effect on the financial statements and other significant matters
ASU 2016-02, Leases (Topic 842)
 In February 2016, the FASB issued ASU 2016-02, which supersedes existing guidance on accounting for leases in ASC 840, Leases. This standard requires all leases to be recognized on the consolidated balance sheet. The FASB has issued several amendments to ASU 2016-02, including ASU 2018-11, Leases (Topic 842): Targeted Improvements that introduced an additional transition method permitting an entity to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. ASU 2016-02 includes optional practical expedients intended to reduce the cost and complexity to implement the new lease standard, such as an option to maintain the current lease classification for all existing lease arrangements and the option to use hindsight in evaluating lessee options to extend or terminate a lease. Early application is permitted.
		As an emerging growth company, the Company is permitted to defer adoption until the non-public company adoption date, i.e., annual periods starting after December 15, 2021.	The Company’s existing lease population is mainly comprised of operating leases for office space. The Company is currently evaluating the impact of adoption on its consolidated financial statements.
ASU 2016-13, Financial Instruments—Credit Losses (Topic 326)	In February 2016, the FASB issued ASU 2016-13, which updates the impairment model for financial assets measured at amortized cost, known as the Current Expected Credit Loss (“CECL”) model. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for losses. There are various transition methods available upon adoption. Early adoption is permitted.	As an EGC, the Company is permitted to defer adoption until the non-public company adoption date, i.e., annual periods starting after December 15, 2022.	The Company is currently evaluating the impact of adoption on its consolidated financial statements.
ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes	In December 2019, the FASB issued ASU 2019-12, which removes certain exceptions related to the approach for intraperiod tax allocations, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. The guidance also clarifies and simplifies other areas of ASC 740. Certain amendments must be applied on a prospective basis, certain amendments must be applied on a retrospective basis, and certain amendments must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. Early adoption is permitted.	As an EGC, the Company is permitted to defer adoption until the non-public company adoption date, i.e., annual periods starting December 15, 2021, and for interim periods beginning after December 15, 2022.	The Company is currently evaluating the impact of adoption on its consolidated financial statements.

Table of Content

Standard	Description	Required date of adoption	Effect on the financial statements and other significant matters
ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848)
In March 2020, the FASB issued ASU 2020-04, which provides optional expedients and exceptions for applying U.S. GAAP to transactions affected by reference rate (e.g., LIBOR) reform if certain criteria are met, for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting.
The ASU is effective as of March 12, 2020 through December 31, 2022.
The Company is currently evaluating transactions or contract modifications occurring as a result of reference rate reform and determining whether to apply the optional guidance on an ongoing basis. The ASU is currently not expected to have a material impact on our consolidated financial statements.

3.Revenue from Contracts with Customers
Disaggregation of revenue
The following table presents the Company’s revenues disaggregated by contract type:

in thousands	Fiscal Year Ended September 30,
	2021	2020	2019
Revenue from sale of energy storage products	$673,754	$556,681	$88,830
Revenue from services	5,706	3,773	2,326
Revenue from digital applications and solutions	952	—	—
Other	354	869	995
Total	$680,766	$561,323	$92,151
The following table presents the Company’s revenue disaggregated by geographical region. Revenues are attributed to regions based on location of customers:

in thousands	Fiscal Year Ended September 30,
	2021	2020	2019
Americas (North, Central and South America)(a)	$487,572	$336,610	$48,569
APAC (Asia Pacific)	134,874	192,679	10,673
EMEA (Europe, Middle-East and Africa)	58,320	32,034	32,909
Total	$680,766	$561,323	$92,151
(a) Revenue from United states of America was $468.4 million, $318.9 million and $41.7 million for 2021, 2020 and 2019 , respectively.
Customer Concentration
For each of the fiscal years ended September 30, 2021, 2020 and 2019, the Company had three customers that each accounted for 10% or more of total revenue.
For the fiscal year ended September 30, 2021, our top five customers, in the aggregate, accounted for approximately 76% of our revenue.
The Company has a limited number of suppliers of batteries, which is a major component of energy storage products.

Table of Content
Deferred revenue
Deferred revenue represents the excess billings over the amount of revenue recognized to date. Deferred revenue from related parties is included in payables and deferred revenue with related parties on the Company’s consolidated balance sheets. The following table provides information about deferred revenue from contracts with customers:

in thousands	Fiscal Year Ended September 30,
	2021	2020	2019
Deferred revenue beginning of period	$123,841	$52,980	$12,071
Additions	69,289	120,852	51,129
Revenue recognized related to amounts that were included in beginning balance of deferred revenue	(121,765)	(49,991)	(10,220)
Deferred revenue end of period	$71,365	$123,841	$52,980

in thousands	Fiscal Year Ended September 30,
	2021	2020	2019
Deferred revenue from related parties beginning of period	$11,425	$60,968	$36,895
Additions	212,344	10,464	46,922
Revenue recognized related to amounts that were included in beginning balance of deferred revenue	(3,647)	(60,007)	(22,849)
Deferred revenue from related parties end of period	$220,122	$11,425	$60,968
Remaining performance obligations
The Company’s remaining performance obligations (“backlog”) represent the unrecognized revenue value of its contract commitments, which include deferred revenue and amounts that will be billed and recognized as revenue in future periods. The Company’s backlog may vary significantly each reporting period based on the timing of major new contract commitments and the backlog may fluctuate with currency movements. In addition, the Company’s customers have the right, under some circumstances, to terminate contracts or defer the timing of its services and their payments to the Company.
As of September 30, 2021, the Company had $1,362.1 million of remaining performance obligations related to its battery storage product contracts, the majority of which we expect to recognize in revenue in the next 12 months.
As of September 30, 2021, the Company had $256.0 million of remaining performance obligations related to operational service contracts including maintenance, monitoring, and other minor services, of which we expect to recognize 42% within the next five years and the remainder after five years, and $55.0 million remaining performance obligations related to capacity guarantees, 35% of which is expected to be recognized within the next five years and the remainder after five years.
As of September 30, 2021, our remaining performance obligations related to digital application and solution contracts is $4.3 million, which we expect to recognize $3.4 million within the next five years and the remainder after five years.
Costs to obtain a contract
The Company recognizes the incremental costs incurred to obtain or fulfill a contract with a customer as an asset when these costs are recoverable. These costs consist primarily of sales commissions.
As of September 30, 2020, we recorded costs to obtain or fulfill a contract of $2.1 million within “Other current assets” on the Company’s consolidated balance sheets. The amount was insignificant as of September 30, 2021.
Amortization related to costs to obtain or fulfill a contract was $1.6 million, $0.8 million and $0.4 million for fiscal year ended September 30, 2021, 2020 and 2019, respectively, which was recorded within “Sales and marketing” on the Company’s consolidated statements of operations and comprehensive loss.
Variable consideration
As of September 30, 2021 and 2020, our transaction prices have been reduced to reflect variable consideration of $52.8 million and $1.3 million, respectively.

Table of Content
4.Business Combination
During October 2020, the Company acquired the assets and assumed the liabilities of a US based software and digital intelligence platform. The Company expects the acquisition will offer new capabilities, amplify and extend the Company’s energy storage product line, enabling customers to maximize the value of energy storage and renewables while accelerating grid decarbonization. The acquisition price of $18.0 million was fully paid with cash, and was adjusted for an immaterial amount to account for changes in net working capital adjustments. The acquisition represents a business combination. the Company included the financial results of the acquisition in its consolidated financial statements from the date of acquisition. Transaction costs associated with the acquisition were not significant and were expensed as incurred. The following table summarizes the aggregate fair values and estimated useful lives of the assets acquired and liabilities assumed, as of the date of the acquisition.

in thousands	Fair Value	Estimated Useful Life
Intangible assets - Developed technology	$12,600	12 years
Intangible assets - Customer relationships	780	6 years
Property and equipment	171	Various
Goodwill	4,449
Cash paid for acquisition	$18,000
The fair value of developed technology was determined using the multi-period excess earnings method as developed technology is considered to be the primary revenue-generating identifiable intangible asset acquired in the acquisition. The fair value assigned to assets acquired and liabilities assumed are based on management’s estimates and assumptions.
The goodwill is primarily attributed to the expanded market opportunities when integrating the acquired entity’s technology with the Company’s technology and the assembled workforce. The excess of the acquisition price over the fair value of assets acquired and liabilities assumed was recorded to goodwill. The Company expects such goodwill to be deductible for income tax purposes. Purchase accounting adjustments related to the acquisition have been completed.
5.Inventory, Net
Inventory consisted of the following:

in thousands	September 30, 2021			September 30, 2020
	Cost	Provision	Net	Cost	Provision	Net
Cubes, batteries, and other equipment (a)	$402,157	$(12,980)	$389,177	$37,214	$—	$37,214
Shipping containers and spare parts	1,857	(1,247)	610	126	(30)	96
Total	$404,014	$(14,227)	$389,787	$37,340	$(30)	$37,310
(a) Provision as of September 30, 2021 included $13.0 million loss recognized for inventory damaged in transit related to the 2021 cargo loss incident. Refer to Note 13 - Commitments and Contingencies for a detail discussion of the 2021 cargo loss incident.
6.Other Current Assets
Other current assets consisted of the following amounts:

in thousands	September 30,
	2021	2020
Taxes recoverable	$14,049	$2,167
Receivable from insurance (a)	10,000	—
Deferred equity issuance costs	7,103	590
Advance payments	3,601	—
Prepaid expenses	2,480	1,261
Restricted cash	1,240	1,236
Contract acquisition cost	—	2,083
Other	4,684	1,549
Total	$43,157	$8,886
(a) Receivable from insurance of $10.0 million as of September 30, 2021 represents insurance recoveries that are probable of collection related to the 2021 cargo loss incident. Refer to Note 13 - Commitments and Contingencies for a detail discussion of the 2021 cargo loss incident.

Table of Content
7.Property and Equipment, Net
Property and equipment are stated at amortized cost and consisted of the following:

in thousands	September 30, 2021			September 30, 2020
	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Machinery and Equipment	$4,642	$976	$3,666	$1,865	$510	$1,355
Construction in Progress	855	—	855	2,689	—	2,689
IT Equipment	1,296	424	872	687	191	496
Furniture and Fixtures	1,239	271	968	254	89	165
Leasehold Improvements	1,268	510	758	730	286	444
Other	1,415	328	1,087	27	6	21
Total	$10,715	$2,509	$8,206	$6,252	$1,082	$5,170
Total depreciation expense was $1.4 million, $0.5 million and $0.4 million for the fiscal year ended September 30, 2021, 2020 and 2019, respectively.
Property and equipment are depreciated over the estimated useful lives of the respective assets on a straight-line basis. The range of estimated lives for the respective assets is as follows:

Machinery and equipment	10 years
IT equipment	5 years
Furniture and fixtures	5 years
Leasehold Improvements	10 years, or lease term if shorter
Other	2 years
8.Intangible Assets, Net
Intangible assets are stated at amortized cost and consist of the following:

in thousands	Weighted Average Estimated Useful Lives	September 30, 2021			September 30, 2020
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Patents and licenses	14 years	$32,982	$9,207	$23,775	$33,100	$6,851	$26,249
Developed technology (a)	12 years	12,600	1,050	11,550	—	—	—
Other (a)	6 years	894	162	732	65	16	49
Total		$46,476	$10,419	$36,057	$33,165	$6,867	$26,298
(a) The developed technology intangible asset and other intangible asset as of September 30, 2021 included $12.6 million and $0.8 million , respectively, related to the acquisition of AMS discussed in Note 4 - Business Combinations.
Intangible assets are amortized over the estimated useful lives of the respective assets on a straight-line basis. Total amortization expense was $3.6 million, $2.5 million, and $2.5 million for the fiscal year ended September 30, 2021, 2020 and 2019, respectively.
Total future amortization expense for finite-lived intangible assets was estimated as follows:

In thousands	Future Amortization Expenses
2022	$3,676
2023	3,667
2024	3,659
2025	3,659
2026	3,232
Thereafter	18,164
Total	$36,057

Table of Content
9.Goodwill
Goodwill is assessed for impairment annually each year during the Company’s fourth quarter, or when impairment indicators exist. Historically, we assessed the recoverability of our goodwill as of the last day of our fourth quarter. In 2021 we changed the date of our annual goodwill impairment assessment to the first day of our fourth quarter to allow for operational expediency. The Company believes this change does not represent a material change to a method of applying an accounting principle, even though the carrying value of goodwill is material to the Company’s consolidated financial statements. This voluntary change in accounting principle, applied prospectively, is preferable as it aligns the annual goodwill impairment test date more closely with our internal budgeting process and did not delay, accelerate, or avoid an impairment of our goodwill. No impairment was recognized for the fiscal year ended September 30, 2021 or 2020.
The following table presents the goodwill activity:

in thousands	Fiscal Year Ended September 30,
	2021	2020
Goodwill, Beginning of the period (a)	$4,731	$4,698
Foreign currency adjustment	(4)	33
Acquisition related goodwill (b)	4,449
Goodwill, End of the period	$9,176	$4,731
(a) On January 1, 2018, $4.7 million of goodwill was recognized upon the formation of the Company.
(b) Refer to Note 4 - Business Combination for a further discussion of acquisition related goodwill.
10.Accruals and Provisions
Accruals mainly represent not yet invoiced milestones for inventory such as batteries, enclosures, and inverters. According to master supply agreements between the Company, and suppliers of the inventory, vendor bills are issued according to contracted billing schedules with some milestones invoiced after delivery, upon full installation and commissioning of the equipment at substantial completion and final completion project stages. Accruals and provisions consisted of the following:

in thousands	September 30,
	2021	2020
Accruals	$155,963	$133,899
Provisions for expected project losses	30,180	3,019
Other project related provisions	257	1,035
Total	186,400	137,953
Less: non-current portion	(257)	(257)
Current portion	$186,143	$137,696
11.Short-term borrowing and Line of Credit
The Company had an Uncommitted Line of Credit Agreement with Citibank originally signed on January 29, 2019, which allowed the Company to borrow an amount in aggregate not to exceed $2.0 million, from time to time, until January 29, 2021. The Line of Credit was further amended to increase the aggregate borrowing amount to $10.0 million, $30.0 million and $50.0 million on May 13, 2020, August 7, 2020 and December 23, 2020, respectively. The expiration date for the Line of Credit was extended to March 31, 2023 on June 2, 2021.
The Company’s uncommitted line of credit available at September 30, 2021 and 2020 was as follows. The $50.0 million outstanding borrowing from the line of credit at September 30, 2021 was paid off on November 1, 2021 using proceeds from the IPO.

in thousands	September 30,
	2021	2020
Uncommitted line of credit	$50,000	$30,000
Less: Outstanding borrowing from line of credit	(50,000)	—
Total	$—	$30,000
Weighted average annual interest rate of borrowing	2.83%	—
Refer to Note 14 - Related-Party Transactions for borrowing from related parties

Table of Content
12.Income Taxes
The following table presents the components of loss before income tax (in thousands):

in thousands	Fiscal Year Ended September 30,
	2021	2020	2019
Domestic	$(158,876)	$(34,929)	$(35,391)
Foreign	(1,298)	(5,360)	(12,368)
Loss before income taxes	$(160,174)	$(40,289)	$(47,759)
The major components of income tax expense/(benefit) were as follows:

in thousands	Fiscal Year Ended September 30,
	2021	2020	2019
Current income tax expense (benefit):
Foreign	$3,079	$1,099	$—
Deferred income tax expense (benefit):
Foreign	(1,346)	1,900	(843)
Withholding income tax expense:
Foreign	96	3,422	65
Total income tax expense (benefit)	$1,829	$6,421	$(778)
The following table summarizes a reconciliation of the U.S. statutory federal income tax rate to the Company’s effective tax rate.

in thousands	Fiscal Year Ended September 30,
	2021	2020	2019
Statutory rate	21.0%	21.0%	21.0%
Flow-through losses	(20.8)%	(18.2)%	(15.6)%
Foreign rate differential	0.5%	1.4%	2.5%
Withholding taxes	(0.1)%	(8.5)%	(0.1)%
Valuation allowance	(2.4)%	(10.0)%	(6.1)%
Permanent differences	0.8%	(1.2)%	—%
Other items, net	(0.1)%	(0.4)%	(0.1)%
Effective Tax Rate	(1.1)%	(15.9)%	1.6%

Table of Content
Deferred income tax is generated by its foreign subsidiaries and is comprised of the following:

in thousands	September 30,
	2021	2020
Deferred Tax Assets
Inventory	$2,687	$1,530
Deferred revenue	9,081	1,074
Tax loss carryforwards	11,545	7,879
Trade receivables	9	1,607
Unrealized foreign exchange losses	1,060	—
Total deferred tax assets	24,382	12,090
Valuation allowance	(11,632)	(8,014)
Net deferred tax assets	12,750	4,076
Deferred Tax Liabilities
Trade receivables	(5,240)	—
Intangible assets	(150)	(151)
Accrued and other liabilities	(6,176)	(3,775)
Unrealized foreign exchange gains/losses	—	(313)
Total deferred tax liabilities	$(11,566)	$(4,239)
Total net deferred tax assets (liabilities)	$1,184	$(163)
The foreign net operating loss carryforwards as of September 30, 2021 are approximately $66.9 million (2020: $46.8 million). The majority of the net operating loss carryforwards are attributable to the Company’s German subsidiary. The net operating loss carryforwards have an unlimited carryforward period.
As of September 30, 2021 and 2020, the Company had recorded a valuation allowance of $11.6 million and $8.0 million against deferred tax assets of the Company’s German and Australian subsidiaries, respectively. The Company determined that based on the weight of available evidence, including cumulative losses, it is more-likely-than-not that the net deferred tax assets at its German and Australian entities will not be realized and recorded a valuation allowance against such deferred tax assets.
As of September 30, 2021 and 2020, the Company has not recognized tax benefits relating to uncertain tax positions. The period from January 1, 2018 until September 30, 2021 remains subject to examination by foreign, federal and state taxing authorities.
13.Commitments and Contingencies
Operating Leases
The Company has entered into operating lease agreements to rent office space. As of September 30, 2021, the future minimum lease payments for the next five fiscal years and thereafter are as follows:

in thousands	Future Lease Payments
2022	$1,786
2023	1,533
2024	479
2025	229
2026 and thereafter	38
Total	$4,065
For the fiscal year ended September 30, 2021, the Company incurred $1.7 million (2020: $1.1 million) in lease expenses.
Guarantees
As of September 30, 2021, the Company had outstanding bank guarantees issued as performance security arrangements for several projects. Performance security is a precondition to receive any payment from the customer and is reduced in stages according to the project completion status.

Table of Content
Typical turn-key contracts and long-term service agreements contain provisions for performance liquidated damages payments if the solution fails to meet the guaranteed performance thresholds at completion of the project or throughout the service agreement period.
Purchase Commitments
The Company has commitments for minimum volumes of purchases of batteries under a master supply agreement. Liquidated damages apply if the minimum purchase volumes are not met. The Company expects to meet the minimum committed volumes of purchases. The following presents our future minimum purchase commitments by fiscal year, primarily for batteries, and liquidated damages if the minimum purchase volumes are not met as of September 30, 2021.

in thousands	Purchase Commitments	Liquidated Damages
2022	$730,291	$175,542
2023	1,131,140	136,505
2024	762,318	118,339
2025	112,492	22,498
2026 and thereafter	—	—
Total	$2,736,241	$452,884
Legal Contingencies
From time to time, the Company may be involved in litigation relating to claims that arise out of our operations and businesses and that cover a wide range of matters, including, among others, intellectual property matters, contract and employment claims, personal injury claims, product liability claims and warranty claims. The Company accrues for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. It is reasonably possible that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material. In aggregate, the Company estimates the range of potential losses, where estimable, related to reasonably possible material contingencies to be between $0 million and $5 million.

The following discusses certain potential loss contingencies as of September 30, 2021:

2021 Cargo Loss Incident
On April 28, 2021, the Company was notified of an emergency aboard a vessel carrying Fluence inventory. This incident resulted in damage to a portion of our cargo aboard the vessel. Our best estimate of the net realizable value of the cargo that was destroyed is $13.0 million. In addition to the inventory losses, we have incurred and expect to incur incremental expenses related to the incident, primarily consisting of inspection costs, project cost overruns due to logistical changes, legal fees and fees to dispose of the damaged cargo. We expect insurance proceeds of at least $10.0 million related to non-disputed claims, of which $7.5 million was collected in October 2021 and the remainder is probable of collection.
The Company has notified the marine cargo insurers of the incident and has also notified each affected customer of this event, which under relevant supply contracts, provides the Company an extension of the relevant schedule due to the resulting battery supply delays. We believe this event qualifies as force majeure under the contracts with our customers. However, if the incident ultimately is determined not to constitute a force majeure event, the Company estimates potential liquidated damages exposure of approximately $15.0 million.
2021 Overheating Event at Customer Facility
On September 4, 2021, a 300 MW energy storage facility owned by one of our customers experienced an overheating event. The Company served as the energy storage technology provider and installed the facility, which was completed earlier in fiscal year 2021. No injuries were reported from the incident. The facility has been taken offline as teams from Fluence, our customer, and the battery manufacturer investigate the incident. We are currently not able to estimate the impact, if any, that this incident may have on our reputation or financial results, or on market adoption of our products.
14.Related-Party Transactions
Related parties are represented by Members, their respective subsidiaries and other entities under common control with Members.

Table of Content
Capital Contributions from Members
In June 2021, Siemens made $6.3 million capital contribution in cash to the Company in exchange for certain amendments to the Company’s limited liability company agreement. In January 2020, AES made a $2.5 million capital contribution in cash.
Borrowings from Related Parties
On April 28, 2021, and June 3, 2021, the Company borrowed $25.0 million and $25.0 million from AES Grid Stability, respectively, in the form of one-year subordinated promissory notes, each bearing an annual interest at 2.86%. Both borrowings were paid off in June 2021.
On May 3, 2021, the Company borrowed $25.0 million from Siemens Industry in the form of a one-year subordinated promissory note with an annual interest rate of 2.86%. The borrowing was paid off in June 2021.
On August 11, 2021, the Company borrowed $25.0 million and $25.0 million from AES Grid Stability and Siemens Industry, respectively, in the form of subordinated promissory notes, each bearing an annual interest at 2.86%. Each note was outstanding as of September 30, 2021, and has a maturity date within a year of its issuance.
All related party borrowings were for general working capital needs.

Sales Contracts with Related Parties
The Company signs back-to-back battery-based energy storage product and related service contracts with AES, Siemens and their subsidiaries (collectively referred to as affiliates) in relation to execution of the affiliates’ contracts with external customers and also direct contracts signed with affiliates of the Members. The contract price is similar to the price charged to third-party customers. Revenue from contracts with affiliates is included in revenue from related parties on the Company’s consolidated statements of operations and comprehensive loss.
In addition, The Company purchases material and supplies from its affiliates and records the costs in cost of goods and services on the Company’s consolidated statements of operations and comprehensive loss.
Service Agreements with Affiliates
Fluence Energy, LLC and its affiliates have signed service agreements under which the affiliates provide certain management and administrative services to the Company. The services include but are not limited to, treasury, information technology services, payroll and human resources services, sales and marketing services, and research and development. Cost of services are accrued monthly and included in payables to related parties, and general and administrative sales and marketing or research and development on the Company’s consolidated balance sheets and statements of operations and comprehensive loss, respectively.
Contract Performance Guarantees
Fluence Energy, LLC paid performance guarantee fees to its affiliates in exchange for guaranteeing the Company’s performance obligations in certain contracts with customers. The Company paid guarantee fees to its affiliates under contractual arrangements and the fees are based on parent costs with a markup. The guarantee fees are included in costs of goods and services on the Company’s consolidated statements of operations and comprehensive loss.
The following table presents the components of receivables from related parties and payable to related parties on the Company’s consolidated balance sheets:

in thousands	September 30,
	2021	2020
Accounts receivable	$26,292	$14,216
Unbilled receivables	7,070	38,236
Total receivables from related parties	$33,362	$52,452
Accounts payable	$4,510	$9,461
Deferred revenue	220,122	11,425
Accrued liabilities	3,293	1,578
Total payables and deferred revenue with related parties	$227,925	$22,464
Unbilled receivables represent the excess of revenues recognized over billings to date on sales or service contracts with related parties. Deferred revenue represents the excess billings to date over the amount of revenue recognized to date on sales or service

Table of Content
contracts with related parties. Receivables from related parties and payables and deferred revenue with related parties are unsecured and settlement of these balances occurs in cash. No provision has been made related to the receivables from related parties.
The following table presents the related party transactions that are included the Company’s consolidated statements of operations and comprehensive loss for the periods indicated:

in thousands	Fiscal Year Ended September 30,
	2021	2020	2019
Revenue	$86,711	$159,647	$47,169
Cost of goods and services	(27,673)	(14,399)	(5,603)
Research and development expenses	(356)	(511)	(995)
Sales and marketing expenses	(1,991)	(2,105)	(2,529)
General and administrative expenses	(1,172)	(1,656)	(1,111)
In addition, the Company had purchases from related parties capitalized as assets of $1.5 million, $1.9 million and $1.9 million for the fiscal year ended September 30, 2021, 2020 and 2019, respectively.
15.Employee Benefit Plan
The Company maintains a 401(k) plan covering all eligible U.S. payroll employees. The 401(k) plan provides that eligible employees may make contributions subject to IRS limitations. Under terms of the 401(k) plan, the Company matches an employee’s contributions at a rate of 100% up to 5% of the employee’s annual salary. For the fiscal years ended September 30, 2021, 2020 and 2019, the Company contributed approximately $1.9 million, $0.9 million and $0.6 million to the 401(k) plan, respectively.
16.Unit-Based Compensation
In October 2020, the Company’s Board of Directors approved an equity-based employee deferred compensation scheme. The plan authorizes the Company to issue unit options and phantom units. The Compensation Committee of the Company's Board of Directors determines the types of awards to be granted to individual participants as well as the terms and conditions of the awards. A summary of the unit-based awards granted during the fiscal year ended September 30, 2021 is presented below:
Unit Options
Unit option awards vest with the satisfaction of the following two criteria, assuming both conditions are met within 10 years: (1) a service requirement of three years, and (2) a performance condition, which is the occurrence of a liquidity event such as a change in control or an initial public offering. Unit option awards granted to foreign employees and non-employee directors in certain countries will require cash settlement. The awards which require cash settlement are considered liability awards. The remainder of the options include a contingent cash settlement option outside the control of the holder and as such are considered equity awards.
In April 2021, we granted 12,421,416 class A-1 unit options. The grant date fair value of each option was calculated to be $0.60 on the date of grant using a Black-Scholes option valuation model. The following assumptions were used in the model:

Unit Price (reflects 10% discount for lack of marketability)	$2.20
Volatility	30%
Expected term	6 years
Risk-free Rate	1.14%
Exercise Price	$2.45
The expected volatility is based on the historical volatility of a selected group of guideline publicly traded entities over the most recent period corresponding to the expected life as of the grant date. The risk-free interest rate for periods during the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of valuation.
Subsequent to the April 2021 grants, the Company granted an additional 501,537 unit options. Management is finalizing the valuation of these awards.

Table of Content
The following table presents information concerning the outstanding options granted by the Company:

	Number (Units)	Weighted Average Exercise Price (U.S.Dollars)	Weighted Average Estimated Useful Life (Years)
Outstanding – As of the inception of the Unit Option Plan	—	—	—
Granted	12,922,953	$2.45	6
Forfeited	(478,014)	2.45
Outstanding – As of September 30, 2021	12,444,939	$2.45	6
Exercisable as of September 30, 2021	—	—	—
As of September 30, 2021, the Company has approximately $7.5 million unrecognized compensation expense related to unit options which would be recognized commencing with the period in which the performance condition is deemed probable of achievement. This assumes 1) the fair value of cash-settled awards as of September 30, 2021 is equal to their grant date fair value, as there was no market for our class A-1 shares as of that date, and 2) the grant date fair value of the 501,537 option units granted subsequent to April 2021, for which the valuation is not yet complete, is equal to the grant date fair value of the 12,421,416 option units granted during April 2021.
Phantom Units
During the fiscal year ended September 30, 2021, we granted 2,620,867 class A-1 phantom units to certain employees and non-employees. All units granted vest upon the satisfaction of a performance condition, if the condition is met before the awards’ expiration date. The performance condition is satisfied upon the occurrence of a liquidity event, which is the earlier of either six months after the effective date of a registration statement for our IPO or a change in control. The grant date fair value of the phantom units was $2.20 per unit. Phantom units granted to foreign employees in certain countries will require cash settlement. As such, the awards which require cash settlement are classified as liability awards. The remainder of the phantom units include a contingent cash settlement option outside the control of the holder and as such are classified as equity.
The following table presents information concerning the outstanding phantom units granted by the Company:

	Number (Units)	Weighted Average Exercise Price (U.S.Dollars)	Weighted Average Estimated Useful Life (Years)
Outstanding – As of the inception of the Phantom Unit Plan	—	—	—
Granted	2,620,867	—	2
Forfeited	(399,899)	—
Outstanding – As of September 30, 2021	2,220,968	—	2
Exercisable as of September 30, 2021	—	—	—
As of September 30, 2021, the Company has approximately $4.9 million unrecognized compensation expense related to phantom units, which would be recognized commencing with the period in which the performance condition is deemed probable of achievement. This assumes the fair value of cash-settled awards as of September 30, 2021 is equal to their grant date fair value, as there was no market for our class A-1 shares as of that date.
As of September 30, 2021, the Company determined that the achievement of the performance condition was not probable and therefore, there was no expense recognized for these unit options or phantom units for the year ended September 30, 2021.
17. Mezzanine Equity
On December 27, 2020, the Company entered into a subscription agreement with QFH for the issuance of 18,493,275 Class B units for a total value of $125.0 million. Pursuant to the subscription agreement, QFH has certain rights that may allow it to cause the Company to repurchase the units at fair value for five years from the completion of the transaction under conditions outside of the control of the Company. QFH’s redemption rights are contingent upon the Company not completing a qualified IPO within a specified time period. The Company does not consider QFH’s investment probable of becoming redeemable as it is not probable that the company does not complete a qualified IPO by the end of the IPO notice period, which is defined as nine months after QFH provides notice. QFH cannot provide notice until five years after the effective date of the subscription agreement. This investment was initially recognized at fair value, which approximated the amount of proceeds received, net of issuance costs. At September 30, 2021 the investment is recognized at the carrying value, rather than the redemption value.

Table of Content

18. Collaborative Arrangement
In 2021, the Company executed a development agreement with a service provider to design integrated energy storage products. Under the agreement, the Company makes periodic payments for development activities that will be performed over a three-year period. After development completion, the parties will each hold a license to commercialize certain products developed under the arrangement in exchange for annual royalty payments to the other party. We recorded $3.6 million of expense related to this agreement within “Research and development expense” on the Company’s consolidated statements of operations and comprehensive loss for the year ended September 30, 2021.
19.Subsequent Events
Initial Public Offering and Related Transactions
On November 1, 2021, Fluence Energy, Inc. completed an IPO in which it issued and sold 35,650,000 shares of its Class A common stock at the public offering price of $28.00 per share, which includes the exercise by the underwriters of their option to purchase an additional 4,650,000 shares of the Company’s Class A common stock. The net proceeds from the IPO were $948.0 million, after deducting underwriting discounts and commissions and offering expenses payable by the company.

Fluence Energy, Inc. has consummated the following transactions in connection with the IPO:
•amended and restated the existing limited liability company agreement of Fluence Energy, LLC, which became effective prior to the consummation of the IPO, to, among other things, (1) recapitalize all existing ownership interests in Fluence Energy, LLC into 135,666,665 LLC Interests and (2) appoint Fluence Energy, Inc. as the sole managing member of Fluence Energy, LLC upon its acquisition of LLC Interests;
•amended and restated Fluence Energy, Inc.’s certificate of incorporation to, among other things, provide (1) for Class A common stock, with each share of our Class A common stock entitling its holder to one vote per share on all matters presented to our stockholders generally, (2) for Class B-1 common stock, with each share of our Class B-1 common stock entitling its holder to five votes per share on all matters presented to our stockholders generally, (3) for Class B-2 common stock, with each share of our Class B-2 common stock entitling its holder to one vote per share on all matters presented to our stockholders generally, and that shares of our Class B-1 and Class B-2 common stock may only be held by the Founders and their respective permitted transferees;
•acquired, by means of one or more mergers, the Blocker Company and issued to the Blocker Shareholder 18,493,275 shares of our Class A common stock as consideration in the Blocker Mergers;
•issued 117,173,390 shares of our Class B-1 common stock to the Founders, which is equal to the number of LLC Interests held by such Founders, for nominal consideration;
•used the net proceeds from the IPO to purchase 35,650,000 newly issued LLC Interests directly from Fluence Energy, LLC at a price per unit equal to the initial public offering price per share of Class A common stock in the IPO less the underwriting discount and estimated offering expenses payable by us;
•Fluence Energy, LLC used the net proceeds from the sale of LLC Interests to Fluence Energy, Inc. to repay all outstanding borrowings under our existing Line of Credit and the Promissory Notes, and the remainder for working capital and other general corporate purposes;
•Fluence Energy, Inc. and the Continuing Equity Owner have entered into (1) the Stockholders Agreement and the (2) the Registration Rights Agreement, and Fluence Energy, Inc., Fluence Energy, LLC, and the Founders entered into the Tax Receivable Agreement.
Immediately following the consummation of the aforementioned transactions:
•Fluence Energy, Inc. became a holding company and its principal asset consists of LLC Interests it purchases directly from Fluence Energy, LLC and acquires indirectly from the Blocker Shareholder;
•Fluence Energy, Inc. became the sole managing member of Fluence Energy, LLC and controls the business and affairs of Fluence Energy, LLC and its direct and indirect subsidiaries;
•Fluence Energy, Inc. owns, directly or indirectly, 54,143,275 LLC Interests, representing approximately 31.6% of the economic interest in Fluence Energy, LLC;

Table of Content
•the Founders own (1) 117,173,390 LLC Interests, representing approximately 68.4% of the economic interest in Fluence Energy, LLC and (2) 117,173,390 shares of Class B-1 common stock of Fluence Energy, Inc., representing approximately 91.5% of the combined voting power of all of Fluence Energy, Inc.’s common stock;
•the Blocker Shareholder owns (1) 18,493,275 shares of Class A common stock of Fluence Energy, Inc., representing approximately 2.9% of the combined voting power of all of Fluence Energy, Inc.’s common stock and approximately 34.2% of the economic interest in Fluence Energy, Inc., (2) directly and indirectly through Fluence Energy, Inc.’s ownership of LLC Interests, approximately 10.8% of the economic interest in Fluence Energy, LLC;
•the investors in our IPO own (1) 35,650,000 shares of Class A common stock of Fluence Energy, Inc., representing approximately 5.6% of the combined voting power of all of Fluence Energy, Inc.’s common stock and approximately 65.8% of the economic interest in Fluence Energy, Inc., and (2) through Fluence Energy, Inc.’s ownership of LLC Interests, indirectly hold approximately 20.8% of the economic interest in Fluence Energy, LLC; and
•Fluence Energy, Inc. has 23,988,372 shares of Class A common stock reserved for issuance pursuant to awards under our incentive compensation plans.

Tax Receivable Agreement
In October, 2021, in connection with the Transactions and IPO, Fluence Energy, Inc. entered a Tax Receivable Agreement with Fluence Energy, LLC and the Founders, which obligates Fluence Energy, Inc. to make payment to the Founders of 85% of the amount of tax benefits that Fluence Energy, Inc. actually realizes (or in some circumstances is deemed to realize) as a result of (1) increases in our proportionate share of the tax basis of the assets of Fluence Energy, LLC and its subsidiaries resulting from future redemptions or exchanges (or deemed exchanges in certain circumstances) of LLC Interests by the Founders for Class A common stock or cash from the sale of newly issued shares of Class A common stock and certain distributions by Fluence Energy, LLC; and (2) certain additional tax benefits arising from payments made under the Tax Receivable Agreement.

Equity-Based Compensation
Fluence Energy, Inc. has adopted the 2021 Incentive Award Plan in connection with the IPO in order to facilitate the grant of cash and equity incentives to directors, employees (including our named executive officers) and consultants of the company and certain of its affiliates and to enable the company to obtain and retain services of these individuals, which we believe is essential to our long-term success. At inception, there were 9,500,000 shares of Class A common stock available for issuance under the 2021 Incentive Award Plan. No more than 9,500,000 shares of common stock may be issued upon the exercise of incentive stock options under the 2021 Plan. Shares issued under the 2021 Plan may be authorized but unissued shares, shares purchased in the open market or treasury shares. Subsequent to September 30, 2021, the Company issued 669,098 restricted stock units under the 2021 Incentive Award Plan.

In October 2021, the Board of Directors issued resolutions to amend certain previously granted equity awards. These amendments will be treated as award modifications under ASC 718 Compensation – Stock Compensation in fiscal year 2022.

•In relation to awards previously granted to the Company’s former CEO, who served as a director of the Company through the date of the IPO, 1) accelerate to the IPO date the vesting of 102,082 phantom units that otherwise would have vested on the six-month anniversary of the consummation of the IPO, and 2) accelerate to the IPO date the vesting of 112,439 unit options that would have otherwise vested on April 2, 2022 assuming continued service. The resolution stipulates that the awards subject to accelerated vesting shall be settled fully in cash, using the IPO price to calculate the settlement value. All other equity awards previously granted to this individual were concurrently cancelled.

•Amend the vesting terms of 893,589 phantom unit awards previously granted to the Company’s executive officers, which had been scheduled to fully vest on the six-month anniversary of the consummation of the IPO, such that 1/3 of the awards vest on the six-month anniversary of the consummation of the IPO, 1/3 on the eighteen-month anniversary, and 1/3 on the thirty-month anniversary, assuming continued service through each vesting date.
Revolving Credit Facility
We entered into a revolving credit facility (the “Revolver”), dated November 1, 2021, by and among Fluence Energy, LLC, as the borrower, Fluence Energy, Inc., as a parent guarantor, the subsidiary guarantors party thereto, the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent and collateral agent. The Revolver is secured by a (i) first priority pledge of the equity securities of Fluence Energy, LLC and its subsidiaries and (ii) first priority security interests in, and mortgages on, substantially all tangible and intangible personal property and material fee-owned real property of Fluence Energy, LLC, the parent guarantor and each subsidiary guarantor party thereto, in each case, subject to customary exceptions and limitations. The initial aggregate amount of commitments is $190.0 million from the lenders party including JP Morgan Chase Bank, N.A., Morgan Stanley Senior Funding, Inc., Bank of America, N.A., Barclays Bank PLC, and five other banks. The maturity date of the Revolver is November 1, 2025.

Table of Content
The interest rate is either (i) the Adjusted LIBOR or Adjusted EURIBO Rate (each as defined in the Revolver) plus 3.0 % or (ii) the Alternate Base Rate (as defined in the Revolver) plus 2.0% (subject to customary LIBOR replacement provisions and alternative benchmark rates including customary spread adjustments with respect to borrowings in foreign currency), at the option of Fluence Energy, LLC. Fluence Energy, LLC is required to pay to the lenders a commitment fee of 0.55 % per annum on the average daily unused portion of the revolving commitments through maturity, which will be the four-year anniversary of the closing date of the Revolver. The Revolver also provides for up to $190.0 million in letter of credit issuances, which will require customary issuance and administration fees, as well as a fronting fee payable to each issuer thereof and a letter of credit participation fee of 2.75 % per annum payable to the lenders.
The Revolver contains covenants that, among other things, will restrict our ability to incur additional indebtedness; incur liens; sell, transfer, or dispose of property and assets; make investments or acquisitions; make dividends, distributions or other restricted payments; and engage in affiliate transactions. The Revolver limits our ability to make certain payments, including dividends and distributions on Fluence Energy, LLC’s equity, Fluence Energy, Inc.’s equity and other restricted payments. In addition, we are required to maintain (i) minimum liquidity and gross revenue requirements, in each case, until consolidated EBITDA reaches $150.0 million for the most recent four fiscal quarters and we make an election, and (ii) thereafter, a maximum total leverage ratio and a minimum interest coverage ratio. Such covenants will be tested on a quarterly basis.

Table of Content

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to provide reasonable assurance of achieving the objective that information in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified and pursuant to the requirements of the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As required by SEC Rule 13a-15(b), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2021, the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, and as a result of the material weaknesses described below, management concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective at the reasonable assurance level.
Material Weaknesses and Remediation Measures
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.
As of September 30, 2021, a material weakness in the internal control over revenue recognition process has not been remediated. The design and implementation of controls did not sufficiently interpret ASC 606 and its application to in-transit, uninstalled or delivered equipment, as well as liquidated damages. We are in the process of remediating the material weakness which includes, without limitation, i) hiring additional experienced accounting, financial reporting and internal control personnel, ii) implementing controls to enhance our review of significant accounting transactions and other new technical accounting and financial reporting issues and preparing and reviewing accounting memoranda addressing these issues, and iii) implementing controls to enable an effective and timely review of account analyses and account reconciliations. We have recently hired additional resources, and we have engaged with a third-party consulting firm to assist us with our formal internal control plan and provide staff augmentation.
We believe we are making progress toward achieving the effectiveness of our internal control over financial reporting and disclosure controls and procedures. The actions that we are taking are subject to ongoing senior management review, as well as Audit Committee oversight. We will not be able to conclude whether the steps we are taking will fully remediate these material weaknesses in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness. We may also conclude that additional measures may be required to remediate the material weaknesses in our internal control over financial reporting, which may necessitate additional implementation and evaluation time. We will continue to assess the effectiveness of our internal control over financial reporting and take steps to remediate the known material weaknesses expeditiously.
Management’s Report on Internal Control over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or an attestation report of our independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies. Additionally, our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.
Changes in Internal Control over Financial Reporting
We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting. Other than the changes to our internal control over financial reporting described in “Material Weakness and Remediation Measures” above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Content

ITEM 9B. OTHER INFORMATION
None.

Table of Content
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2021 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended September 30, 2021.
Code of Business Conduct and Ethics
Our board of directors has adopted a code of business conduct and ethics that applies to our directors, officers, and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code is posted on our website, https://fluenceenergy.com. In addition, we intend to post on our website all disclosures that are required by law or Nasdaq rules concerning any amendments to, or waivers from, any provision of the code. We are not including this or any other information on our website as a part of, nor incorporating it by reference into, this Annual Report on Form 10-K or any of our other SEC filings.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2021 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended September 30, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item, including Securities Authorized for Issuance Under Equity Plans, is incorporated by reference to our Proxy Statement relating to our 2021 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended September 30, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2021 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended September 30, 2021.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2021 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended September 30, 2021.

Table of Content
PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES
1.The list of consolidated financial statements and related notes, together with the report of Ernst & Young LLP, appear in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K and are hereby incorporated by reference.
2.Financial statement schedules have been omitted because they are not applicable, not material or the required information is otherwise included.
3.The exhibits listed in the following Index to Exhibits are filed or incorporated by reference as part of this Annual Report

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Fluence Energy, Inc.	8-K	001-40978	3.1	November 3, 2021
3.2	Amended and Restated Bylaws of Fluence Energy, Inc.	8-K	001-40978	3.2	November 3, 2021
4.1	Specimen Stock Certificate evidencing the shares of Class A common stock	S-1/A	333-259839	4.1	October 19, 2021
4.2*	Description of Registered Securities
10.1	Third Amended and Restated LLC Agreement of Fluence Energy, LLC, dated as of October 27, 2021	8-K	001-40978	10.1	November 3, 2021
10.2	Tax Receivable Agreement, dated as of November 1, 2021, by and among Fluence Energy, Inc. and the TRA Parties	8-K	001-40978	10.2	November 3, 2021
10.3	Registration Rights Agreement, dated November 1, 2021, by and among Fluence Energy, Inc. and the Original Equity Owners	8-K	001-40978	10.3	November 3, 2021
10.4	Stockholders Agreement, dated October 27, 2021, by and among Fluence Energy, Inc., Fluence Energy, LLC and the Stockholders	8-K	001-40978	10.4	November 3, 2021
10.5†	2021 Incentive Award Plan	S-1/A	333-259839	10.5	October 19, 2021
10.6.1†	Form Restricted Stock Unit Award Agreement (Employee)	S-1/A	333-259839	10.6.1	October 19, 2021
10.6.2†	Form Restricted Stock Unit Award Agreement (Director)	S-1/A	333-259839	10.6.2	October 19, 2021
10.7†	2020 Unit Option Plan and Form Unit Option Award Agreement	S-1	333-259839	10.7	September 28, 2021
10.8†	Phantom Equity Incentive Plan and Form Phantom Unit Agreement	S-1	333-259839	10.8	September 28, 2021
10.9†	Phantom Cancellation Letter, dated September 23, 2021, with Manuel Perez Dubuc	S-1	333-259839	10.9	September 28, 2021
10.10†	Offer Letter, dated October 27, 2017, with Dennis Fehr	S-1	333-259839	10.10	September 28, 2021
10.11†	Offer Letter, dated May 12, 2020, with Rebecca Boll	S-1	333-259839	10.11	September 28, 2021
10.12 †	Non-Employee Independent Director Compensation Policy	S-1/A	333-259839	10.12	October 19, 2021
10.13	Form of Indemnification Agreement	S-1/A	333-259839	10.13	October 19, 2021
10.14*
Revolving Credit Agreement, dated, November 1, 2021, by and among Fluence Energy, LLC, as the borrower, Fluence Energy, Inc., as a parent guarantor, the subsidiary guarantors party thereto, the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent and collateral agent.

10.15	Amended and Restated Credit Support and Reimbursement Agreement, dated June 9, 2021, by and among Fluence Energy, LLC, The AES Corporation and Siemens Industry, Inc.	S-1	333-259839	10.15	September 28, 2021
10.16	Assignment of Rights, dated April 6, 2021, by and among Siemens Aktiengesellschaft and Fluence Energy, LLC.	S-1	333-259839	10.16	September 28, 2021
10.17	Amended and Restated Siemens License Agreement, dated June 9, 2021, by and among Fluence Energy, LLC and Siemens Aktiengesellschaft.	S-1/A	333-259839	10.17	October 19, 2021
10.18	Amended and Restated Siemens Industry License Agreement, by and among and Siemens Industry, Inc. and Fluence Energy, LLC.	S-1/A	333-259839	10.18	October 19, 2021
10.19	Intellectual Property Assignment, dated September 9, 2021, amongst the AES Corporation and Fluence Energy, LLC.	S-1/A	333-259839	10.19	October 19, 2021

Table of Content

Incorporated by Reference
10.20	License Agreement, dated September 9, 2021, by and between Fluence Energy, LLC and The AES Corporation.	S-1/A	333-259839	10.20	October 19, 2021
10.21*	Amended and Restated Equipment and Services Purchase Agreement, dated October 27, 2021, by and among Siemens Industry, Inc. and Fluence Energy, LLC.
10.22*	Amended and Restated Storage Core Frame Purchase Agreement, dated October 27, 2021, by and among AES Grid Stability, LLC and Fluence Energy, LLC.
10.23*	Amended and Restated Storage Core Frame Purchase Agreement, dated October 27, 2021, by and among Siemens Industry, Inc. and Fluence Energy, LLC.
10.24*	Amended and Restated Trademark Agreement, dated October 27, 2021, by and among Fluence Energy, LLC and AES Grid Stability, LLC.
10.25*	Amended and Restated Trademark Agreement, dated October 27, 2021, by and among Fluence Energy, LLC and Siemens Industry, Inc.
10.26*	Amended and Restated Master Sales Cooperation Agreement, dated October 27, 2021, by and among Fluence Energy, LLC and Siemens Industry, Inc.
10.27*	Amended and Restated AES Cooperation Agreement, dated October 27, 2021, by and among Fluence Energy, LLC and AES Grid Stability, LLC.
10.28	Promissory Note, dated August 11, 2021, issued to Siemens Industry, Inc.	S-1	333-259839	10.28	September 28, 2021
10.29	Promissory Note, dated August 11, 2021, issued to AES Grid Stability, LLC.	S-1	333-259839	10.29	September 28, 2021
10.30	Global Paying Services Agreement between Fluence Energy, LLC as the borrower, and Citibank, N.A.	S-1/A	333-259839	10.30	October 19, 2021
21.1*	List of Subsidiaries of Fluence Energy, Inc.
23.1*	Consent of Ernst & Young LLP
31.1*
Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*
Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
† Indicates a management or compensatory plan or arrangement.
* Filed herewith.
** This certification is being furnished solely to accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Table of Content

ITEM 16. FORM 10-K SUMMARY

Not applicable

Table of Content
SIGNATURES
Pursuant to the requirements of the Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 14, 2021

Fluence Energy, Inc.
By:	/s/ Manuel Perez Dubuc
Manuel Perez Dubuc Chief Executive Officer
Pursuant to the requirements of the Securities Act of 1934, this Annual report on Form 10-K has been signed by the following persons on behalf of the registrant in the capacities set forth opposite their names and on the date indicated.

Signature	Title	Date
/s/ Manuel Perez Dubuc	Chief Executive Officer and Director (Principal Executive Officer)	December 14, 2021
Manuel Perez Dubuc
/s/ Dennis Fehr	Chief Financial Officer (Principal Financial Officer)	December 14, 2021
Dennis Fehr
/s/ Amrita Chatterjee	Corporate Controller (Principal Accounting Officer)	December 14, 2021
Amrita Chatterjee

/s/ Julian Nebreda	Director	December 14, 2021
Julian Nebreda

/s/ Lisa Krueger	Director	December 14, 2021
Lisa Krueger

/s/ Barbara Humpton	Director	December 14, 2021
Barbara Humpton

/s/ Emma Falck	Director	December 14, 2021
Emma Falck

/s/ Axel Meier	Director	December 14, 2021
Axel Meier

/s/ Chris Shelton	Director	December 14, 2021
Chris Shelton

/s/ Simon Smith	Director	December 14, 2021
Simon Smith

/s/ Elizabeth Fessenden	Director	December 14, 2021
Elizabeth Fessenden

/s/ Cynthia Arnold	Director	December 14, 2021
Cynthia Arnold

/s/ Herman Bulls	Director	December 14, 2021
Herman Bulls

/s/ Harald von Heynitz	Director	December 14, 2021
Harald von Heynitz