Form 10-Q
period 2021-12-31
Fluence Energy, Inc.
filed 2022-02-11
CIK 1868941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-40978
Fluence Energy, Inc.
(Exact name of registrant as specified in its charter)

Delaware	87-1304612
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4601 Fairfax Drive, Suite 600 Arlington, Virginia	22203
(Address of Principal Executive Offices)	(Zip Code)
(833)358-3623
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.00001 par value	FLNC	The Nasdaq Global Select Market
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of February 9, 2022, the registrant had 54,143,275 shares of Class A common stock outstanding and 117,173,390 shares of Class B-1 common stock outstanding.

Part I - Financial Information
Item 1. Financial Statements
FLUENCE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(U.S. Dollars in Thousands, except share and per share amounts)

	December 31, 2021	September 30, 2021
Assets
Current assets:
Cash and cash equivalents	$632,143	$36,829
Trade receivables, net of allowances ($88 and $90 at December 31 and September 30, 2021, respectively)	56,136	46,664
Unbilled receivables	86,933	101,975
Receivables from related parties	48,388	33,362
Advances to suppliers	40,586	9,741
Inventory, net	442,356	389,787
Other current assets	74,793	43,157
Total current assets	1,381,335	661,515
Non-current assets:
Property and equipment, net	8,567	8,206
Intangible assets, net	35,145	36,057
Goodwill	9,167	9,176
Deferred income tax asset	1,184	1,184
Other non-current assets	47,256	1,537
Total non-current assets	101,319	56,160
Total assets	$1,482,654	$717,675
Liabilities, Stockholders’ Equity, Members’ Deficit, and Mezzanine Equity
Current liabilities:
Accounts payable	$92,802	$158,366
Deferred revenue	145,765	71,365
Borrowing from line of credit	—	50,000
Borrowing from related parties	—	50,000
Personnel related liabilities	22,990	12,861
Accruals and provisions	214,838	186,143
Payables and deferred revenue with related parties	206,021	227,925
Taxes payable	17,764	12,892
Other current liabilities	2,175	1,941
Total current liabilities	702,355	771,493
Non-current liabilities:
Personnel related liabilities	1,859	1,607
Accruals and provisions	340	774
Total non-current liabilities	2,199	2,381
Total liabilities	704,554	773,874
Commitments and contingencies (Note 12)
Mezzanine equity (0 and 18,493,275 units issued and outstanding as of December 31, 2021 and September 30, 2021, respectively)	—	117,235
Stockholders’ Equity / Members’ Deficit
Members’ capital contributions		106,152
Preferred stock, $0.00001 per share, 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2021.	—	—
Class A common stock, $0.00001 par value per share, 1,200,000,000 shares authorized; 54,143,275 shares issued and outstanding as of December 31, 2021.	—	—
Class B-1 common stock, $0.00001 par value per share, 300,000,000 shares authorized; 117,173,390 shares issued and outstanding as of December 31, 2021	1	—
Class B-2 common stock, $0.00001 par value per share, 300,000,000 shares authorized; no shares issued and outstanding as of December 31, 2021	—	—
Additional paid-in capital	281,347	—
Accumulated other comprehensive income (loss)	4	(285)
Accumulated deficit	(28,805)	(279,301)
Total stockholders’ equity attributable to Fluence Energy, Inc./ Members’ deficit	252,547	(173,434)
Non-controlling interests	525,553	—
Total stockholders’ equity and members’ deficit	778,100	(173,434)
Total liabilities, stockholders’ equity, members’ deficit, and mezzanine equity	$1,482,654	$717,675
The accompanying notes are an integral part of these statements

FLUENCE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS (UNAUDITED)
(U.S. Dollars in Thousands, except share and per share amounts)

	Three Months Ended December 31,
	2021	2020
Revenue	$27,054	$97,828
Revenue from related parties	147,833	18,405
Total revenue	174,887	116,233
Cost of goods and services	228,036	111,434
Gross (loss) profit	(53,149)	4,799
Operating expenses:
Research and development	10,758	4,144
Sales and marketing	13,059	4,741
General and administrative	31,201	6,722
Depreciation and amortization	1,427	1,070
Interest expense	682	89
Other income (expense), net	(826)	156
Loss before income taxes	(111,102)	(11,811)
Income tax expense	358	685
Net loss	(111,460)	(12,496)
Net loss attributable to non-controlling interests	(82,655)	$(12,496)
Net loss attributable to Fluence Energy, Inc.	$(28,805)	n/a

Weighted average number of Class A common shares outstanding:
Basic and diluted	54,143,275	n/a
Loss per share of Class A common stock
Basic and diluted	$(0.53)	n/a

Foreign currency translation gain (loss), net of income tax (expense) benefit of $0 in each period	$299	$(851)
Total other comprehensive income (loss)	299	(851)
Total comprehensive loss	(111,161)	(13,347)
Comprehensive loss attributable to non-controlling interest	(82,570)	$(13,347)
Total comprehensive loss attributable to Fluence Energy, Inc.	$(28,591)	n/a

The accompanying notes are an integral part of these statements

FLUENCE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY, MEMBERS’
DEFICIT, AND MEZZANINE EQUITY (UNAUDITED)
(U.S. Dollars in Thousands, except share/unit amounts)

	Mezzanine Equity	Members’ capital contributions	Class A Common Stock		Class B-1 Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Non-Controlling interest	Total stockholders’ equity and members’ deficit
			Shares	Amount	Shares	Amount
Balance at September 30, 2021	$117,235	$106,152	—	$—	—	$—	$—	$(279,301)	$(285)	$—	$(173,434)
Net loss prior to the Transactions	—	—	—	—	—	—	—	—	—	(20,317)	(20,317)
Other comprehensive gain prior to the Transactions, net of income tax expense of $0	—	—	—	—	—	—	—	—	175	—	175
Effect of the Organizational Transactions	(117,235)	(106,152)	18,493,275	—	117,173,390	1	(24,091)	279,301	75	(31,899)	117,235
Issuance of Class A Common stock in IPO, net of issuance costs	—	—	35,650,000	—	—	—	295,740	—	—	640,022	935,762
Net loss subsequent to the transactions	—	—	—	—	—	—	—	(28,805)	—	(62,338)	(91,143)
Activity under stock compensation plan	—	—	—	—	—	—	9,698	—	—	—	9,698
Other comprehensive gain subsequent to the Transactions, net of income tax expense of $0	—	—	—	—	—	—	—	—	39	85	124
Balance at December 31, 2021	$—	$—	54,143,275	$—	117,173,390	$1	$281,347	$(28,805)	$4	$525,553	$778,100

	Limited Members’ Capital		Accumulated Other Comprehensive (Loss) Income	Deficit	Total Members’ Deficit
	Units	Amount
Balance at September 30, 2020	7,920,000	$99,872	$201	$(117,298)	$(17,225)
Net loss	—	—	—	(12,496)	(12,496)
Other comprehensive loss, net of income tax benefit of $0	—	—	(851)	—	(851)
Balance at December 31, 2020	7,920,000	$99,872	$(650)	$(129,794)	$(30,572)
The accompanying notes are an integral part of these statements

FLUENCE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(U.S. Dollars in Thousands)

	Three Months Ended December 31,
	2021	2020
Operating activities
Net loss	$(111,460)	$(12,496)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,427	1,070
Amortization of debt issuance costs	137	—
Inventory provision	3,517	—
Stock based compensation expense	24,877	—
Provision (benefit) on loss contracts	5,668	(1,399)
Changes in operating assets and liabilities:
Trade receivables	(9,472)	4,094
Unbilled receivables	15,042	(21,961)
Receivables from related parties	(15,026)	(13,857)
Advances to suppliers	(30,845)	(5,219)
Inventory	(56,086)	(141,213)
Other current assets	(134)	(718)
Other non-current assets	(35,371)	(15)
Accounts payable	(59,244)	(27,353)
Payables and deferred revenue with related parties	(21,904)	26,727
Deferred revenue	74,400	30,609
Current accruals and provisions	23,027	110,491
Taxes payable	4,872	(3,340)
Other current liabilities	(4,794)	(3,935)
Other non-current liabilities	(182)	207
Net cash used in operating activities	(191,551)	(58,308)
Investing activities
Cash paid for business acquisition	—	(18,000)
Purchase of property and equipment	(870)	(1,055)
Net cash used in investing activities	(870)	(19,055)
Financing activities
Proceeds from issuance of Class A common stock sold in the IPO, net of underwriting discounts	947,991	—
Payment of IPO costs	(5,465)	—
Payment of transaction cost related to issuance of membership units	(6,320)	—
Payment of debt issuance costs	(2,719)	—
Repayment of promissory notes – related parties	(50,000)	—
Borrowing from line of credit	—	22,000
Repayment to line of credit	(50,000)	—
Net cash provided by financing activities	833,487	22,000
Effect of exchange rate changes on cash and cash equivalents	280	(868)
Net increase (decrease) in cash and cash equivalents	641,346	(56,231)
Cash, cash equivalents, and restricted cash as of the beginning of the period	38,069	95,051
Cash, cash equivalents, and restricted cash as of the end of the period	$679,415	$38,820
Supplemental Cash Flows Information:
Interest Paid	$503	$—
Cash paid for income taxes	$9	$178
Non-cash financing activities
Reclassification of deferred offering costs to additional paid-in capital	$6,764	$—
IPO costs included in accounts payable	$4,865	$—
The accompanying notes are an integral part of these statements

FLUENCE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.    Organization and Operations
Fluence Energy, Inc., a Delaware corporation (“the Company”), was formed on June 21, 2021. We conduct our business operations through Fluence Energy, LLC and its direct and indirect subsidiaries. Fluence Energy, LLC was formed on June 30, 2017 as a joint venture between Siemens Industry, Inc. (“Siemens Industry”), an indirect subsidiary of Siemens AG (“Siemens”), and AES Grid Stability, LLC (“AES Grid Stability”), an indirect subsidiary of the AES Corporation (“AES”), and commenced operations on January 1, 2018. We refer to Siemens Industry and AES Grid Stability as the “Founders” in this Quarterly Report on Form 10-Q (this “Report”)
Fluence Energy LLC, with its wholly owned subsidiaries including Fluence Energy GmbH in Germany, Fluence Energy Pty Ltd. in Australia, Fluence Energy Inc. in the Philippines, Fluence Energy Global Production Operation, LLC in Delaware, Fluence Energy Singapore PTE. Ltd. in Singapore, and Fluence BESS India Private Limited, is primarily engaged in the construction and sale of battery-based energy storage products and provides related operational services. Except where the content clearly indicates otherwise, “Fluence,” “we,” “us,” “our” or the “Company” refers to Fluence Energy, Inc. and its wholly owned subsidiaries.
The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer. The Company’s CODM reviews financial information on a condensed consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, the Company has determined that it operates in one operating segment, which corresponds to one reportable segment.
QFH’s Investment on Fluence Energy, LLC
On December 27, 2020, Fluence Energy, LLC entered into an agreement with QIA Florence Holdings LLC (“QFH” or the “Blocker Company”) for a $125.0 million investment. QFH was issued 18,493,275 Class B units of Fluence Energy, LLC. QFH is an affiliate of the Qatar Investment Authority (“QIA”), the sovereign wealth fund of Qatar, and its subsidiaries and affiliates. At September 30, 2021, the investment was recognized at carrying value within mezzanine equity on the consolidated balance sheets. As discussed below under “Initial Public Offering and Related Transactions,” during the three months ended December 31, 2021, QFH elected to convert their Class B units, which is a conversion available to all of the holders of Fluence Energy, LLC Class A and Class B units. Accordingly, as of December 31, 2021, no mezzanine equity is recorded on the condensed consolidated balance sheets.
Initial Public Offering and Related Transactions
On November 1, 2021, the Company completed an initial public offering (the “IPO”) in which it issued and sold 35,650,000 shares of its Class A common stock, par value $0.00001 per share, at the public offering price of $28.00 per share, which includes the exercise by the underwriters of their option to purchase an additional 4,650,000 shares of the Company’s Class A common stock. The net proceeds to the Company from the IPO were $935.8 million, after deducting underwriting discounts and offering expenses payable by the Company.
We consummated the following transactions (the “Organizational Transactions”) in connection with the IPO (collectively with the IPO, the “Transactions”):
•we amended and restated the existing limited liability company agreement of Fluence Energy, LLC, which became effective prior to the consummation of the IPO, to, among other things, (1) recapitalize all existing ownership interests in Fluence Energy, LLC into 135,666,665 LLC Interests and (2) appoint Fluence Energy, Inc. as the sole managing member of Fluence Energy, LLC upon its acquisition of LLC Interests;
•we amended and restated Fluence Energy, Inc.’s certificate of incorporation to, among other things, provide (1) for Class A common stock, with each share of our Class A common stock entitling its holder to one vote per share on all matters presented to our stockholders generally, (2) for Class B-1 common stock, with each share of our Class B-1 common stock entitling its holder to five votes per share on all matters presented to our stockholders generally, (3) for Class B-2 common stock, with each share of our Class B-2 common stock entitling its holder to one vote per share on all matters presented to our stockholders generally, and that shares of our Class B-1 and Class B-2 common stock may only be held by the Founders and their respective permitted transferees;

•we acquired, by means of one or more mergers (the “Blocker Mergers”), the Blocker Company and issued to its owner, Qatar Holding LLC (the “Blocker Shareholder”), 18,493,275 shares of our Class A common stock as consideration in the Blocker Mergers;
•we issued 117,173,390 shares of our Class B-1 common stock to the Founders, which is equal to the number of LLC Interests held by such Founders, for nominal consideration;
•we used the net proceeds from the IPO to purchase 35,650,000 newly issued LLC Interests directly from Fluence Energy, LLC at a price per unit equal to the initial public offering price per share of Class A common stock in the IPO less the underwriting discount and estimated offering expenses payable by us;
•Fluence Energy, LLC used the net proceeds from the sale of LLC Interests to Fluence Energy, Inc. to repay all outstanding borrowings under our existing Line of Credit and the Promissory Notes (each as defined in Note 10 -    Short-term Borrowing );
•AES Grid Stability, Siemens Industry, and the Blockers Shareholder (collectively, the “Continuing Equity Owners”) and Fluence Energy, Inc. have entered into the Stockholders Agreement and the Registration Rights Agreement. Fluence Energy, Inc., Fluence Energy, LLC, and the Founders entered into a tax receivable agreement (the “Tax Receivable Agreement”).
Immediately following the consummation of the Transactions:
•Fluence Energy, Inc. became a holding company and its principal asset consists of LLC Interests it purchases directly from Fluence Energy, LLC and acquired indirectly from the Blocker Shareholder;
•Fluence Energy, Inc. became the sole managing member of Fluence Energy, LLC and controls the business and affairs of Fluence Energy, LLC and its direct and indirect subsidiaries;
•Fluence Energy, Inc. owns, directly or indirectly, 54,143,275 LLC Interests, representing approximately 31.6% of the economic interest in Fluence Energy, LLC;
•the Founders own (1) 117,173,390 LLC Interests, representing approximately 68.4% of the economic interest in Fluence Energy, LLC and (2) 117,173,390 shares of Class B-1 common stock of Fluence Energy, Inc., representing approximately 91.5% of the combined voting power of all of Fluence Energy, Inc.’s common stock;
•the Blocker Shareholder owns (1) 18,493,275 shares of Class A common stock of Fluence Energy, Inc., representing approximately 2.9% of the combined voting power of all of Fluence Energy, Inc.’s common stock and approximately 34.2% of the economic interest in Fluence Energy, Inc., (2) directly and indirectly through Fluence Energy, Inc.’s ownership of LLC Interests, approximately 10.8% of the economic interest in Fluence Energy, LLC;
•the investors in our IPO own (1) 35,650,000 shares of Class A common stock of Fluence Energy, Inc., representing approximately 5.6% of the combined voting power of all of Fluence Energy, Inc.’s common stock and approximately 65.8% of the economic interest in Fluence Energy, Inc., and (2) through Fluence Energy, Inc.’s ownership of LLC Interests, indirectly hold approximately 20.8% of the economic interest in Fluence Energy, LLC; and
•we have 23,988,372 shares of Class A common stock reserved for issuance pursuant to awards under our incentive compensation plans.
2.    Summary of Significant Accounting Policies and Estimates
Principles of Accounting and Consolidation
As the sole managing member of Fluence Energy, LLC, Fluence Energy, Inc. operates and controls all the business and affairs of Fluence Energy, LLC and, through Fluence Energy, LLC and its direct and indirect subsidiaries, conducts the Company’s business. Fluence Energy, LLC is a variable interest entity, of which the Company beneficially owns a 31.6% interest as of December 31, 2021. For accounting purposes, Fluence Energy, Inc. is considered the primary beneficiary and therefore consolidates the results of Fluence Energy, LLC. Prior to the IPO, Fluence Energy, Inc. had no operations and had no asset or liabilities. Accordingly, financial results, balances, and other information included herein for periods prior to the IPO are reflective of Fluence Energy, LLC.

The accompanying condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and under the rules of the Securities and Exchange Commission (SEC). The accompanying condensed consolidated financial statements include the accounts of Fluence Energy Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Non-controlling Interest
The non-controlling interest on the condensed consolidated statement of operations and comprehensive loss represents the portion of earnings or loss attributable to the economic interest in Fluence Energy, LLC, held by the Founders. For the three months ended December 31, 2021, the net loss of Fluence Energy, LLC prior to the date of the Transactions has been attributed to the non-controlling interest, and the net loss of Fluence Energy, LLC subsequent to the date of the Transactions has been allocated between Fluence Energy, Inc. and the non-controlling interest based on the respective ownership percentages of Fluence Energy, LLC held by Fluence Energy, Inc. and the Founders. Non-controlling interest on the condensed consolidated balance sheet represents the portion of net assets of the Company attributable to the Founders, based on the portion of the LLC Interests owned by such shareholders. As of December 31, 2021, the non-controlling interest was 68.4%.
Unaudited Interim Financial Information
The accompanying condensed consolidated financial statements as of December 31, 2021, and for the three months ended December 31, 2021 and 2020 are unaudited. These financial statements should be read in conjunction with the Company’s audited financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2021 (“ 2021 Annual Report”). In our opinion, they reflect all adjustments, including normal recurring items, that are necessary for the fair statement of the Company’s financial position as of December 31, 2021 and the results of its operations and its cash flows for the three months ended December 31, 2021 and 2020. The financial data and other information disclosed in these notes related to the three months ended December 31, 2021 and 2020 are also unaudited. The results for the three months ended December 31, 2021 and 2020 are not necessarily indicative of results for the full year ending September 30, 2022 and 2021, any other interim periods, or any future year or period. The balance sheet as of September 30, 2021 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the interim financial statements.
For a complete description of our significant accounting policies, refer to Note 2-Summary of Significant Accounting Policies and Estimates on our 2021 Annual Report. We include herein certain updates to those policies.
Reclassification
Certain prior year amounts have been reclassified from “Cost of goods and services” to “Sales and marketing” and “General and administrative” to conform to current period presentation on the condensed consolidated statements of operations and comprehensive loss.
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents include cash on-hand and highly liquid investments readily convertible to cash, with an original maturity of 90 days or less when purchased.
Cash restricted for use as a result of financing or other obligations is classified separately as restricted cash in “Other current assets” and “Other non-current assets” on the Company’s condensed consolidated balance sheets.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash as shown in the Company’s condensed consolidated statements of cash flows:

	December 31,
in thousands	2021	2020
Cash and cash equivalents	$632,143	$37,572
Restricted cash included in “Other current assets”	39,506	1,248
Restricted cash included in “Other non- current assets”	7,766	—
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$679,415	$38,820

Restricted cash included in “Other current assets” on the condensed consolidated balance sheets as of December 31, 2021 and 2020 consists of $0.9 million and $0.9 million collateral for credit card program, respectively, and $38.6 million and $0.3 million of collateral for outstanding bank guarantee, respectively. Restricted cash included in “Other non-current assets” as of December 31, 2021 was related to the collateral for outstanding bank guarantee.
Fair Value Measurements
The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs and to minimize the use of unobservable inputs. The following fair value hierarchy, defined by ASC 820, Fair Value Measurements, is used to classify assets and liabilities based on the observable inputs and unobservable inputs used to value the assets and liabilities:
Level 1—Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.
Level 2—Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 inputs include those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted prices, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.
Level 3—Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value from the perspective of a market participant. The Company does not have any recurring Level 3 fair value measurements.
The Company’s cash equivalents include term deposits with original maturity of less than three months and are recorded at amortized cost. Fair value of cash equivalents approximates the carrying amount using Level 2 inputs. The carrying amounts of trade receivables, accounts payable and short-term debt obligations approximate fair values due to their short maturities using Level 2 inputs.
Loss per Share
Basic net loss per share of Class A Common Stock is computed by dividing net loss attributable to Class A common stockholders by the weighted average number of shares of Class A Common Stock outstanding during the period. Diluted net loss per share of Class A Common Stock is computed by adjusting the net loss available to Class A common stockholders and the weighted-average shares of Class A common stock outstanding to give effect to potentially dilutive securities. Shares of our Class B-1 and Class B-2 common stock are not entitled to receive any distributions or dividends and have no rights to convert into Class A common stock. When a common unit of Fluence Energy, LLC is exchanged for, at the Company’s election, cash or Class A common stock by a Founder who holds shares of our Class B-1 or Class B-2 common stock, such Founder will be required to surrender a share of Class B-1 or Class B-2 common stock, as the case may be, which we will cancel for no consideration. In the event of cash settlement, the Company is required to issue new shares of Class A common stock and use the proceeds from the sale of these newly-issued shares of Class A common stock to fully fund the cash settlement. Therefore, we did not include shares of our Class B-1 or Class B-2 common stock in the computation of basic loss per share. As we have incurred losses for all periods presented, diluted loss per share is equal to basic loss per share because the effect of potentially dilutive securities would be antidilutive. The potentially dilutive securities that were excluded consist of 117,173,390 Class B-1 common shares, 11,294,681 outstanding stock options, 2,170,541 outstanding phantom units, and 670,487 outstanding restricted stock units.
All earnings prior to and up to November 1, 2021, the date of completion of the IPO, were entirely allocable to non-controlling interest and, as a result, loss per share information is not applicable for reporting periods prior to this date. Consequently, only the net loss allocable to Fluence Energy, Inc. from the period subsequent to November 1, 2021 is included in the net loss attributable to the stockholders of Class A Common Stock for the three months ended December 31, 2021. Basic and diluted net loss per share of Class A Common Stock from November 1, 2021 to December 31, 2021 have been computed as follows:

In thousands, except share and per share amounts
Net Loss for the three months ended December 31, 2021	(111,460)
Less: Net loss attributable to the non-controlling interest	(82,655)
Net loss attributable to Fluence Energy, Inc.	$(28,805)

Weighted average number of Class A common shares outstanding, basic and diluted	54,143,275
Loss per share of Class A common stock, basic and diluted	$(0.53)
Recent Accounting Standards Adopted
No new accounting standards were adopted during the three months ended December 31, 2021.
Recent Accounting Standards Not Yet Adopted

The following table presents accounting standards not yet adopted:

Standard	Description	Required date of adoption	Effect on the financial statements and other significant matters
ASU 2016-02, Leases (Topic 842)
 In February 2016, the FASB issued ASU 2016-02, which supersedes existing guidance on accounting for leases in ASC 840, Leases. This standard requires all leases to be recognized on the consolidated balance sheet. The FASB has issued several amendments to ASU 2016-02, including ASU 2018-11, Leases (Topic 842): Targeted Improvements that introduced an additional transition method permitting an entity to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. ASU 2016-02 includes optional practical expedients intended to reduce the cost and complexity to implement the new lease standard, such as an option to maintain the current lease classification for all existing lease arrangements and the option to use hindsight in evaluating lessee options to extend or terminate a lease. Early application is permitted.
		As an emerging growth company, the Company is permitted to defer adoption until the non-public company adoption date, i.e., annual periods starting after December 15, 2021.	The Company’s existing lease population is mainly comprised of operating leases for office space. The Company is currently evaluating the impact of adoption on its consolidated financial statements.

Standard	Description	Required date of adoption	Effect on the financial statements and other significant matters
ASU 2016-13, Financial Instruments—Credit Losses (Topic 326)	In February 2016, the FASB issued ASU 2016-13, which updates the impairment model for financial assets measured at amortized cost, known as the Current Expected Credit Loss (“CECL”) model. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for losses. There are various transition methods available upon adoption. Early adoption is permitted.	As an EGC, the Company is permitted to defer adoption until the non-public company adoption date, i.e., annual periods starting after December 15, 2022.	The Company is currently evaluating the impact of adoption on its consolidated financial statements.
ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes	In December 2019, the FASB issued ASU 2019-12, which removes certain exceptions related to the approach for intraperiod tax allocations, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. The guidance also clarifies and simplifies other areas of ASC 740. Certain amendments must be applied on a prospective basis, certain amendments must be applied on a retrospective basis, and certain amendments must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. Early adoption is permitted.	As an EGC, the Company is permitted to defer adoption until the non-public company adoption date, i.e., annual periods starting December 15, 2021, and for interim periods beginning after December 15, 2022.	The Company is currently evaluating the impact of adoption on its consolidated financial statements.
ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848)
In March 2020, the FASB issued ASU 2020-04, which provides optional expedients and exceptions for applying U.S. GAAP to transactions affected by reference rate (e.g., LIBOR) reform if certain criteria are met, for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting.
The ASU is effective as of March 12, 2020 through December 31, 2022.
The Company is currently evaluating transactions or contract modifications occurring as a result of reference rate reform and determining whether to apply the optional guidance on an ongoing basis. The ASU is currently not expected to have a material impact on our consolidated financial statements.

3.    Revenue from Contracts with Customers
The following table presents the Company’s revenue disaggregated by geographical region. Revenues are attributed to regions based on location of customers.

In thousands	Three Months Ended December 31,
	2021	2020
Americas (North, Central and South America)	$141,833	$44,152
APAC (Asia Pacific)	16,809	62,398
EMEA (Europe, Middle-East and Africa)	16,245	9,683
Total	$174,887	$116,233
Deferred Revenue
Deferred revenue represents the excess billings over the amount of revenue recognized to date. Deferred revenue from related parties is included in payables and deferred revenue with related parties on the Company’s condensed consolidated balance sheets. The following table provides information about deferred revenue from contracts with customers:

In thousands	Three Months Ended December 31,
	2021	2020
Deferred revenue beginning of period	$71,365	$123,841
Additions	87,800	73,025
Revenue recognized related to amounts that were included in beginning balance of deferred revenue	(13,400)	(42,416)
Deferred revenue end of period	$145,765	$154,450

In thousands	Three Months Ended December 31,
	2021	2020
Deferred revenue from related parties beginning of period	$220,122	$11,425
Additions	87,543	34,471
Revenue recognized related to amounts that were included in beginning balance of deferred revenue	(107,580)	(1,615)
Deferred revenue from related parties end of period	$200,085	$44,281
Customer Concentration
For the three months ended December 31, 2021, the Company had one customer that accounted for 84% of total revenue.
For the three months ended December 31, 2020, the Company had two customers, in the aggregate, that accounted for 72% of the total revenue.
The Company has a limited number of suppliers of batteries, which is a major component of energy storage products.
Remaining performance obligations
The Company’s remaining performance obligations (“backlog”) represent the unrecognized revenue value of its contract commitments, which include deferred revenue and amounts that will be billed and recognized as revenue in future periods. The Company’s backlog may vary significantly each reporting period based on the timing of major new contract commitments and the backlog may fluctuate with currency movements. In addition, the Company’s customers have the right, under some circumstances, to terminate contracts or defer the timing of its services and their payments to the Company.
As of December 31, 2021, the Company had a total of $1,921.0 million of remaining performance obligations related to our contract commitments, of which we expect to recognize 90% in revenue in the next five years and the remainder after five years.
Variable consideration

As of December 31, 2021 and September 30, 2021, the transaction prices of our active energy solution contracts have been reduced to reflect variable consideration of $60.1 million and $52.8 million, respectively.
4.    Business Combinations
During October 2020, the Company acquired the assets and assumed the liabilities of a US based software and digital intelligence platform. The Company expects the acquisition will offer new capabilities, amplify and extend the Company’s energy storage product line, enabling customers to maximize the value of energy storage and renewables while accelerating grid decarbonization. The acquisition price of $18.0 million was fully paid with cash, and was adjusted for an immaterial amount to account for changes in net working capital adjustments. The acquisition represents a business combination. the Company included the financial results of the acquisition in its consolidated financial statements from the date of acquisition. Transaction costs associated with the acquisition were not significant and were expensed as incurred. The following table summarizes the aggregate fair values and estimated useful lives of the assets acquired and liabilities assumed, as of the date of the acquisition.

In thousands	Fair Value	Estimated Useful Life
Intangible assets - Developed technology	$12,600	12 years
Intangible assets - Customer relationships	780	6 years
Property and equipment	171	Various
Goodwill	4,449
Cash paid for acquisition	$18,000
The fair value of developed technology was determined using the multi-period excess earnings method as developed technology is considered to be the primary revenue-generating identifiable intangible asset acquired in the acquisition. The fair value assigned to assets acquired and liabilities assumed are based on management’s estimates and assumptions.
The goodwill is primarily attributed to the expanded market opportunities when integrating the acquired entity’s technology with the Company’s technology and the assembled workforce. The excess of the acquisition price over the fair value of assets acquired and liabilities assumed was recorded to goodwill. The Company expects such goodwill to be deductible for income tax purposes. Purchase accounting adjustments related to the acquisition have been completed.
5.    Inventory, Net
Inventory consisted of the following:

In thousands	December 31, 2021			September 30, 2021
	Cost	Provision	Net	Cost	Provision	Net
Cubes, batteries, and other equipment (a)	$441,739	$(1,545)	$440,194	$402,157	$(12,980)	$389,177
Shipping containers and spare parts	7,253	(5,091)	2,162	1,857	(1,247)	610
Total	$448,992	$(6,636)	$442,356	$404,014	$(14,227)	$389,787
(a) Provision at September 30, 2021 included a $13.0 million loss recognized during fiscal year 2021 for inventory damaged in transit related to the 2021 cargo loss incident. During the three months ended December 31, 2021, $11.5 million of inventory was written off against the provision. Refer to Note 12 - Commitments and Contingencies for a detail discussion of the 2021 cargo loss incident.

6.    Other Current Assets
Other current assets consisted of the following amounts:

In thousands	December 31, 2021	September 30, 2021
Restricted cash	$39,506	$1,240
Taxes recoverable	21,636	14,049
Prepaid expenses	6,504	2,480
Advance payments	2,585	3,601
Receivable from insurance (a)	2,500	10,000
Deferred equity issuance costs	—	7,103
Other	2,062	4,684
Total	$74,793	$43,157
(a) Receivable from insurance represents insurance recoveries that are probable of collection related to the 2021 cargo loss incident. The Company collected $7.5 million receivable from insurance during the three months ended December 31, 2021. Refer to Note 12 - Commitments and Contingencies for a detail discussion of the 2021 cargo loss incident.
7.    Intangible Assets, Net
Intangible assets are stated at amortized cost and consist of the following:

In thousands	December 31, 2021			September 30, 2021
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Patents and licenses	$32,984	$(9,826)	$23,158	$32,982	$(9,207)	$23,775
Developed technology (a)	12,600	(1,313)	11,287	12,600	(1,050)	11,550
Other (a)	898	(198)	700	894	(162)	732
Total	$46,482	$(11,337)	$35,145	$46,476	$(10,419)	$36,057
(a) The developed technology intangible asset and other intangible asset included $12.6 million and $0.8 million, respectively, related to the a business acquisition discussed in Note 4 - Business Combinations.
Intangible assets are amortized over their estimated useful lives on a straight-line basis. Total amortization expense for the three months ended December 31, 2021 and 2020 were $0.9 million and $0.8 million, respectively.
8.    Goodwill
No impairment was recognized for the three months ended December 31, 2021 and 2020. The following table presents the goodwill activity:

In thousands	Three Months Ended December 31,
	2021	2020
Goodwill, Beginning of the period	$9,176	$4,731
Foreign currency adjustment	(9)	23
Acquisition related goodwill (a)	—	4,449
Goodwill, End of the period	$9,167	$9,203
(a) Refer to Note 4 - Business Combination for a further discussion of acquisition related goodwill.

9.    Current Accruals and Provisions
Accruals mainly represent not yet invoiced milestones for inventory such as batteries, cubes, and inverters. According to master supply agreements between the Company and suppliers of the inventory, vendor bills are issued according to contracted billing schedules with some milestones invoiced after delivery, upon full installation and commissioning of the equipment at substantial completion and final completion project stages. Current accruals and provisions consisted of the following:

In thousands	December 31, 2021	September 30, 2021
Accruals	$178,990	$155,963
Provisions for expected project losses	35,848	30,180
Total	$214,838	$186,143
10.    Short-term Borrowing
Revolving Credit Facility
On November 1, 2021, we entered into a revolving credit facility (the “Revolver”), by and among Fluence Energy, LLC, as the borrower, Fluence Energy, Inc., as a parent guarantor, the subsidiary guarantors party thereto, the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent and collateral agent. The Revolver is secured by a (i) first priority pledge of the equity securities of Fluence Energy, LLC and its subsidiaries and (ii) first priority security interests in, and mortgages on, substantially all tangible and intangible personal property and material fee-owned real property of Fluence Energy, LLC, the parent guarantor and each subsidiary guarantor party thereto, in each case, subject to customary exceptions and limitations. The initial aggregate amount of commitments is $190.0 million from the lenders party including JP Morgan Chase Bank, N.A., Morgan Stanley Senior Funding, Inc., Bank of America, N.A., Barclays Bank PLC, and five other banks. The maturity date of the Revolver is November 1, 2025.
The interest rate is either (i) the Adjusted LIBOR or Adjusted EURIBO Rate (each as defined in the Revolver) plus 3.0% or (ii) the Alternate Base Rate (as defined in the Revolver) plus 2.0% (subject to customary LIBOR replacement provisions and alternative benchmark rates including customary spread adjustments with respect to borrowings in foreign currency), at the option of Fluence Energy, LLC. Fluence Energy, LLC is required to pay to the lenders a commitment fee of 0.55% per annum on the average daily unused portion of the revolving commitments through maturity, which will be the four-year anniversary of the closing date of the Revolver. The Revolver also provides for up to $190.0 million in letter of credit issuances, which will require customary issuance and administration fees, as well as a fronting fee payable to each issuer thereof and a letter of credit participation fee of 2.75% per annum payable to the lenders.
The Revolver contains covenants that restrict our ability to incur additional indebtedness; incur liens; sell, transfer, or dispose of property and assets; make investments or acquisitions; make dividends, distributions or other restricted payments; and engage in affiliate transactions. The Revolver limits our ability to make certain payments, including dividends and distributions on Fluence Energy, LLC’s equity, Fluence Energy, Inc.’s equity and other restricted payments. In addition, we are required to maintain (i) minimum liquidity and gross revenue requirements, in each case, until consolidated EBITDA reaches $150.0 million for the most recent four fiscal quarters and we make an election, and (ii) thereafter, a maximum total leverage ratio and a minimum interest coverage ratio. Such covenants will be tested on a quarterly basis.
As of December 31, 2021, we had no borrowings under the Revolver.

Line of Credit
Prior to the IPO, the Company had an Uncommitted Line of Credit Agreement (“Line of Credit’) with Citibank, N.A. (“Citibank”) which allowed us to borrow an amount in aggregate not to exceed $50.0 million, with the expiration date on March 31, 2023. Outstanding borrowings from the Line of Credit were $50.0 million as of September 30, 2021. The weighted average annual interest rate of the borrowing was 2.83%. On November 1, 2021, the $50.0 million outstanding borrowings from the Line of Credit was paid off using the proceeds from our IPO, and the Line of Credit was canceled shortly thereafter.
Refer to Note 13 — Related-Party Transactions for borrowings from related parties.
11.    Income Taxes

The Company’s provision for income taxes is based on the estimated annual effective tax rate, plus discrete items. Income tax expense was $0.4 million and $0.7 million for the three months ended December 31, 2021 and 2020, respectively. The effective tax rate for the three months ended December 31, 2021 and 2020 was (0.3)% and (5.8)%, respectively. For the three months ended December 31, 2021, the Company’s effective tax rate differs from the U.S. statutory tax rate of 21% primarily due to flow-through losses incurred prior to the IPO on November 1, 2021, flow-through losses attributable to the Founders, and valuation allowances. For the three months ended December 31, 2020, the Company’s effective tax rate differs from the U.S. statutory tax rate of 21% primarily due to flow-through losses and valuation allowances.
The Company does not believe it has any significant uncertain tax positions and therefore has no unrecognized tax benefits as of December 31, 2021 and September 30, 2021, that if recognized, would affect the annual effective tax rate.
As of December 31, 2021 and September 30, 2021, the Company had recorded a full valuation allowance against deferred tax assets of its German and Australian subsidiaries. Upon the IPO on November 1, 2021, Fluence Energy, Inc. became a holding company of Fluence Energy, LLC, and as a corporation, recorded deferred tax assets primarily related to its investment in the partnership. The Company determined that based on the weight of available evidence, including cumulative losses, it is more-likely-than-not that the net deferred tax assets of Fluence Energy, Inc. and Fluence Energy, LLC’s subsidiaries in Germany and Australian will not be realized and valuation allowances have been recorded against such deferred tax assets.
12.    Commitments and Contingencies
The Company has certain contractual obligations incurred in the normal course of business that require fixed and determinable payments in the future. These commitments include lease obligations and purchase commitments under a master supply agreement.
The Company did not have significant changes in lease contracts an and purchase commitments during the three months ended December 31, 2021. During the three months ended December 31, 2021, the Company made a $60.0 million advance payment as a capacity guarantee pursuant to a purchase agreement with one of our suppliers, of which, $25.0 million and $35.0 million was recorded within “Advances to suppliers” and “Other non-current assets”, respectively, on the condensed consolidated balance sheets.
Legal Contingencies
From time to time, the Company may be involved in litigation relating to claims that arise out of our operations and businesses and that cover a wide range of matters, including, among others, intellectual property matters, contract and employment claims, personal injury claims, product liability claims and warranty claims. The Company accrues for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. It is reasonably possible that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material. In aggregate, the Company estimates the range of potential losses, where estimable, related to reasonably possible material contingencies to be between $0 million and $5 million.
The following discussion covers the Company’s potential loss contingencies as of December 31, 2021:
2021 Cargo Loss Incident
On April 28, 2021, the Company was notified of an emergency aboard a vessel carrying Fluence inventory. This incident (the “Cargo Loss Incident”) resulted in damage to a portion of our cargo aboard the vessel. The Company has recorded $13.0 million provision to its inventory as of September 30, 2021 based on the net realizable value of cargo that was destroyed. During the three months ended December 31, 2021, $11.5 million of inventory was written off against the provision. In addition to the inventory losses, we have incurred and expect to incur incremental expenses related to the incident, primarily consisting of inspection costs, project cost overruns due to logistical changes, legal fees and fees to dispose of the damaged cargo. We expect insurance proceeds of at least $10.0 million related to non-disputed claims, of which $7.5 million was collected in October 2021 and the remainder is probable of collection.
The Company has notified the marine cargo insurers of the incident and has also notified each affected customer of this event, which under relevant supply contracts, provides the Company an extension of the relevant schedule due to the resulting battery supply delays. We believe this event qualifies as force majeure under the contracts with our customers. However, if the incident ultimately is determined not to constitute a force majeure event, the Company estimates potential liquidated damages exposure of approximately $15.0 million.

2021 Overheating Event at Customer Facility
On September 4, 2021, a 300 MW energy storage facility owned by one of our customers experienced an overheating event. Fluence served as the energy storage technology provider and installed the facility, which was completed in fiscal year 2021. No injuries were reported from the incident. Since then, the facility was taken offline as teams from Fluence, our customer, and the battery manufacturer investigate the incident. Our customer recently has released initial findings on what it contends is the root cause of the incident. At this time, Fluence cannot comment on or accept the customer’s stated findings, because Fluence’s investigation of the root cause remains ongoing, with continued participation by our customer and other parties involved. The customer’s stated findings, if ultimately confirmed and proven, could relate to certain scopes of work for which Fluence or its subcontractors could be responsible. The customer’s stated findings, however, could also relate to certain scopes of work for which other parties were responsible and/or relate to other causes. We are currently not able to estimate the impact, if any, that this incident may have on our reputation or financial results, or on the market adoption of our products.
13.    Related-Party Transactions
Related parties are represented by AES and Siemens, their respective subsidiaries and other entities under common control.
Borrowings from Related Parties
On August 11, 2021, the Company borrowed $25.0 million and $25.0 million from AES Grid Stability and Siemens Industry, respectively, in the form of subordinated promissory notes, each bearing an annual interest at 2.86%. The promissory notes were paid off on November 1, 2021 using proceeds from the IPO.
Sales and Procurement Contracts with Related Parties
Fluence signs battery-based energy storage product and related service contracts with AES, Siemens and their subsidiaries (collectively refer to as affiliates). The contract price is similar to the price charged to third-party customers. Revenue from contracts with affiliates is included in “Revenue from related parties” on the Company’s condensed consolidated statements of operations and comprehensive loss.
In addition, Fluence purchases material and supplies from its affiliates and records the costs in “Cost of goods and services” on the Company’s condensed consolidated statements of operations and comprehensive loss.
Service Agreements with Affiliates
Fluence and its affiliates have signed service agreements under which the affiliates provide certain management and administrative services to Fluence. The services include but are not limited to, treasury, information technology services, payroll and human resources services, sales and marketing services, research and development. Cost of services are accrued monthly and included in “Payables and deferred revenue with related parties”, and “General and administrative”, “Sales and marketing”, or “Research and development” on the Company’s condensed consolidated balance sheets and statements of operations and comprehensive loss, respectively.
Contract Performance Guarantees
Fluence paid performance guarantee fees to its affiliates in exchange for guaranteeing Fluence’s performance obligations in certain contracts with customers. Fluence paid guarantee fees to its affiliates under contractual arrangements and the fees are based on parent costs with a reasonable markup. The guarantee fees are included in “Costs of goods and services” on Fluence’s condensed consolidated statements of operations and comprehensive loss.

The following table presents the components of receivables from related parties and payable to related parties on the Company’s condensed consolidated balance sheets:

In thousands	December 31, 2021	September 30, 2021
Accounts receivable	$42,510	$26,292
Unbilled receivables	5,878	7,070
Total receivables from related parties	$48,388	$33,362
Accounts payable	$1,464	$4,510
Deferred revenue	200,085	220,122
Accrued liabilities	4,472	3,293
Total payables and deferred revenue with related parties	$206,021	$227,925
Unbilled receivables represent the excess of revenues recognized over billings to date on sales or service contracts with related parties. Deferred revenue represents the excess billings to date over the amount of revenue recognized to date on sales or service contracts with related parties. Receivables from related parties and payables and deferred revenue with related parties are unsecured and settlement of these balances occurs in cash. No provision has been made related to the receivables from related parties.
The following table presents the related party transactions that are included the Company’s condensed consolidated statements of operations and comprehensive loss for the periods indicated:

In thousands	Three Months Ended December 31,
	2021	2020
Revenue	$147,833	$18,405
Cost of goods and services	(7,495)	(427)
Research and development expenses	(45)	(92)
Sales and marketing expenses	(607)	(336)
General and administrative expenses	(1,191)	(182)
14.    Stock-Based Compensation
2020 Equity Incentive Plans
In October 2020, the Board of Directors of Fluence Energy, LLC approved the 2020 Unit Option Plan (the “2020 Option Plan”) and the 2020 Phantom Equity Incentive Plan (the “2020 Phantom Plan”, and collectively with the 2020 Option Plan, the “2020 Plans”). The 2020 Plans authorized Fluence Energy, LLC to issue Class A-1 unit options and phantom units. Upon completion of the Transactions, all unit options granted pursuant to the 2020 Option Plan were converted into stock options in the Company and remain outstanding and continue to vest in accordance with their original terms. Awards issued under the 2020 Phantom Plan can be settled in cash, shares, or any other form of consideration deemed appropriate by the Board of Directors. No further awards are expected to be made under 2020 Plans.
2021 Incentive Award Plan
In connection with the IPO, the Company adopted the 2021 Incentive Award Plan (the “2021 Plan) to facilitate the grant of cash and equity incentives to directors, employees (including our named executive officers) and consultants of the company and certain of its affiliates to enable the company to obtain and retain services of these individuals, which we believe is essential to our long-term success. At inception, there were 9,500,000 shares of Class A common stock available for issuance under the 2021 Plan. During the three months ended December 31, 2021, the Company granted restricted stock units (“RSUs”) under the 2021 Plan to certain employees and directors.
Award Modifications
In October 2021, the Board of Directors issued resolutions to amend certain awards previously granted under the 2020 Plans, as described below. These amendments were treated as award modifications under ASC 718 Compensation - Stock Compensation during the three months ended December 31, 2021.

•In relation to awards previously granted to the Company’s former CEO, who served as a director of the Company through the date of the IPO, 1) accelerate to the IPO date the vesting of 102,082 phantom units that would have otherwise vested on the six-month anniversary of the consummation, and 2) accelerate to the IPO date the vesting of 112,439 unit options that would have otherwise vested on April 2, 2022 assuming continued service. The resolution stipulates that the awards subject to accelerated vesting shall be settled fully in cash, using the IPO price to calculate the settlement value. All other equity awards granted to the individual were concurrently cancelled. Stock compensation expense related to the modification was $5.7 million, which was recognized fully during the three months ended December 31, 2021.
•Amend the vesting of 893,589 phantom unit awards previously granted to the Company’s executive officers, which had been scheduled to fully vest on the six-month anniversary of the consummation of the IPO, such that 1/3 of the awards vest on the six-month anniversary of the consummation of the IPO, 1/3 on the eighteen-month anniversary, and 1/3 on the thirty-month anniversary, assuming continued service through each vesting date. Given that no changes were made to the first tranche of the awards, modification accounting was only applied to the second and third tranches of the awards, which totaled 595,728 phantom units. Stock compensation expense related to the modification was $16.7 million, which will be recognized over the vesting period of each tranche of the modified awards.
Stock Based Compensation Expense
Stock based compensation expense is included in “Cost of goods and services”, “Research and development”, “Sales and marketing” or “General and administrative” on the condensed consolidated statements of operations and comprehensive loss, based on the classification of the employee’s regular wages.
The Company recognizes the costs associated with granting stock based awards using a fair value-based measure in accordance with the requirements of ASC 718, Compensation - Stock Compensation. Management engaged a third-party valuation firm to assist in determining the fair value of awards granted under the 2020 Plans. The fair value of RSUs granted under the 2021 Plan are based on the price of our publicly traded common stock on the date of grant.
As of September 30, 2021, the Company determined that achievement of the performance conditions related to awards granted under the 2020 Plans was not probable and therefore, no expense was recognized for unit options or phantom units during the fiscal year ended September 30, 2021. The completion of the IPO on November 1, 2021 resulted in achievement of the performance condition underlying awards granted under the 2020 Plans. Accordingly previously unrecognized stock compensation expense was caught up during the three months ended December 31, 2021.
The following table presents stock based compensation expense by financial statement line item:

In thousands	Three Months Ended December 31,
	2021	2020
Cost of goods and services	$3,528	$—
Research and development	1,813	—
Sales and marketing	6,441	—
General and administrative	13,095	—
Total	$24,877	$—
Options
Unit options were granted with an exercise price equal to the fair value of Fluence Energy, LLC’s units at the date of grant. Unit option awards vest with the satisfaction of the following two criteria: (1) a service requirement of three years and (2) the occurrence of a liquidity event, such as a change in control or an initial public offering. The options expire 10 years following the grant date.

The following table presents information concerning the outstanding options granted by the Company:

	Number of Awards	Weighted-Average Exercise Price
Outstanding at inception of the Unit Option Plan	—	$—
Granted	12,389,470	2.45
Forfeited	(466,908)	2.45
Outstanding as of September 30, 2021	11,922,562	$2.45
Granted	—	—
Modified and settled in cash	(112,439)	2.45
Forfeited	(515,442)	2.45
Outstanding as of December 31, 2021	11,294,681	$2.45
No options have been exercised through December 31, 2021 and no options are exercisable as of December 31, 2021. The weighted average grant date fair value for options granted during the year ended September 30, 2021 was $0.69. The fair value of options granted was calculated using a Black-Scholes option valuation model. The intrinsic value of options outstanding as of December 31, 2021 was $374.0 million. The weighted average remaining contractual term of options outstanding as of December 31, 2021 was 9.3 years.
Phantom Units
With the exception of the modified phantom units discussed above, all phantom units vest six months following the satisfaction of a performance condition, if the condition is met before the awards’ expiration date. The performance condition is satisfied upon the occurrence of a liquidity event, which was satisfied as the result of our IPO. Phantom units granted to foreign employees in certain countries will require cash settlement, and are classified as liability awards. See “Liability-Classified Awards” below. The remainder of the phantom units include a contingent cash settlement option outside the control of the holder and as such are classified as equity. The following table presents activity related to the equity-classified phantom unit awards:

	Number of Awards	Weighted Average Grant Date Fair Value
Outstanding at inception of the 2020 Incentive Plan	—	$—
Granted	2,688,781	2.12
Forfeited	(399,887)	2.20
Outstanding as of September 30, 2021	2,288,894	$2.11
Granted	—	—
Cancellation of modified awards	(595,728)	2.20
Re-grant of modified awards	595,728	28.00
Modified and settled in cash	(102,082)	2.20
Forfeited	(16,271)	2.20
Outstanding as of December 31, 2021	2,170,541	$9.18
Liability-Classified Awards
The following table presents activity related to liability-classified phantom unit awards:

	Number of Awards	Weighted Average Grant Date Fair Value
Outstanding at inception of the 2020 Incentive Plan	—	$—
Granted	465,275	2.41
Forfeited	(11,095)	2.45
Outstanding as of September 30, 2021	454,180	$2.41
Granted	—	—
Forfeited	(48,821)	2.39
Outstanding as of December 31, 2021	405,359	$2.42
The Company has recognized a liability of $15.2 million on its condensed consolidated balance sheets as of December 31, 2021 reflecting the fair value of the liability-classified awards, based on the Company’s stock price as of the last day of the period.
RSUs
During the three months ended December 31, 2021, the Company issued RSUs to certain employees and directors that vest over a period of 3 years. The following table presents activity related to RSUs:

	Number of Awards	Weighted Average Grant Date Fair Value
Outstanding as of September 30, 2021	—	$—
Granted	678,804	36.11
Forfeited	(8,317)	35.86
Outstanding as of December 31, 2021	670,487	$36.11
Unrecognized Stock Compensation Expense
The following table summarizes total unrecognized compensation expense related to stock based compensation as of December 31, 2021:

	Unrecognized Stock Compensation Expense (in thousands)	Weighted Average Remaining Period of Expense Recognition (in years)
Options	$4,292	1.6
Phantom units	15,857	1.7
Liability-classified awards	4,144	0.3
RSUs	22,172	1.9
Total	$46,465

15. Supply Chain Financing
We have provided certain of our suppliers with access to a supply chain financing program through a third-party financing institution (the “SCF Bank”). This program allows us to seek extended payment terms with our suppliers, and allows our suppliers to monetize their receivables prior to the payment due date, subject to a discount. Once a supplier elects to participate in the program and reaches an agreement with the SCF Bank, the supplier elects which individual invoices to sell to the SCF Bank. We then pay the SCF Bank on the invoice due date. We have no economic interest in a supplier’s decision to sell a receivable to the SCF Bank. The agreements between our suppliers and the SCF Bank are solely at their discretion and are negotiated directly between them. Our suppliers’ ability to continue using such agreements is primarily dependent upon the strength of our financial condition and guarantees issued by AES and Siemens. As of December 31, 2021, AES and Siemens issued guarantees of $50.0 million each, for a total of $100.0 million, to the SCF Bank on our behalf.

As of December 31, 2021 and September 30, 2021, we had $34.6 million and $58.4 million of payables outstanding subject to the program. All outstanding payments owed under the program are recorded within “Accounts payable” on the condensed consolidated balance sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Regarding Forward-Looking Information
Certain statements in this Report, excluding historical information, contain or may contain forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Statements regarding our future results of operations and financial position, business strategy and plans, and objectives of management for future operations, including, among others, statements regarding expected growth, future capital expenditures and debt service obligations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
Factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but are not limited to, the following:
•our future financial performance, including our ability to achieve or maintain profitability;
•our ability to successfully execute our business and growth strategy;
•the sufficiency of our cash and cash equivalents to meet our liquidity needs;
•our ability to attract and retain customers;
•our ability to develop new offerings and services, including digital applications;
•our ability to optimize sales channels and market segmentation;
•our ability to compete with existing and new competitors in existing and new markets and offerings;
•the continued impact of the COVID-19 pandemic on our ground operations at project sites, our manufacturing facilities and our suppliers and vendors;
•our ability to maintain customer contracts due to events and incidents relating to storage, delivery, installation, operation and shutdowns of our energy storage products, including events and incidents outside of our control;
•our ability to prevent defects, errors, or bugs in hardware or software of our products and technology as well as any product liability or other claims;
•our expectations regarding the effects of existing and developing laws and regulations;
•our expectations regarding our global growth;
•our expectations regarding the size and growth of our existing and future markets in which we compete;
•our expectations concerning our relationships with third parties;
•our ability to maintain, protect, and enhance our intellectual property;
•the increased expenses associated with being a public company;
•the continued listing of our securities on the Nasdaq Global Select Market;
•the significant influence the Continuing Equity Owners have over us, including control over decisions that require the approval of stockholders; and
•other factors detailed under the heading “Risk Factors” in our 2021 Annual Report and this Report.

The foregoing factors should not be construed as exhaustive. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Many of the important factors that will determine these results are beyond our ability to control or predict. Accordingly, you should not place undue reliance on any such forward-looking statements. We qualify all forward-looking statements contained in this Report by these cautionary statements. Any forward-looking statement contained in this Report speaks only as of the date on which it is made, and, except as otherwise required by law, we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our audited consolidated financial statements and related notes included in our 2021 Annual Report and this Report.
Overview
Upon the completion of our IPO on November 1, 2021, Fluence Energy, Inc. became a holding company whose sole material assets are the LLC Interests in Fluence Energy LLC. All of our business is conducted through Fluence Energy, LLC, together with its subsidiaries, and the financial results of Fluence Energy, LLC are consolidated in our financial statements. Fluence Energy LLC is taxed as a partnership for federal income tax purposes and, as a result, its members, including Fluence Energy, Inc. will pay income taxes with respect to their allocable shares of its net taxable income. As of December 31, 2021, Fluence Energy, LLC had subsidiaries including Fluence Energy GmbH in Germany, Fluence Energy Pty Ltd. in Australia, Fluence Energy Inc. in the Philippines, Fluence Energy Global Production Operation, LLC in Delaware, Fluence Energy Singapore PTE. Ltd. in Singapore, and Fluence BESS India Private Limited. in India.
Our fiscal year begins on October 1 and ends on September 30.
Since our inception, we have focused on international growth and to further develop our energy storage product and delivery services, the operational services, and digital applications. We have incurred net operating losses each year since our inception. Through December 31, 2021, we have financed our operations with the proceeds from our IPO, equity contributions from AES Grid Stability, Siemens Industry, and QFH, cash and cash equivalents, negative working capital, and short-term borrowings.
As of December 31, 2021, we deployed cumulative 1,033 MW of energy storage products, compared to 971 MW as of September 30, 2021. New energy storage product contracts executed during the three months ended December 31, 2021 represented total contracted power of approximately 600 MW compared to 96 MW for the three months ended December 31, 2020. We recognized total revenue of $174.9 million, representing an increase of $58.7 million, or 50.5%, for the three months ended December 31, 2021 compared to the three months ended December 31, 2020 as we expanded our sales in terms of the number of energy storage products sold as well as geographic footprint. Our revenue for the three month ended December 31, 2021 has been negatively affected by impacts related to the COVID-19 pandemic, such as delays in shipping energy storage products and temporary closures of customer construction sites. Such delays may continue in fiscal year 2022.
We had a gross loss of $(53.1) million and gross profit margin of (30.4)% for the three months ended December 31, 2021, compared to a gross profit of $4.8 million and gross profit margin of 4.1% for the three months ended December 31, 2020. The gross loss for the three month ended December 31, 2021 has been negatively impacted by (i) capacity constraints within the shipping industry and increased shipping costs, both of which are caused primarily as a result of the COVID-19 pandemic, and (ii) cost overruns and delays we are experiencing in some projects currently under construction.
Adjusted gross loss was $(8.4) million and adjusted gross profit margin was (4.8)% for the three months ended December 31, 2021, compared to adjusted gross profit of $4.8 million and adjusted gross profit margin of 4.1% for the three months ended December 31, 2020, representing a decrease of $13.2 million, or (274.1)%, in adjusted gross profit primarily due to project cost overruns and unfavorable foreign currency impacts.

General and administrative, research and development, and sales and marketing expenses increased $24.5 million, $6.6 million, and $8.3 million, or 364.2%, 159.6%, and 175.4%, respectively, for the three months ended December 31, 2021, compared to the three months ended December 31, 2020 as we have been investing heavily in our human capital, technology, products and services to support significant increases in our operations and related revenues. The increases in general and administrative, research and development and sales and marketing expenses include stock based compensation expense of $13.1 million, $1.8 million and $6.4 million, respectively. We expect our operating expenses, exclusive of stock based compensation expense, to increase for the foreseeable future as we experience continuing substantial growth and mature as a public company.
We believe the proceeds received from our IPO, cash flows from operations, along with the short-term borrowing will be sufficient to meet our expense and capital requirements for the next twelve months following the filing of this Report.
Initial Public Offering and Related Transactions
On November 1, 2021, the Company completed an IPO in which it issued and sold 35,650,000 shares of its Class A common stock at the public offering price of $28.00 per share. The net proceeds to the Company from the IPO were $935.8 million, after deducting underwriting discounts and offering expenses payable by the Company. The net proceeds from the IPO have been used to purchase 35,650,000 newly issued LLC Interests directly from Fluence Energy, LLC at a price per unit equal to the IPO price per share of Class A common stock less the underwriting discount and estimated offering expenses payable by us. Fluence Energy, LLC used the net proceeds from the sale of LLC Interests to Fluence Energy, Inc. to repay all outstanding borrowings under our existing Line of Credit and the Promissory Notes, and the remainder is used for working capital and other general corporate purposes.
In connection with the IPO, the Company and the Founders completed a series of Transactions. Following the completion of the Transactions, the Company owns 31.6% of the economic interest in Fluence Energy, LLC and the Founders own 68.4% of the economic interest in Fluence Energy, LLC. As the sole managing member of Fluence Energy, LLC, the Company operates and controls all the business and affairs of Fluence Energy, LLC and its direct and indirect subsidiaries. As a result, the Company consolidates Fluence Energy, LLC and records a non-controlling interest in its consolidated financial statements for the economic interest in Fluence Energy, LLC held by the Founders. Refer to Note 1 - Organization and Operations to the unaudited condensed consolidated financial statements included in this Report for more information about the IPO and related Transactions.

Impact of the COVID-19 Pandemic
On March 11, 2020, the World Health Organization declared the outbreak of a strain of novel coronavirus disease, the COVID-19 pandemic, a global pandemic. Governments in affected areas and countries in which we operate have imposed a number of measures designed to contain the outbreak, including business closures, travel restrictions, quarantines, and cancellations of gatherings and events. We have implemented operational and protective measures to ensure the safety, health, and welfare of our employees and stakeholders. This includes implementing work from home policies for all office employees. We have also ensured that all employees and visitors that visit our facilities have access to personal protective equipment, and we strictly enforce social distancing. Many of the sites where our products and services are delivered have been declared critical infrastructure and remained open following the respective safety protocols. However, many of our customers’ project sites have experienced shutdowns and delays related to COVID-19. We continue to maintain these precautions and procedures until the COVID-19 pandemic is under adequate control. For the three months ended December 31, 2021, the Company incurred $36.9 million in COVID-19 related costs which was included in “Cost of goods and services” in the accompanying condensed consolidated financial statements. The cost was caused by delays in shipping energy storage products and temporary closures of customer construction sites. If these situations continue or there are additional disruptions in our supply chain, it could materially and adversely impact our operating results and financial condition. We continue to actively manage through these temporary supply chain disruptions.
The full impact of the COVID-19 pandemic on our financial condition and results of operations will depend on future developments, such as the ultimate duration and scope of the pandemic, its impact on our employees, customers, and vendors, in addition to how quickly normal economic conditions and operations resume and whether the pandemic impacts other risks disclosed in Part I, Item 1A. “Risk Factors” in our 2021 Annual Report. Even after the pandemic has subsided, we may continue to experience adverse impacts to our business from any economic recession or depression that may occur as a result of the pandemic. Therefore, we cannot reasonably estimate the impact at this time. We continue to actively monitor the pandemic and may decide to take further actions that alter our business operations as may be required by federal, state, or local authorities or that we determine to be in the best interests of our employees, customers, vendors, and shareholders.

2021 Cargo Loss Incident
On April 28, 2021, the Company was notified of an emergency aboard a vessel carrying Fluence inventory. This incident resulted in damage to a portion of our cargo aboard the vessel. We recorded a $13.0 million inventory provision as of September 30, 2021 based on the estimated net realizable value of cargo that was destroyed. During the three months ended December 31, 2021, $11.5 million of inventory was written off against the provision. In addition to the inventory losses, we have incurred and expect to incur incremental expenses related to the incident, primarily consisting of inspection costs, project cost overruns due to logistical changes, legal fees, and fees to dispose of the damaged cargo. The amount of these incremental expenses incurred during fiscal year 2021 were approximately $9.4 million, and we expect to incur at least an additional $7.5 million during fiscal year 2022, of which $4.3 million was recognized in “Cost of goods and services” in the Company’s condensed consolidated statements of operations and comprehensive loss for the three months ended December 31, 2021. We expect insurance proceeds of at least $10.0 million related to non-disputed claims, of which $7.5 million was collected in October 2021 and the remainder is probable of collection.
The Company has notified the marine cargo insurers of the incident and also notified each affected customer of this event, which under relevant supply contracts, provides the Company an extension of the relevant schedule due to the resulting battery supply delays. We believe this event qualifies as force majeure under the contracts with our customers. However, if the incident ultimately is determined not to constitute a force majeure event, the Company estimates potential liquidated damages exposure of approximately $15.0 million.
2021 Overheating Event at Customer Facility
On September 4, 2021, a 300 MW energy storage facility owned by one of our customers experienced an overheating event. Fluence served as the energy storage technology provider and installed the facility, which was completed in fiscal year 2021. No injuries were reported from the incident. Since then, the facility was taken offline as teams from Fluence, our customer, and the battery manufacturer investigate the incident. Our customer recently has released initial findings on what it contends is the root cause of the incident. At this time, Fluence cannot comment on or accept the customer’s stated findings, because Fluence’s investigation of the root cause remains ongoing, with continued participation by our customer and other parties involved. The customer’s stated findings, if ultimately confirmed and proven, could relate to certain scopes of work for which Fluence or its subcontractors could be responsible. The customer’s stated findings, however, could also relate to certain scopes of work for which other parties were responsible and/or relate to other causes. We are currently not able to estimate the impact, if any, that this incident may have on our reputation or financial results, or on the market adoption of our products.
Segments
The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer. The Company’s CODM reviews financial information on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, the Company has determined that it operates in one operating segment, which corresponds to one reportable segment.
Key Factors and Trends
We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in Item 1A. “Risk Factors” in our 2021 Annual Report.
Expected Decrease In Lithium-ion Battery Cost
Our revenue growth is directly tied to the continued adoption of energy storage products by our customers. The cost of lithium-ion energy storage hardware has declined significantly in the last decade and has resulted in a large addressable market today. However, according to BloombergNEF, higher raw material costs could push the average price of a lithium-ion battery pack from $132 per kilowatt hour (“kWh”) in 2021 to $135/kWh in 2022, which would mark the first annual increase in price since at least 2010, when the average price was above $1,200/kWh. BloombergNEF predicts battery prices could fall below $100/kWh by 2024, although the timing of that decline could be pushed back by two years in the absence of improvements mitigating the short-term price increases. The market for energy storage is rapidly evolving, and while we believe costs will continue to decline over the long term, there is no guarantee that they will decline or decline at the rates we expect, and the short-term increases predicted by BloombergNEF could be larger or last longer than they predict. If costs do not continue to decline, this could adversely affect our ability to increase our revenue or grow our business.

Increasing Deployment Of Renewable Energy
Deployment of renewable energy resources has accelerated over the last decade, and solar and wind have become a low-cost energy source. BloombergNEF estimates that renewable energy is expected to represent 70% of all new global capacity installations over the next 10 years. Energy storage is critical to reducing the intermittency and volatility of solar and wind generation.
Competition
The market for our products is competitive, and we may face increased competition as new and existing competitors introduce energy storage solutions and components. Furthermore, as we expand our services and digital applications in the future, we may face other competitors including software providers and some hardware manufacturers that offer software solutions. If our market share declines due to increased competition, our revenue and ability to generate profits in the future may be adversely affected.
Seasonality
We experience seasonality and typically see increased order intake in our third and fourth fiscal quarters (April – September), driven by demand in the Northern Hemisphere to install energy storage products before the summer of the following year. Combined third and fourth fiscal quarter order intake generally accounted for 80% or more of our total intake each year. As a result, revenue generation is typically significantly stronger in our third and fourth fiscal quarters as we provide the majority of our products to customers during these periods. Cash flows historically have been negative in our first and second fiscal quarters, neutral to positive in our third fiscal quarter, and positive in our fourth fiscal quarter. Our services and digital applications and solutions offerings do not experience the same seasonality given their recurring nature.
Key Components of Our Results of Operations
The following discussion describes certain line items in our Condensed Consolidated Statements of Operations and comprehensive loss.
Total Revenue
We generate revenue from the sale of energy storage products, service agreements with customers to provide operational services related to battery-based energy storage products, and from digital application contracts after the acquisition of AMS in fiscal year 2021. Fluence enters into contracts with utility companies, developers, and commercial and industrial customers. We derive the majority of our revenues from selling energy storage products. When we sell a battery-based energy storage product, we enter into a contract with our customers covering the price, specifications, delivery dates and warranty for the products being purchased, among other things.
Our revenue is affected by changes in the price, volume and mix of products and services purchased by our customers, which is driven by the demand for our products, geographic mix of our customers, strength of competitors’ product offerings, and availability of government incentives to the end-users of our products.
Our revenue growth is dependent on continued growth in the amount of battery-based energy storage products projects constructed each year and our ability to increase our share of demand in the geographies where we currently compete and plan to compete in the future as well as our ability to continue to develop and commercialize new and innovative products that address the changing technology and performance requirements of our customers.
Cost of Goods and Services
Cost of goods and services consists primarily of product costs, including purchased materials and supplies, as well as costs related to shipping, customer support, product warranty and personnel. Personnel costs in cost of goods and services includes both direct labor costs as well as costs attributable to any individuals whose activities relate to the transformation of raw materials or component parts into finished goods or the transportation of materials to the customer.
Our product costs are affected by the underlying cost of raw materials, including steel and aluminum supply costs, including inverters, casings, fuses, and cable; technological innovation; economies of scale resulting in lower supply costs; and improvements in production processes and automation. We do not currently hedge against changes in the price of raw materials. We generally expect the ratio of cost of goods and services to revenue to decrease as sales volumes increase due to economies of scale, however, some of these costs, primarily personnel related costs, are not directly affected by sales volume.
Gross Profit (Loss) and Gross Profit Margin
Gross profit (loss) and gross profit margin may vary from quarter to quarter and is primarily affected by our sales volume, product prices, product costs, product mix, customer mix, geographical mix, shipping method, warranty costs, and seasonality.
Operating Expenses
Operating expenses consist of research and development, sales and marketing and general and administrative expenses as well as depreciation and amortization. Personnel-related expenses are the most significant component of our operating expenses and include salaries, benefits, sales commissions, and payroll taxes. We expect to invest in additional resources to support our growth which will increase our operating expenses in the near future.
Research and Development Expenses
Research and development expenses consist primarily of personnel-related expenses, including salaries, benefits, and payroll taxes, for engineers engaged in the design and development of products and technologies, as well as products, materials, and third-party services used in our research and development process. We expect research and development expenses to increase in future periods to support our growth and as we continue to invest in research and development activities that are necessary to achieve our technology and product roadmap goals. These expenses may vary from period to period as a percentage of revenue, depending primarily upon when we choose to make more significant investments.
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of personnel-related expenses, including salaries, benefits, amortization of sales commissions, and payroll taxes, for our sales and marketing organization, consultants and other third-party vendors. We expect to increase our sales and marketing personnel as we expand into new geographic markets. We intend to expand our sales presence and marketing efforts to additional countries in the future.
General and Administrative Expenses
General and administrative expenses consist primarily of personnel-related expenses, including salaries, benefits, and payroll taxes, for our executives, sales, finance, human resources, information technology, engineering and legal organizations that do not relate directly to the sales or research and development functions, as well as travel expenses, facilities costs, bad debt expense and fees for professional services. Professional services consist of audit, legal, tax, insurance, information technology and other costs. We expect general and administrative expenses to increase in the future as we scale our headcount with the growth of our business. We also expect that we will incur additional audit, tax, accounting, legal and other costs related to compliance with applicable securities and other regulations, as well as additional insurance, investor relations and other costs associated with being a public company.
Depreciation and Amortization
Depreciation consists of costs associated with property, plant and equipment (“PP&E”) and amortization of intangibles consisting of patents, licenses, and developed technology over their expected period of use. We expect that as we increase both our revenues and the number of our general and administrative personnel, we will invest in additional PP&E to support our growth resulting in additional depreciation and amortization.
Interest Expense
Interest expense consists primarily of interest incurred on our Line of Credit and Promissory Notes, unused line fees related to the Revolving Credit Facility, and amortization of debt issuance costs.
Other Income (Expense), Net
Other income (expense), net consists of income (expense) from foreign currency exchange adjustments for monetary assets and liabilities.

Income Tax Expense
Historically, Fluence Energy, LLC was not subject to U.S. federal or state income tax. As such, Fluence Energy, LLC did not pay U.S. federal or state income tax, as taxable income or loss will be included in the U.S. tax returns of its members. Fluence Energy LLC is subject to income taxes, including withholding taxes, outside the U.S. and our income tax expense (benefit) on the consolidated statements of operations primarily relates to income taxes from foreign operations and changes in valuation allowances related to deferred tax assets of certain foreign subsidiaries. After our IPO, we are now subject to U.S. federal and state income taxes with respect to our allocable share of any taxable income or loss of Fluence Energy, LLC, and we are taxed at the prevailing corporate tax rates. We continue to be subject to foreign income taxes with respect to our foreign subsidiaries and our expectations are valuation allowances will be needed in certain tax jurisdictions. In addition to tax expenses, we also will incur expenses related to our operations, as well as payments under the Tax Receivable Agreement, which we expect could be significant over time. We will receive a portion of any distributions made by Fluence Energy, LLC. Any cash received from such distributions from our subsidiaries will be first used by us to satisfy any tax liability and then to make payments required under the Tax Receivable Agreement.
Key Operating Metrics

The following tables present our key operating metrics as of December 31, 2021 and September 30, 2021, and for the three months ended December 31, 2021 and 2020.

(amounts in MW)	December 31, 2021	September 30, 2021	Change	Change %
Energy Storage Products
Deployed	1,033	971	62	6.4%
Contracted Backlog	3,217	2,679	538	20.1%
Pipeline	13,894	14,161	(267)	(1.9%)
Service Contracts
Asset under Management	832	772	60	7.8%
Contracted Backlog	2,108	1,918	190	9.9%
Pipeline	11,758	10,930	828	7.6%
Digital Contracts
Asset under Management	3,871	3,108	763	24.5%
Contracted Backlog	1,201	1,629	(428)	(26.3%)
Pipeline	4,493	3,301	1,192	36.1%

(amounts in MW)	Three Months Ended December 31,
	2021	2020	Change	Change %
Energy Storage Products
Contracted	600	96	504	525.0%
Service Contracts
Contracted	250	279	(29)	(10.4)%
Digital Contracts
Contracted	335	521	(186)	(35.7)%
Deployed or Asset Under Management
Deployed represents cumulative energy storage products that have achieved substantial completion and are not decommissioned.
Asset under management for service contracts represents our long-term service contracts with customers associated with our completed energy storage system products. We start providing maintenance, monitoring, or other operational services after the storage product projects are completed.
Asset under management for digital software contracts represents the amount of MWs under signed digital application contracts, including Fluence Trading Platform after the acquisition of AMS in fiscal year 2021.

Contracted Backlog and Contracted
For our energy storage products contracts, contracted backlog includes signed customer orders or contracts under execution prior to when substantial completion is achieved. For service contracts, contracted backlog includes signed service agreements associated with our storage product projects that have not been completed and the associated service has not started. For digital applications contracts, contracted backlog includes signed agreements where the associated subscription has not started.
Contracted represents new energy storage product contracts, new service contracts and new digital contracts signed during each fiscal year presented.
Pipeline
Pipeline represents our uncontracted, potential revenue from energy storage products, service, and digital software contracts currently in process, which have a reasonable likelihood of contract execution within 24 months. Pipeline is monitored by management to understand the growth of our Company and our estimated future revenue related to customer contracts for our battery-based energy storage products and services.
We cannot guarantee that our contracted backlog or pipeline will result in actual revenue in the originally anticipated period or at all. Contracted backlog and pipeline may not generate margins equal to our historical operating results. We have only recently begun to track our contracted backlog and pipelines on a consistent basis as performance measures, and as a result, we do not have significant experience in determining the level of realization that we will achieve on these contracts. Our customers may experience project delays or cancel orders as a result of external market factors and economic or other factors beyond our control. If our contracted backlog and pipeline fail to result in revenue at all or in a timely manner, we could experience a reduction in revenue, profitability, and liquidity. Pipeline is an internal management metric that we construct from market information reported by our global sales force. We monitor and track our pipeline, but it is not audited.
Non-GAAP Financial Measures
This section contains references to certain non-GAAP financial measures, including Adjusted EBITDA, Adjusted Gross Profit (Loss), Adjusted Gross Profit Margin, Adjusted Net Loss, and Free Cash Flow.
Adjusted EBITDA is calculated from the consolidated statements of operations using net income (loss) adjusted for (i) interest income (expense), net, (ii) income taxes, (iii) depreciation and amortization, (iv) stock-based compensation, and (v) other non-recurring income or expenses. Adjusted EBITDA may in the future also be adjusted for amounts impacting net income related to the Tax Receivable Agreement liability.
Adjusted Gross Profit (Loss) is calculated using gross profit (loss), adjusted to exclude stock-based compensation and certain non-recurring income or expenses. Adjusted Gross Profit Margin is calculated using Adjusted Gross Profit (Loss) divided by total revenue.
Adjusted Net Loss is calculated using net loss, adjusted to exclude (i) amortization of intangibles, (ii) stock-based compensation, (iii) other non-recurring income or expenses, and (iv) tax impact of these adjustments.
Free Cash Flow is calculated from the consolidated statements of cash flows and is defined as net cash provided by operating activities, less purchase of property and equipment made in the period. We expect our Free Cash Flow to fluctuate in future periods as we invest in our business to support our plans for growth. Limitations on the use of Free Cash Flow include (i) it should not be inferred that the entire Free Cash Flow amount is available for discretionary expenditures. For example, cash is still required to satisfy other working capital needs, including short-term investment policy, restricted cash, and intangible assets; (ii) Free Cash Flow has limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of other GAAP financial measures, such as net cash provided by operating activities; and (iii) this metric does not reflect our future contractual commitments.
These non-GAAP measures are intended as supplemental measures of performance and/or liquidity that are neither required by, nor presented in accordance with, GAAP. We present these non-GAAP measures because we believe they assist investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use certain of these non-GAAP measures (i) as factors in evaluating management’s performance when determining incentive compensation and (ii) to evaluate the effectiveness of our business strategies.

These non-GAAP measures should not be considered in isolation or as substitutes for performance measures calculated in accordance with GAAP and may not be comparable to similar measures presented by other entities. Readers are cautioned that these non-GAAP measures should not be construed as alternatives to other measures of financial performance calculated in accordance with GAAP. These non-GAAP measures and their reconciliation to GAAP financial measures are shown below.
The following tables present our non-GAAP measures for the periods indicated.

($ in thousands)	Three Months Ended December 31,		Change	Change %
	2021	2020
Net loss	$(111,460)	$(12,496)	$(98,964)	(792.0)%
Add (deduct):
Interest expense (income), net	615	86	529	(615.1)
Income tax expense	358	685	(327)	(47.7)
Depreciation and amortization	1,427	1,070	357	33.4
Stock-based compensation(a)	24,877	—	24,877	n/a
Non-recurring expenses(b)	41,350	—	41,350	n/a
Adjusted EBITDA	$(42,833)	$(10,655)	$(32,178)	(302.0)%
(a) Includes awards that will be settled in shares and awards that will be settled in cash.
(b) Amount in 2021 included $5.6 million related to non-recurring excess shipping costs and $31.3 million of project charges and other costs which are compounding effects of the COVID-19 pandemic, $4.3 million related to the 2021 cargo loss incident, and $0.1 million non-recurring IPO-related expenses which did not qualify for capitalization.

($ in thousands)	Three Months Ended December 31,		Change	Change %
	2021	2020
Total Revenue	$174,887	$116,233	58,654	50.5%
Cost of goods and services	228,036	111,434	116,602	104.6
Gross (loss) profit	(53,149)	4,799	(57,948)	(1207.5)
Add (deduct):
Stock-based compensation(a)	3,528	—	3,528	n/a
Non-recurring expenses(b)	41,266	—	41,266	n/a
Adjusted Gross Profit (Loss)	$(8,355)	$4,799	$(13,154)	(274.1)%
Adjusted Gross Profit Margin %	(4.8)%	4.1%
(a) Includes awards that will be settled in shares and awards that will be settled in cash.
(b) Amount in 2021 included $5.6 million related to non-recurring excess shipping costs and $31.3 million of project charges and other costs which are compounding effects of the COVID-19 pandemic, and $4.3 million related to the 2021 cargo loss incident.

($ in thousands)	Three Months Ended December 31,		Change	Change %
	2021	2020
Net loss	$(111,460)	$(12,496)	$(98,964)	(792.0)%
Add (deduct):
Amortization of intangible assets	918	800	118	14.8
Stock-based compensation(a)	24,877	—	24,877	n/a
Non-recurring expenses(b)	41,350	—	41,350	n/a
Adjusted Net Loss	$(44,315)	$(11,696)	$(32,619)	(278.9)%
(a) Includes awards that will be settled in shares and awards that will be settled in cash.
(b) Amount in 2021 included $5.6 million related to non-recurring excess shipping costs and $31.3 million of project charges and other costs which are compounding effects of the COVID-19 pandemic, $4.3 million related to the 2021 cargo loss incident, and $0.1 million non-recurring IPO-related expenses which did not qualify for capitalization.

($ in thousands)	Three Months Ended December 31,		Change	Change %
	2021	2020
Net cash used in operating activities	$(191,551)	$(58,308)	$(133,243)	(228.5)%
Less: Purchase of property and equipment	(870)	(1,055)	185	(17.5)
Free Cash Flows	$(192,421)	$(59,363)	$(133,058)	(224.1)%

Results of Operations
Comparison of the Three Months Ended December 31, 2021 to the Three Months Ended December 31, 2020
The following table sets forth our operating results for the periods indicated.

($ in thousands)	Three Months Ended December 31,		Change	Change %
	2021	2020
Total revenue	$174,887	$116,233	$58,654	50.5%
Costs of goods and services	228,036	111,434	116,602	104.6
Gross (loss) profit	(53,149)	4,799	(57,948)	(1207.5)
Gross Profit %	(30.4)%	4.1%
Operating expenses
Research and development	10,758	4,144	6,614	159.6
Sales and marketing	13,059	4,741	8,318	175.4
General and administrative	31,201	6,722	24,479	364.2
Depreciation and amortization	1,427	1,070	357	33.4
Interest expense	682	89	593	666.3
Other (expense) income, net	(826)	156	(982)	(629.5)
Loss before income taxes	(111,102)	(11,811)	(99,291)	(840.7)
Income tax expense	358	685	(327)	(47.7)
Net loss	$(111,460)	$(12,496)	$(98,964)	(792.0)%
Net loss attributable to non-controlling interests	$(82,655)	$(12,496)	$(70,159)	(561.5)%
Net loss attributable to Fluence Energy, Inc.	$(28,805)	n/a	n/a	n/a
Total Revenue
Total revenue increased from $116.2 million for the three months ended December 31, 2020 to $174.9 million for the three months ended December 31, 2021. The $58.7 million, or 50.5%, increase was mainly from the sales of our battery energy storage products as we expanded our business, particularly in the Americas and EMEA regions. While we continued our growth, our revenue for the three months ended December 31, 2021 has been negatively affected by impacts related to the COVID-19 pandemic, such as delays in shipping energy storage products and temporary closures of customer construction sites.
Costs of Goods and Services
Cost of goods and services increased from $111.4 million for the three months ended December 31, 2020 to $228.0 million for the three months ended December 31, 2021. The $116.6 million, or 104.6%, increase was primarily from materials and supplies associated with the sale of our battery energy storage products due to increased sales volume, as well as $36.9 million of increased shipping costs and project charges primarily attributable to the COVID-19 pandemic, and $3.5 million of stock based compensation expense.

Gross Profit (Loss) and Gross Profit Margin
Gross loss was $(53.1) million, and gross profit margin was (30.4)%, for the three months ended December 31, 2021, compared to a gross profit of $4.8 million, and a gross profit margin of 4.1%, for the three months ended December 31, 2020. The gross loss for the three months ended December 31, 2021 has been negatively impacted by (i) capacity constraints within the shipping industry and increased shipping costs, both of which are caused primarily as a result of the COVID-19 pandemic, (ii) cost overruns, delays and other project charges we are experiencing in some projects currently under construction, and (iii) the Cargo Loss Incident.
Research and Development Expenses
Research and development expenses increased from $4.1 million for the three months ended December 31, 2020 to $10.8 million for the three months ended December 31, 2021. The $6.6 million, or 159.6%, increase for the three months ended December 31, 2021 compared to the same period prior year was mainly related to increased salaries and personnel-related costs due to higher headcount to support the growth of the Company, including $1.8 million of stock based compensation expense.
Sales and Marketing Expenses
Sales and marketing expenses increased from $4.7 million for the three months ended December 31, 2020 to $13.1 million for the three months ended December 31, 2021. The increase of $8.3 million, or 175.4%, is primarily related to increased personnel-related expenses for our sales and marketing organization, consultants and other third-party vendors, including $6.4 million of stock based compensation expense.
General and Administrative Expenses
General and administrative expenses increased from $6.7 million for the three months ended December 31, 2020 to $31.2 million for the three months ended December 31, 2021. The increase of $24.5 million, or 364.2%, was mainly related to increases in personnel-related expenses including corporate, executive, finance, and other administrative functions, including $13.1 million of stock based compensation expense, as well as expenses for outside professional services as we have been expanding our personnel headcount rapidly to support our growth.
Depreciation and Amortization
Depreciation and amortization increased from $1.1 million for the three months ended December 31, 2020 to $1.4 million for the three months ended December 31, 2021. The slight increase was attributable to the depreciation from increased fixed assets.
Interest expense
Interest expense was $0.7 million for the three months ended December 31, 2021, compared to $0.1 million for the three months ended December 31, 2020. The increase was mainly due to increased short-term borrowings from the Promissory Notes and Line of Credit, unused line fees related to the Revolver, and amortization of debt issuance costs.
Other Income (Expense), Net
Other expense was $(0.8) million for the three months ended December 31, 2021, compared to other income of $0.2 million for the three months ended December 31, 2020. The change was mainly a result of foreign currency exchange adjustments for monetary assets and liabilities.
Income Tax Expense
Income tax expense decreased from $0.7 million for the three months ended December 31, 2020 to $0.4 million for the three months ended December 31, 2021. The effective income tax rate was (0.3)% and (5.8)% for the three months ended December 31, 2021 and 2020, respectively. The decrease in income tax expense and change in effective tax rate were primarily due to an increase in global pre-tax loss.

Liquidity and Capital Resources
Since inception and through December 31, 2021, our principal sources of liquidity were the proceeds from our IPO, our cash and cash equivalents, short-term borrowings, capital contributions from AES Grid Stability and Siemens Industry, and proceeds from the QFH investment and supply chain financing.
On November 1, 2021, Upon the closing of our IPO, we received net proceeds of $935.8 million, after deducting underwriting discounts and offering expenses payable by the Company. The net proceeds from the IPO have been used to purchase 35,650,000 newly issued LLC Interests directly from Fluence Energy, LLC at a price per unit equal to the IPO price per share of Class A common stock less the underwriting discount and estimated offering expenses payable by us. Fluence Energy, LLC used the net proceeds from the sale of LLC Interests to Fluence Energy, Inc. to repay all outstanding borrowings under our existing Line of Credit and the Promissory Notes, and the remainder is used for working capital and other general corporate purposes.
Prior to the IPO, we had a Line of Credit with Citibank which allowed us to borrow an amount in aggregate not to exceed $50.0 million, with the expiration date on March 31, 2023. During the three months ended December 31, 2021, the Company paid off the $50.0 million outstanding borrowing under the Line of Credit using the proceeds from the IPO. The Line of Credit was canceled shortly thereafter.
Additionally, we funded our liquidity through borrowings from AES Grid Stability and Siemens Industry. On August 11, 2021, Fluence Energy, LLC entered into a promissory note with each of Siemens Industry and AES Grid Stability, under which Fluence Energy, LLC received a bridge financing of an aggregate of $50.0 million. In connection with the bridge financing, Fluence Energy, LLC issued a $25.0 million promissory note to each of Siemens Industry and AES Grid Stability (together, the “Promissory Notes”). The Promissory Notes bear interest at a rate of 2.86%. The Promissory Notes were repaid on November 1, 2021 using proceeds from the IPO.
We have provided certain of our suppliers with access to a supply chain financing program through a third-party financing institution (the “SCF Bank”). This program allows us to seek extended payment terms with our suppliers and allows our suppliers to monetize their receivables prior to the payment due date, subject to a discount. Once a supplier elects to participate in the program and reaches an agreement with the SCF Bank, the supplier elects which individual invoices to sell to the SCF Bank. We then pay the SCF Bank on the invoice due date. We have no economic interest in a supplier’s decision to sell a receivable to the SCF Bank. The agreements between our suppliers and the SCF Bank are solely at their discretion and are negotiated directly between them. Our suppliers’ ability to continue using such agreements is primarily dependent upon the strength of our financial condition and guarantees issued by AES and Siemens. As of December 31, 2021, AES and Siemens issued guarantees of $50.0 million each, for a total of $100.0 million, to the SCF Bank on our behalf. As of December 31, 2021, we had $34.6 million of payables outstanding subject to the program. All outstanding payments owed under the program are recorded within “Accounts payable” on the condensed consolidated balance sheets.
Revolving Credit Facility
We entered into a Revolving Credit Facility on November 1, 2021, by and among Fluence Energy, LLC, as the borrower, Fluence Energy Inc., as a parent guarantor, the subsidiary guarantors party thereto, the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent and collateral agent. The Revolver is secured by a (i) first priority pledge of the equity securities of Fluence Energy, LLC and its subsidiaries and (ii) first priority security interests in, and mortgages on, substantially all tangible and intangible personal property and material fee-owned real property of Fluence Energy, LLC, the parent guarantor and each subsidiary guarantor party thereto, in each case, subject to customary exceptions and limitations. The initial aggregate amount of commitments is $190.0 million from the lenders party including JP Morgan Chase Bank, N.A., Morgan Stanley Senior Funding, Inc., Bank of America, N.A., Barclays Bank PLC, and five other banks. The maturity date of the Revolver is November 1, 2025.
The interest rate is either (i) the Adjusted LIBOR or Adjusted EURIBO Rate (each as defined in the Revolver) plus 3.0% or (ii) the Alternate Base Rate (as defined in the Revolver) plus 2.0% (subject to customary LIBOR replacement provisions and alternative benchmark rates including customary spread adjustments with respect to borrowings in foreign currency), at the option of Fluence Energy, LLC. Fluence Energy, LLC is required to pay to the lenders a commitment fee of 0.55% per annum on the average daily unused portion of the revolving commitments through maturity, which will be the four-year anniversary of the closing date of the Revolver. The Revolver also provides for up to $190.0 million in letter of credit issuances, which will require customary issuance and administration fees, as well as a fronting fee payable to each issuer thereof and a letter of credit participation fee of 2.75% per annum payable to the lenders.

The Revolver contains covenants that, among other things, will restrict our ability to incur additional indebtedness; incur liens; sell, transfer, or dispose of property and assets; make investments or acquisitions; make dividends, distributions, or other restricted payments; and engage in affiliate transactions. The Revolver limits our ability to make certain payments, including dividends and distributions on Fluence Energy, LLC’s equity, Fluence Energy, Inc.’s equity and other restricted payments. In addition, we are required to maintain (i) minimum liquidity and gross revenue requirements, in each case, until consolidated EBITDA reaches $150.0 million for the most recent four fiscal quarters and we make an election, and (ii) thereafter, a maximum total leverage ratio and a minimum interest coverage ratio. Such covenants will be tested on a quarterly basis.
Historical Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities for the periods presented.

	Three Months Ended December 31,		Change	Change %
($ in thousands)	2021	2020
Net cash used in operating activities	$(191,551)	$(58,308)	$(133,243)	(228.5)%
Net cash used in investing activities	$(870)	$(19,055)	$18,185	(95.4)%
Net cash provided by financing activities	$833,487	$22,000	$811,487	3688.6%
Net cash flows used in operating activities were $191.6 million for the three months ended December 31, 2021 compared to $58.3 million for the three months ended December 31, 2020. The increase in net operating cash outflows was mainly due to increased net loss for the three months ended December 31, 2021, $81.1 million decrease in accounts payable, and $60.0 million advance payment as a capacity guarantee pursuant to a purchase agreement with one of our suppliers.
Net cash flows used in investing activities were $0.9 million for the three months ended December 31, 2021, which is related to the purchases of property and equipment. Net cash flows used in investing activities were $19.1 million for the three months ended December 31, 2020, which included $18.0 million cash paid for a business acquisition and $1.1 million purchases of property and equipment.
Net cash flows provided by financing activities were $833.5 million for the three months ended December 31, 2021, which included $948.0 million net proceeds from issuance of Class A common stock sold in the IPO, net of underwriting discounts, offset by the repayment of $100.0 million short term borrowings from the Line of Credit and the Promissory Notes, a $6.3 million payment of transaction cost related to issuance of membership units, $5.5 million payments of IPO costs, and $2.7 million payments of debt issuance costs related to the Revolver. Cash flows provided by financing activities of $22.0 million for the three months ended December 31, 2020 related to short term borrowings under the Line of Credit.
Credit Support and Reimbursement Agreement
We are party to an Amended and Restated Credit Support and Reimbursement Agreement with AES and Siemens Industry whereby they may, from time to time, agree to furnish credit support to us in the form of direct issuances of credit support to our lenders or other beneficiaries or through their lenders’ provision of letters of credit to backstop our own facilities or obligations. Pursuant to the Credit Support and Reimbursement Agreement, if AES or Siemens Industry agree to provide a particular credit support (which they are permitted to grant or deny in their sole discretion), they are entitled to receipt of a credit support fee and reimbursement for all amounts paid to our lenders or other counterparties, payable upon demand. The Credit Support and Reimbursement Agreement will not provide any credit support from September 30, 2026, provided that either AES or Siemens Industry will be permitted to terminate the agreement upon six months prior notice.
Critical Accounting Policies and Use of Estimates
Our financial statements have been prepared in accordance with GAAP. In the preparation of these financial statements, we consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates, and assumptions could have a material impact on the consolidated financial statements.

Income Tax Expense
Historically, Fluence Energy, LLC was not subject to U.S. federal or state income tax. As such, Fluence Energy, LLC did not pay U.S. federal or state income tax, as taxable income or loss will be included in the U.S. tax returns of its members. Fluence Energy LLC is subject to income taxes, including withholding taxes, outside the U.S. and our income tax expense (benefit) on the consolidated statements of operations primarily relates to income taxes from foreign operations and changes in valuation allowances related to deferred tax assets of certain foreign subsidiaries. After our IPO, we are now subject to U.S. federal and state income taxes with respect to our allocable share of any taxable income or loss of Fluence Energy, LLC, and we are taxed at the prevailing corporate tax rates. We continue to be subject to foreign income taxes with respect to our foreign subsidiaries and our expectations are valuation allowances will be needed in certain tax jurisdictions. In addition to tax expenses, we also will incur expenses related to our operations, as well as payments under the Tax Receivable Agreement, which we expect could be significant over time. We will receive a portion of any distributions made by Fluence Energy, LLC. Any cash received from such distributions from our subsidiaries will be first used by us to satisfy any tax liability and then to make payments required under the Tax Receivable Agreement.
There were no other significant changes in application of our critical accounting policies or estimation procedures from those presented in our 2021 Annual Reporting.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes with respect to our market risk disclosed in our 2021 Annual Report.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to provide reasonable assurance of achieving the objective that information in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified and pursuant to the requirements of the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As required by SEC Rule 13a-15(b), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2021, the end of the period covered by this Report. Based upon that evaluation, and as a result of the material weaknesses described below, management concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective at the reasonable assurance level.
Material Weaknesses and Remediation Measures
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.
As of December 31, 2021, a material weakness in the internal control over revenue recognition process has not been remediated. The design and implementation of controls did not sufficiently interpret ASC 606 and its application to in-transit, uninstalled or delivered equipment, as well as liquidated damages. We are in the process of remediating the material weakness which includes, without limitation, i) hiring additional experienced accounting, financial reporting and internal control personnel, ii) implementing controls to enhance our review of significant accounting transactions and other new technical accounting and financial reporting issues and preparing and reviewing accounting memoranda addressing these issues, and iii) implementing controls to enable an effective and timely review of account analyses and account reconciliations. We have recently hired additional resources, and we have engaged with a third-party consulting firm to assist us with our formal internal control plan and provide staff augmentation.

We believe we are making progress toward achieving the effectiveness of our internal control over financial reporting and disclosure controls and procedures. The actions that we are taking are subject to ongoing senior management review, as well as Audit Committee oversight. We will not be able to conclude whether the steps we are taking will fully remediate these material weaknesses in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness. We may also conclude that additional measures may be required to remediate the material weaknesses in our internal control over financial reporting, which may necessitate additional implementation and evaluation time. We will continue to assess the effectiveness of our internal control over financial reporting and take steps to remediate the known material weaknesses expeditiously.
Changes in Internal Control over Financial Reporting
We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting. Other than the changes to our internal control over financial reporting described in “Material Weakness and Remediation Measures” above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
From time to time, we may be involved in litigation relating to claims that arise out of our operations and businesses and that cover a wide range of matters, including, among others, intellectual property matters, contract disputes, insurance and property damage claims, employment claims, personal injury claims, product liability claims, environmental claims and warranty claims. Currently, there are no claims or proceedings against us that we believe will have a material adverse effect on our business, financial condition, results of operations or cash flows. However, the results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, we may incur significant costs and experience a diversion of management resources as a result of claims and litigation.
For a description of our material pending legal contingencies, please see Note 12- Commitments and Contingencies, to the unaudited condensed consolidated financial statements included elsewhere in this Report.
Item 1A. Risk Factors
There have been no material changes with respect to our risk factors disclosed in our 2021 Annual Report, except as stated below. You should carefully consider the risks described in Item 1A. "Risk Factors" of our 2021 Annual Report, which are incorporated herein by reference, together with all of the other information included in this Report, before making an investment decision. Our business, financial condition and results of operations could be materially and adversely affected by any of these risks or uncertainties.
Significant changes in the cost of raw materials or to logistic cost could adversely affect our financial performance.
We are subject to risk from fluctuating market prices of certain commodity raw materials, including steel, aluminum, lithium carbonate and cobalt, that are used in the components from suppliers, such as lithium-ion batteries, that are used in our energy storage products. Our revenue growth is directly tied to the continued adoption of energy storage products by our customers, which may be affected by price fluctuations, or if lithium-ion storage technology is not competitive with other storage technologies. Prices of these raw materials may be affected by supply restrictions or other logistic costs market factors from time to time. As we are not the direct buyer of these raw materials, we do not enter into hedging arrangements to mitigate commodity risk. Significant price changes for these raw materials could reduce our operating margins if suppliers increase component prices and we are unable to recover such increases from our customers, and could harm our business, financial condition, and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Equity Securities
In connection with the consummation of our IPO, the Company issued (i) 117,173,390 shares of Class B-1 common stock of the Company, par value $0.00001 per share, consisting of 58,586,695 shares issued to AES Grid Stability and 58,586,695 shares issued to Siemens Industry, on a one-to-one basis equal to the number of LLC Interests they own, respectively, in exchange for nominal consideration and (ii) 18,493,275 shares of the Common Stock to Qatar Holding LLC, as consideration in the Blocker Mergers undertaken in connection with the IPO, in exchange for the LLC Interests the Blocker Company held prior to the Blocker Merger (the “Exchange”) .
No underwriters were involved in the issuance and sale of the shares of Class B-1 common stock or the issuance of shares of Common Stock pursuant to the Exchange. The shares of Class B-1 common stock and shares of Common Stock issued to Qatar Holding LLC pursuant to the Exchange were issued in reliance upon an exemption from registration pursuant to Section 4(a)(2) of the Securities Act on the basis that the transaction did not involve a public offering.
Use of Proceeds
On November 1, 2021, we completed our IPO, in which we issued and sold 35,650,000 shares of our Class A common stock at a price to the public of $28.00 per share. We raised net proceeds of $935.8 million after deducting underwriting discounts and offering expenses payable by the Company. The net proceeds from our IPO were used to purchase 35,650,000 newly issued LLC Interests directly from Fluence Energy, LLC at a price per unit equal to the IPO price per share of Class A common stock less the underwriting discount and estimated offering expenses payable by us.
Fluence Energy, LLC used the net proceeds from the sale of LLC Interests to Fluence Energy, Inc. to repay all outstanding borrowings under our existing Line of Credit and the Promissory Notes, and the remainder will be for working capital and other general corporate purposes.

There has been no material change in the expected use of net proceeds from the IPO as described in the IPO Registration Statement.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
None

Item 6. Exhibits
(a)The following exhibits are filed as part of this Report

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Fluence Energy, Inc.	8-K	001-40978	3.1	November 3, 2021
3.2	Amended and Restated Bylaws of Fluence Energy, Inc.	8-K	001-40978	3.2	November 3, 2021
31.1*
Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*
Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
* Filed herewith.
** This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fluence Energy, Inc.

Date: February 10, 2022	By:	/s/ Manuel Perez Dubuc
Manuel Perez Dubuc Chief Executive Officer

Date: February 10, 2022	By:	/s/ Dennis Fehr
Dennis Fehr Chief Financial Officer