Form 10-Q
period 2022-03-31
Fluence Energy, Inc.
filed 2022-05-13
CIK 1868941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
(833) 358-3623
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of May 12, 2022, the registrant had 55,170,050 shares of Class A common stock outstanding and 117,173,390 shares of Class B-1 common stock outstanding.

Cautionary Statement Regarding Forward-Looking Information
Certain statements in this Quarterly Report on Form 10-Q (this “ Report”), excluding historical information, contain or may contain forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Statements regarding our future results of operations and financial position, business strategy and plans, and objectives of management for future operations, including, among others, statements regarding expected growth, future capital expenditures and debt service obligations, are forward-looking statements. In some cases, you may identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “seeks,” “intends,” “targets,” “projects,” “contemplates,” “grows,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
Factors that could cause our actual results to differ materially from those indicated in any forward-looking statements, include, but are not limited to, the following:
•our future financial and operating performance, including our ability to achieve or maintain profitability;
•our ability to successfully execute our business plan and growth strategy;
•the sufficiency of our cash and cash equivalents to meet our liquidity needs;
•our ability to attract and retain customers;
•our ability to develop new offerings and services, including digital applications;
•our ability to optimize existing and future sales channels and market segmentation;
•our ability to compete with existing and new competitors in existing and future markets and offerings;
•our ability to attract and retain talent;
•the impact of economic, social, and political instability in the markets in which we operate;
•changes in inflation, interest rates and foreign currency exchange rates;
•our expectations regarding the size and growth of our existing and future markets in which we compete;
•the continued and potential future impact of the COVID-19 pandemic on our ground operations at project sites, our manufacturing facilities, our customers, our workforce, and our suppliers and our vendors;
•our ability to maintain customer contracts due to events and incidents relating to storage, delivery, installation, operation and shutdowns of our energy storage products, including events and incidents outside of our control;
•our ability to prevent defects, errors, or bugs in hardware or software of our products and technology as well as any defects that may give product liability or other claims;
•the impact of any existing and new laws and regulations on our business and operations;
•our assessment and expectations regarding our global growth;
•our expectations concerning our relationships with third parties;
•our ability to maintain, protect, and enhance our intellectual property;
•the performance of our acquisitions;
•the increased expenses associated with being a public company;
•the continued listing of our securities on the Nasdaq Global Select Market;

•the significant influence the Founders have over us, including control over decisions that require the approval of stockholders; and
•other factors described in Part I, Item 1A “Risk Factors” in our 2021 Annual Report and Item 1A “Risk Factors” in this Report.
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

Part I - Financial Information
Item 1. Financial Statements
FLUENCE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(U.S. Dollars in Thousands, except share and per share amounts)

	March 31, 2022	September 30, 2021
Assets
Current assets
Cash and cash equivalents	$651,948	$36,829
Restricted cash	70,740	1,240
Trade receivables, net of allowances ($86 and $90 at March 31, 2022 and September 30, 2021, respectively)	126,234	46,664
Unbilled receivables	81,300	101,975
Receivables from related parties	37,034	33,362
Advances to suppliers	49,270	9,741
Inventory, net	351,985	389,787
Other current assets	47,409	41,917
Total current assets	1,415,920	661,515
Non-current assets
Property and equipment, net	8,496	8,206
Intangible assets, net	34,439	36,057
Goodwill	9,168	9,176
Deferred income tax asset	1,184	1,184
Advances to suppliers	26,250	—
Debt issuance cost	2,954	222
Other non-current assets	2,525	1,315
Total non-current assets	85,016	56,160
Total assets	$1,500,936	$717,675
Liabilities, Stockholders’ Equity, Members’ Deficit, and Mezzanine Equity
Current liabilities
Accounts payable	$121,620	$158,366
Deferred revenue	222,815	71,365
Borrowing from line of credit	—	50,000
Borrowing from related parties	—	50,000
Personnel related liabilities	15,935	12,861
Accruals and provisions	217,125	186,143
Payables and deferred revenue with related parties	176,673	227,925
Taxes payable	17,275	12,892
Other current liabilities	3,334	1,941
Total current liabilities	774,777	771,493
Non-current liabilities
Personnel related liabilities	397	1,607
Accruals and provisions	305	774
Total non-current liabilities	702	2,381
Total liabilities	775,479	773,874
Commitments and contingencies (See Note 12)
Mezzanine equity (0 and 18,493,275 units issued and outstanding as of March 31, 2022 and September 30, 2021, respectively)	—	117,235
Stockholders’ Equity / Members’ Deficit
Members’ capital contributions		106,152
Preferred stock, $0.00001 per share, 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2022	—	—
Class A common stock, $0.00001 par value per share, 1,200,000,000 shares authorized; 54,143,275 shares issued and outstanding as of March 31, 2022.	—	—
Class B-1 common stock, $0.00001 par value per share, 300,000,000 shares authorized; 117,173,390 shares issued and outstanding as of March 31, 2022	1	—
Class B-2 common stock, $0.00001 par value per share, 300,000,000 shares authorized; no shares issued and outstanding as of March 31, 2022	—	—
Additional paid-in capital	289,428	—
Accumulated other comprehensive loss	(2)	(285)
Accumulated deficit	(47,990)	(279,301)
Total stockholders’ equity attributable to Fluence Energy, Inc./ Members’ deficit	241,437	(173,434)
Non-controlling interest	484,020	—
Total stockholders’ equity and members’ deficit	725,457	(173,434)
Total liabilities, stockholders’ equity, members’ deficit, and mezzanine equity	$1,500,936	$717,675
The accompanying notes are an integral part of these statements

FLUENCE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS (UNAUDITED)
(U.S. Dollars in Thousands, except share and per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Revenue	$115,798	$67,886	$142,852	$165,714
Revenue from related parties	226,926	30,247	374,759	48,652
Total revenue	342,724	98,133	517,611	214,366
Cost of goods and services	357,472	97,118	585,508	208,552
Gross (loss) profit	(14,748)	1,015	(67,897)	5,814
Operating expenses:
Research and development	13,340	8,367	24,098	12,511
Sales and marketing	6,191	5,180	19,250	9,921
General and administrative	25,237	8,276	56,438	14,998
Depreciation and amortization	1,493	1,162	2,920	2,232
Interest expense	676	386	1,358	475
Other income (expense), net	1,109	(667)	283	(511)
Loss before income taxes	(60,576)	(23,023)	(171,678)	(34,834)
Income tax expense	128	509	486	1,194
Net loss	(60,704)	(23,532)	(172,164)	(36,028)
Net loss attributable to non-controlling interest	$(41,519)	$(23,532)	$(124,174)	$(36,028)
Net loss attributable to Fluence Energy, Inc.	$(19,185)	n/a	$(47,990)	n/a

Weighted average number of Class A common shares outstanding
Basic and diluted	54,143,275	n/a	54,143,275	n/a
Loss per share of Class A common stock
Basic and diluted	$(0.35)	n/a	$(0.89)	n/a

Foreign currency translation gain (loss), net of income tax (expense) benefit of $0 in each period	(20)	122	279	(729)
Total other comprehensive income (loss)	(20)	122	279	(729)
Total comprehensive loss	(60,724)	(23,410)	(171,885)	(36,757)
Comprehensive loss attributable to non-controlling interest	$(41,533)	$(23,410)	$(124,103)	$(36,757)
Total comprehensive loss attributable to Fluence Energy, Inc.	$(19,191)	n/a	$(47,782)	n/a

The accompanying notes are an integral part of these statements

FLUENCE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY, MEMBERS’
DEFICIT, AND MEZZANINE EQUITY (UNAUDITED)
(U.S. Dollars in Thousands, except share/unit amounts)

	Mezzanine Equity	Members’ capital contributions	Class A Common Stock		Class B-1 Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Non-Controlling interest	Total stockholders’ equity and members’ deficit
			Shares	Amount	Shares	Amount
Balance at December 31, 2021	$—	$—	54,143,275	$—	117,173,390	$1	$281,347	$(28,805)	$4	$525,553	$778,100
Net loss	—	—	—	—	—	—	—	(19,185)	—	(41,519)	(60,704)
Activity under stock compensation plan	—	—	—	—	—	—	8,081	—	—	—	8,081
Other comprehensive loss, net of income tax benefit of $0	—	—	—	—	—	—	—	—	(6)	(14)	(20)
Balance at March 31, 2022	$—	$—	54,143,275	$—	117,173,390	$1	$289,428	$(47,990)	$(2)	$484,020	$725,457

Balance at September 30, 2021	$117,235	$106,152	—	$—	—	$—	$—	$(279,301)	$(285)	$—	$(173,434)
Net loss prior to the Transactions	—	—	—	—	—	—	—	—	—	(20,317)	(20,317)
Other comprehensive income prior to the Transactions, net of income tax expense of $0	—	—	—	—	—	—	—	—	175	—	175
Effect of the Transactions	(117,235)	(106,152)	18,493,275	—	117,173,390	1	(24,091)	279,301	75	(31,899)	117,235
Issuance of Class A Common stock in IPO, net of issuance costs	—	—	35,650,000	—	—	—	295,740	—	—	640,022	935,762
Net loss subsequent to the Transactions	—	—	—	—	—	—	—	(47,990)	—	(103,857)	(151,847)
Activity under stock compensation plan	—	—	—	—	—	—	17,779	—	—	—	17,779
Other comprehensive income subsequent to the Transactions, net of income tax expense of $0	—	—	—	—	—	—	—	—	33	71	104
Balance at March 31, 2022	$—	$—	54,143,275	$—	117,173,390	$1	$289,428	$(47,990)	$(2)	$484,020	$725,457

	Limited Members’ Capital		Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Members’ Deficit
	Units	Amount
Balance at December 31, 2020	7,920,000	$99,872	$(650)	$(129,794)	$(30,572)
Net loss				(23,532)	(23,532)
Other comprehensive income, net of income tax expense of $0			122		122
Balance at March 31, 2021	7,920,000	$99,872	$(528)	$(153,326)	$(53,982)

Balance at September 30, 2020	7,920,000	$99,872	$201	$(117,298)	$(17,225)
Net loss	—	—	—	(36,028)	(36,028)
Other comprehensive loss, net of income tax benefit of $0	—	—	(729)	—	(729)
Balance at March 31, 2021	7,920,000	$99,872	$(528)	$(153,326)	$(53,982)
The accompanying notes are an integral part of these statements

FLUENCE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(U.S. Dollars in Thousands)

	Six Months Ended March 31,
	2022	2021
Operating activities
Net loss	$(172,164)	$(36,028)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,920	2,232
Amortization of debt issuance costs	343	—
Stock based compensation expense	27,605	—
Benefit on loss contracts	(6,261)	(1,858)
Changes in operating assets and liabilities:
Trade receivables	(79,570)	(22,287)
Unbilled receivables	20,675	(8,223)
Receivables from related parties	(3,672)	17,402
Advances to suppliers	(65,779)	(13,184)
Inventory, net	37,802	(304,707)
Other current assets	(7,391)	(2,554)
Other non-current assets	135	4
Accounts payable	(30,426)	58,851
Payables and deferred revenue with related parties	(51,252)	95,541
Deferred revenue	151,450	85,060
Current accruals and provisions	37,243	50,232
Taxes payable	4,383	(4,566)
Other current liabilities	373	457
Other non-current liabilities	(1,679)	488
Cash settled for stock based compensation	(5,731)	—
Net cash used in operating activities	(140,996)	(83,140)
Investing activities
Purchase of equity securities	(1,124)	—
Cash paid for business acquisition	—	(18,000)
Purchase of property and equipment	(1,271)	(2,227)
Net cash used in investing activities	(2,395)	(20,227)
Financing activities
Proceeds from issuance of Class A common stock sold in the IPO, net of underwriting discounts	947,991	—
Payment of IPO costs	(10,330)	—
Payment of transaction cost related to issuance of membership units	(6,320)	—
Payment of debt issuance costs	(3,297)	—
Repayment of promissory notes – related parties	(50,000)	—
Borrowing from line of credit	—	38,000
Repayment to line of credit	(50,000)	—
Other	—	2,236
Net cash provided by financing activities	828,044	40,236
Effect of exchange rate changes on cash and cash equivalents	(34)	(791)
Net increase (decrease) in cash and cash equivalents	684,619	(63,922)
Cash, cash equivalents, and restricted cash as of the beginning of the period	38,069	95,051
Cash, cash equivalents, and restricted cash as of the end of the period	$722,688	$31,129
Supplemental Cash Flows Information
Interest Paid	$503	$271
Cash paid for income taxes	$614	$4,124

Non-cash financing activities
Reclassification of deferred offering costs to additional paid-in capital	$1,899	$—
The accompanying notes are an integral part of these statements

FLUENCE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.    Organization and Operations
Fluence Energy, Inc., a Delaware corporation (“the Company”), was formed on June 21, 2021. We conduct our business operations through Fluence Energy, LLC and its direct and indirect subsidiaries. Fluence Energy, LLC was formed on June 30, 2017 as a joint venture between Siemens Industry, Inc. (“Siemens Industry”), an indirect subsidiary of Siemens AG (“Siemens”), and AES Grid Stability, LLC (“AES Grid Stability”), an indirect subsidiary of the AES Corporation (“AES”), and commenced operations on January 1, 2018. We refer to Siemens Industry and AES Grid Stability as the “Founders” in this Quarterly Report on Form 10-Q (this “Report”).
Fluence Energy, LLC, along with its wholly owned subsidiaries, is primarily engaged in the construction and sale of battery-based energy storage products and providing operational services and artificial intelligence (AI)-enabled digital applications (“Fluence IQ”) for renewables and storage throughout the world, including the Americas, EMEA, and Asia Pacific regions. Except where the context clearly indicates otherwise, “Fluence,” “we,” “us,” “our” or the “Company” refers to Fluence Energy, Inc. and its wholly owned subsidiaries.
The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer. The Company’s CODM reviews financial information on a condensed consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, the Company has determined that it operates in one operating segment, which corresponds to one reportable segment.
QFH’s Investment in Fluence Energy, LLC
On December 27, 2020, Fluence Energy, LLC entered into an agreement with QIA Florence Holdings LLC (“QFH” or the “Blocker Company”) for a $125.0 million investment. QFH was issued 18,493,275 Class B units of Fluence Energy, LLC. QFH is an affiliate of the Qatar Investment Authority (“QIA”), the sovereign wealth fund of Qatar, and its subsidiaries and affiliates. At September 30, 2021, the investment was recognized at carrying value within mezzanine equity on the consolidated balance sheets. As part of the transactions related to our initial public offering closed on November 1, 2021, QFH elected to convert their Class B units to the common stock of Fluence Energy Inc., which is a conversion available to all of the holders of Fluence Energy, LLC Class A and Class B units. Accordingly, as of March 31, 2022, no mezzanine equity is recorded on the condensed consolidated balance sheets.
Initial Public Offering and Related Transactions
On November 1, 2021, the Company completed an initial public offering (the “IPO”) and a series of organization transactions (collectively with the IPO, the “Transactions”), in which the Company issued and sold 35,650,000 shares of its Class A common stock, par value $0.00001 per share, at the public offering price of $28.00 per share, which includes the exercise by the underwriters of their option to purchase an additional 4,650,000 shares of the Company’s Class A common stock. The net proceeds to the Company from the IPO were $935.8 million, after deducting underwriting discounts and offering expenses paid by the Company.
Immediately following the consummation of the Transactions:
•Fluence Energy, Inc. became a holding company. As the sole managing member of Fluence Energy, LLC, Fluence Energy, Inc. controls the business and affairs of Fluence Energy, LLC and its direct and indirect subsidiaries;
•Fluence Energy, Inc. owns, directly or indirectly, 54,143,275 LLC Interests in Fluence Energy, LLC, representing approximately 31.6% of the economic interest in Fluence Energy, LLC;
•the Founders own 117,173,390 LLC Interests in Fluence Energy, LLC, representing approximately 68.4% of the economic interest in Fluence Energy, LLC;
•the investors in our IPO own 35,650,000 shares of Class A common stock of Fluence Energy, Inc., representing approximately 65.8% of the economic interest in Fluence Energy, Inc.; Qatar Holding LLC, the owner of the original Blocker Company owns 18,493,275 shares of Class A common stock of Fluence Energy, Inc., representing approximately 34.2% of the economic interest in Fluence Energy, Inc.; and
•the Founders own 117,173,390 shares of Class B-1 common stock of Fluence Energy, Inc.

Refer to Note 19 - Subsequent Events to the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 (“ 2021 Annual Report”) for a detailed discussion on the IPO and related Transactions.
2.    Summary of Significant Accounting Policies and Estimates
Principles of Accounting and Consolidation
As the sole managing member of Fluence Energy, LLC, Fluence Energy, Inc. operates and controls all the business and affairs of Fluence Energy, LLC and, through Fluence Energy, LLC and its direct and indirect subsidiaries, conducts the Company’s business. Fluence Energy, LLC is a variable interest entity, of which the Fluence Energy, Inc. beneficially owns a 31.6% interest as of March 31, 2022. For accounting purposes, Fluence Energy, Inc. is considered the primary beneficiary and therefore consolidates the results of Fluence Energy, LLC and its direct and indirect subsidiaries. Prior to the IPO, Fluence Energy, Inc. had no operations and had no asset or liabilities. Accordingly, financial results, balances, and other information included herein for periods prior to the IPO are reflective of Fluence Energy, LLC.
The accompanying condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and under the rules of the U.S. Securities and Exchange Commission (the “SEC”). The accompanying condensed consolidated financial statements include the accounts of Fluence Energy Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Non-Controlling Interest
The non-controlling interest on the condensed consolidated statements of operations and comprehensive loss represents the portion of earnings or loss attributable to the economic interest in Fluence Energy, LLC, held by the Founders. For the six months ended March 31, 2022, the net loss of Fluence Energy, LLC prior to the date of the Transactions has been attributed to the non-controlling interest, and the net loss of Fluence Energy, LLC subsequent to the date of the Transactions has been allocated between Fluence Energy, Inc. and the non-controlling interest based on the respective ownership percentages of Fluence Energy, LLC held by Fluence Energy, Inc. and the Founders. Non-controlling interest on the condensed consolidated balance sheets represents the portion of net assets of the Fluence Energy, LLC attributable to the Founders, based on the portion of the LLC Interests owned by such shareholders. As of March 31, 2022, the non-controlling interest was 68.4%.
Unaudited Interim Financial Information
The accompanying condensed consolidated financial statements as of March 31, 2022, and for the three and six months ended March 31, 2022 and 2021 are unaudited. These financial statements should be read in conjunction with the Company’s audited financial statements included in our 2021 Annual Report. In our opinion, such unaudited financial statements reflect all adjustments, including normal recurring items, that are necessary for the fair statement of the Company’s financial position as of March 31, 2022, the results of its operations for the three and six months ended March 31, 2022 and 2021, and its cash flows for the six months ended March 31, 2022 and 2021. The financial data and other information disclosed in these notes related to the three and six months ended March 31, 2022 and 2021 are also unaudited. The results for the three and six months ended March 31, 2022 and 2021 are not necessarily indicative of results for the full year ending September 30, 2022 and 2021, any other interim periods, or any future year or period. The balance sheet as of September 30, 2021 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the interim financial statements.
For a complete description of our significant accounting policies, refer to Note 2 - Summary of Significant Accounting Policies and Estimates to the audited consolidated financial statements included in our 2021 Annual Report. We include herein certain updates to those policies.
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
Cash restricted for use as a result of financing or other obligations is classified separately as restricted cash on the Company’s condensed consolidated balance sheets.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash as shown in the Company’s condensed consolidated statements of cash flows.

in thousands	March 31, 2022	March 31, 2021
Cash and cash equivalents	$651,948	$29,883
Restricted cash	70,740	1,246
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$722,688	$31,129
Restricted cash consisted of the following:

in thousands	March 31, 2022	March 31, 2021
Collateral for credit card program	$1,422	$925
Collateral for outstanding bank guarantees	69,318	321
Total restricted cash	$70,740	$1,246
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
Level 3—Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value from the perspective of a market participant. The Company does not have significant recurring Level 3 fair value measurements.
The Company’s cash equivalents include term deposits with original maturity of less than three months and are recorded at amortized cost. Fair value of cash equivalents approximates the carrying amount using Level 2 inputs. The carrying amounts of trade receivables, accounts payable and short-term debt obligations approximate fair values due to their short maturities using Level 2 inputs.

Loss per Share
Basic net loss per share of Class A common stock is computed by dividing net loss attributable to Class A common stockholders by the weighted average number of shares of Class A common stock outstanding during the period. Diluted net loss per share of Class A common stock is computed by adjusting the net loss available to Class A common stockholders and the weighted-average shares of Class A common stock outstanding to give effect to potentially dilutive securities. Shares of our Class B-1 and Class B-2 common stock are not entitled to receive any distributions or dividends and have no rights to convert into Class A common stock. When a common unit of Fluence Energy, LLC is exchanged for, at the Company’s election, cash or Class A common stock by a Founder who holds shares of our Class B-1 or Class B-2 common stock, such Founder will be required to surrender a share of Class B-1 or Class B-2 common stock, as the case may be, which we will cancel for no consideration. In the event of cash settlement, the Company is required to issue new shares of Class A common stock and use the proceeds from the sale of these newly-issued shares of Class A common stock to fully fund the cash settlement. Therefore, we did not include shares of our Class B-1 or Class B-2 common stock in the computation of basic loss per share. As we have incurred losses for all periods presented, diluted loss per share is equal to basic loss per share because the effect of potentially dilutive securities would be antidilutive. The potentially dilutive securities that were excluded consist of 117,173,390 Class B-1 common shares, 11,286,991 outstanding stock options, 2,167,290 outstanding phantom units, and 979,608 outstanding restricted stock units as of March 31, 2022.
All earnings prior to and up to November 1, 2021, the date of completion of the IPO, were entirely allocable to non-controlling interest and, as a result, loss per share information is not applicable for reporting periods prior to this date. Consequently, only the net loss allocable to Fluence Energy, Inc. from the period subsequent to November 1, 2021 is included in the net loss attributable to the stockholders of Class A common stock for the six months ended March 31, 2022. Basic and diluted net loss per share of Class A common stock for the three and six months ended March 31, 2022, respectively, have been computed as follows:

In thousands, except share and per share amounts	Three Months Ended March 31, 2022	Six Months Ended March 31, 2022
Net loss	$(60,704)	$(172,164)
Less: Net loss attributable to the non-controlling interest	(41,519)	(124,174)
Net loss attributable to Fluence Energy, Inc.	$(19,185)	$(47,990)

Weighted average number of Class A common shares outstanding, basic and diluted	54,143,275	54,143,275
Loss per share of Class A common stock, basic and diluted	$(0.35)	$(0.89)
Recent Accounting Standards Adopted
No new accounting standards were adopted during the six months ended March 31, 2022.

Recent Accounting Standards Not Yet Adopted

The following table presents accounting standards not yet adopted:

Standard	Description	Required date of adoption	Effect on the financial statements and other significant matters
ASU 2016-02, Leases (Topic 842)
 In February 2016, the Financial Accounting Standard Board (“FASB”) issued ASU 2016-02, which supersedes existing guidance on accounting for leases in ASC 840, Leases. This standard requires all leases to be recognized on the consolidated balance sheet. FASB has issued several amendments to ASU 2016-02, including ASU 2018-11, Leases (Topic 842): Targeted Improvements that introduced an additional transition method permitting an entity to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. ASU 2016-02 includes optional practical expedients intended to reduce the cost and complexity to implement the new lease standard, such as an option to maintain the current lease classification for all existing lease arrangements and the option to use hindsight in evaluating lessee options to extend or terminate a lease. Early application is permitted.
		As an emerging growth company (an “EGC”), the Company is permitted to defer adoption until the non-public company adoption date, i.e., annual periods starting after December 15, 2021.	The Company’s existing lease population is mainly comprised of operating leases for office space. The Company is currently evaluating the impact of adoption on its consolidated financial statements.
ASU 2016-13, Financial Instruments—Credit Losses (Topic 326)	In February 2016, FASB issued ASU 2016-13, which updates the impairment model for financial assets measured at amortized cost, known as the Current Expected Credit Loss (“CECL”) model. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for losses. There are various transition methods available upon adoption. Early adoption is permitted.	As an EGC, the Company is permitted to defer adoption until the non-public company adoption date, i.e., annual periods starting after December 15, 2022.	The Company is currently evaluating the impact of adoption on its consolidated financial statements.

Standard	Description	Required date of adoption	Effect on the financial statements and other significant matters
ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes	In December 2019, FASB issued ASU 2019-12, which removes certain exceptions related to the approach for intraperiod tax allocations, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. The guidance also clarifies and simplifies other areas of ASC 740. Certain amendments must be applied on a prospective basis, certain amendments must be applied on a retrospective basis, and certain amendments must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. Early adoption is permitted.	As an EGC, the Company is permitted to defer adoption until the non-public company adoption date, i.e., annual periods starting December 15, 2021, and for interim periods beginning after December 15, 2022.	The Company is currently evaluating the impact of adoption on its consolidated financial statements.
ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848)
In March 2020, FASB issued ASU 2020-04, which provides optional expedients and exceptions for applying U.S. GAAP to transactions affected by reference rate (e.g., LIBOR) reform if certain criteria are met, for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting.
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

3.    Revenue from Contracts with Customers
Our revenue is primarily derived from sales of our energy storage products. The following table presents the Company’s revenue disaggregated by geographical region. Revenues are attributed to regions based on location of customers.

In thousands	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Americas (North, Central and South America)	$257,492	$67,965	$399,325	$112,117
APAC (Asia Pacific)	21,250	25,540	38,059	87,938
EMEA (Europe, Middle-East and Africa)	63,982	4,628	80,227	14,311
Total	$342,724	$98,133	$517,611	$214,366

Deferred Revenue
Deferred revenue represents the excess billings over the amount of revenue recognized to date. Deferred revenue from related parties is included in payables and deferred revenue with related parties on the Company’s condensed consolidated balance sheets. The following table provides information about deferred revenue from contracts with customers:

In thousands	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Deferred revenue beginning of period	$145,765	$154,450	$71,365	$123,841
Additions	138,135	120,473	191,562	167,988
Revenue recognized related to amounts that were included in beginning balance of deferred revenue	(61,085)	(66,022)	(40,112)	(82,928)
Deferred revenue end of period	$222,815	$208,901	$222,815	$208,901

In thousands	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Deferred revenue from related parties beginning of period	$200,085	$44,281	$220,122	$11,425
Additions	120,097	70,903	153,078	103,831
Revenue recognized related to amounts that were included in beginning balance of deferred revenue	(148,716)	(3,105)	(201,734)	(3,177)
Deferred revenue from related parties end of period	$171,466	$112,079	$171,466	$112,079
Customer and Supplier Concentration
For the six months ended March 31, 2022, the Company had one customer that accounted for approximately 70% of total revenue.
For the six months ended March 31, 2021, our top three customers, in the aggregate, accounted for approximately 77% of total revenue.
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
As of March 31, 2022, the Company had a total of $2,150.1 million of remaining performance obligations related to our contractual commitments, of which we expect to recognize 91% in revenue in the next five years and the remainder after five years.
Variable Consideration
As of March 31, 2022 and September 30, 2021, the transaction prices of our active energy solution contracts have been reduced to reflect variable consideration of $52.1 million and $52.8 million, respectively.

4.    Business Combinations
During October 2020, the Company acquired the assets and assumed the liabilities of a US based software and digital intelligence platform. The acquisition has offered new capabilities, amplified and extended the Company’s energy storage product line, enabling customers to maximize the value of energy storage and renewables while accelerating grid decarbonization. The acquisition price of $18.0 million was fully paid with cash, and was adjusted for an immaterial amount to account for changes in net working capital adjustments. The acquisition represents a business combination under ASC 805 Business Combinations. The Company has included the financial results of the acquisition in its consolidated financial statements from the date of acquisition. Transaction costs associated with the acquisition were not significant and were expensed as incurred. The following table summarizes the aggregate fair values and estimated useful lives of the assets acquired and liabilities assumed, as of the date of the acquisition.

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
5.    Inventory, Net
Inventory consisted of the following:

In thousands	March 31, 2022			September 30, 2021
	Cost	Provision	Net	Cost	Provision	Net
Cubes, batteries, and other equipment (a)	$345,650	$(31)	$345,619	$402,157	$(12,980)	$389,177
Shipping containers and spare parts	7,493	(1,127)	6,366	1,857	(1,247)	610
Total	$353,143	$(1,158)	$351,985	$404,014	$(14,227)	$389,787
(a) Provision at September 30, 2021 included a $13.0 million loss recognized during fiscal year 2021 for inventory damaged in transit related to the 2021 cargo loss incident. During the six months ended March 31, 2022, $13.0 million of inventory was written off against the provision. Refer to Note 12 - Commitments and Contingencies for a detailed discussion of the 2021 cargo loss incident.

6.    Other Current Assets
Other current assets consisted of the following amounts:

In thousands	March 31, 2022	September 30, 2021
Taxes recoverable	26,574	14,049
Prepaid expenses	2,874	2,480
Advance payments	4,919	3,601
Receivable from insurance (a)	2,500	10,000
Deferred equity issuance costs	—	7,103
Prepaid insurance	4,190	—
Other	6,352	4,684
Total	$47,409	$41,917
(a) Receivable from insurance represents insurance recoveries that are probable of collection related to the 2021 cargo loss incident. The Company collected $7.5 million receivable from insurance during the six months ended March 31, 2022. Refer to Note 12 - Commitments and Contingencies for a detailed discussion of the 2021 cargo loss incident.
7.    Intangible Assets, Net
Intangible assets are stated at amortized cost and consist of the following:

In thousands	March 31, 2022			September 30, 2021
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Patents and licenses	$33,003	$(10,444)	$22,559	$32,982	$(9,207)	$23,775
Developed technology (a)	12,600	(1,575)	11,025	12,600	(1,050)	11,550
Other (a)	1,093	(238)	855	894	(162)	732
Total	$46,696	$(12,257)	$34,439	$46,476	$(10,419)	$36,057
(a) The developed technology intangible assets and other intangible assets included $12.6 million and $0.8 million, respectively, related to the business acquisition discussed in Note 4 - Business Combinations.
Intangible assets are amortized over their estimated useful lives on a straight-line basis. Total amortization expense for the three months ended March 31, 2022 and 2021 was $0.9 million and $0.9 million, respectively. Total amortization expense for the six months ended March 31, 2022 and 2021 was $1.8 million and $1.7 million, respectively.
8.    Goodwill
No impairment was recognized for the six months ended March 31, 2022 and 2021, respectively. The following table presents the goodwill activity:

In thousands	Six Months Ended March 31,
	2022	2021
Goodwill, Beginning of the period	$9,176	$4,731
Foreign currency adjustment	(8)	19
Acquisition related goodwill (a)	—	4,449
Goodwill, End of the period	$9,168	$9,199
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

In thousands	March 31, 2022	September 30, 2021
Accruals	$193,262	$155,963
Provisions for expected project losses	23,863	30,180
Total	$217,125	$186,143
10.    Short-term Debt
Revolving Credit Facility
On November 1, 2021, we entered into a revolving credit facility (the “Revolver”), by and among Fluence Energy, LLC, as the borrower, Fluence Energy, Inc., as a parent guarantor, the subsidiary guarantors party thereto, the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent and collateral agent. The Revolver is secured by a (i) first priority pledge of the equity securities of Fluence Energy, LLC and its subsidiaries and (ii) first priority security interests in, and mortgages on, substantially all tangible and intangible personal property and material fee-owned real property of Fluence Energy, LLC, the parent guarantor and each subsidiary guarantor party thereto, in each case, subject to customary exceptions and limitations. The initial aggregate amount of commitments is $190.0 million from the lenders party thereto including JP Morgan Chase Bank, N.A., Morgan Stanley Senior Funding, Inc., Bank of America, N.A., Barclays Bank PLC, and five other banks. The maturity date of the Revolver is November 1, 2025.
The interest rate is either (i) the Adjusted LIBOR or Adjusted EURIBO Rate (each as defined in the Revolver) plus 3.0% or (ii) the Alternate Base Rate (as defined in the Revolver) plus 2.0% (subject to customary LIBOR replacement provisions and alternative benchmark rates including customary spread adjustments with respect to borrowings in foreign currency), at the option of Fluence Energy, LLC. Fluence Energy, LLC is required to pay to the lenders a commitment fee of 0.55% per annum on the average daily unused portion of the revolving commitments through maturity. The Revolver also provides for up to $190.0 million in letter of credit issuances, which will require customary issuance and administration fees, as well as a fronting fee payable to each issuer thereof and a letter of credit participation fee of 2.75% per annum payable to the lenders.
The Revolver contains customary covenants for these types of financing, including, but not limited to, covenants that restrict our ability to incur additional indebtedness; incur liens; sell, transfer, or dispose of property and assets; make investments or acquisitions; make dividends, distributions or other restricted payments; and engage in affiliate transactions. The Revolver limits our ability to make certain payments, including dividends and distributions on Fluence Energy, LLC’s equity, Fluence Energy, Inc.’s equity and other restricted payments. In addition, we are required to maintain (i) minimum liquidity and gross revenue requirements, in each case, until consolidated EBITDA reaches $150.0 million for the most recent four fiscal quarters and we make an election, and (ii) thereafter, a maximum total leverage ratio and a minimum interest coverage ratio. Such covenants will be tested on a quarterly basis. As of March 31, 2022, we were in compliance with all such covenants or maintained availability above such covenant triggers.
As of March 31, 2022, we had no borrowings under the Revolver.

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
Income tax expense was $0.1 million and $0.5 million for the three months ended March 31, 2022 and 2021, respectively. The effective tax rate for the three months ended March 31, 2022 and 2021 was (0.2)% and (2.2)%, respectively. For the three months ended March 31, 2022, the Company’s effective tax rate differs from the U.S. statutory tax rate of 21% primarily due to flow-through losses incurred prior to the IPO on November 1, 2021, flow-through losses attributable to the Founders, and valuation allowances. For the three months ended March 31, 2021, the Company’s effective tax rate differs from the U.S. statutory tax rate primarily due to foreign tax rate differentials, losses incurred by the partnership that flow through to the members, valuation allowances recorded on foreign deferred tax assets and foreign withholding taxes on royalties.
Income tax expense was $0.5 million and $1.2 million for the six months ended March 31, 2022 and 2021, respectively. The effective tax rate for the six months ended March 31, 2022 and 2021 was (0.3)% and (3.4)%, respectively. For the six months ended March 31, 2022, the Company’s effective tax rate differs from the U.S. statutory tax rate of 21% primarily due to flow-through losses incurred prior to the IPO on November 1, 2021, flow-through losses attributable to the Founders, and valuation allowances. For the six months ended March 31, 2021, the Company’s effective tax rate differs from the U.S. statutory tax rate primarily due to foreign tax rate differentials, losses incurred by the partnership that flow through to the members, valuation allowances recorded on foreign deferred tax assets and foreign withholding taxes on royalties.
The Company does not believe it has any significant uncertain tax positions and therefore has no unrecognized tax benefits as of March 31, 2022 and September 30, 2021, that if recognized, would affect the annual effective tax rate.
As of March 31, 2022 and September 30, 2021, the Company had recorded a full valuation allowance against deferred tax assets of its German and Australian subsidiaries. Upon the IPO on November 1, 2021, Fluence Energy, Inc. became a holding company of Fluence Energy, LLC, and as a corporation, recorded deferred tax assets primarily related to its investment in the partnership. The Company determined that based on the weight of available evidence, including cumulative losses, it is more-likely-than-not that the net deferred tax assets of Fluence Energy, Inc. and Fluence Energy, LLC’s subsidiaries in Germany and Australia will not be realized and valuation allowances have been recorded against such deferred tax assets.
12.    Commitments and Contingencies
Commitments
The Company has certain contractual obligations incurred in the normal course of business that require fixed and determinable payments in the future. These commitments include lease obligations and purchase commitments under master supply agreements.
The Company did not have significant changes in lease contracts and purchase commitments during the six months ended March 31, 2022. During the six months ended March 31, 2022, the Company made a $60.0 million advance payment as a capacity guarantee pursuant to a purchase agreement with one of our suppliers, of which, $33.7 million and $26.3 million was recorded within “Current assets - Advances to suppliers” and “Non-current assets - Advances to suppliers”, respectively, on the condensed consolidated balance sheets.
Warranties
The Company is party to both assurance and service-type warranties for various lengths of time. The Company recognizes revenue for service type warranties over time using costs incurred relative to total expected costs as a measure of progress. For assurance-type warranties, the Company records an estimate of future warranty cost when the battery energy solution is transferred to the customer and the future costs of servicing the warranty are both probable and estimable. No material amount of costs for assurance type warranties have been incurred and we are not able to estimate an amount of probable future costs, thus no liability has been recorded.

Legal Contingencies
From time to time, the Company may be involved in litigation relating to claims that arise out of our operations and businesses and that cover a wide range of matters, including, among others, intellectual property matters, contract and employment claims, personal injury claims, product liability claims and warranty claims. The Company accrues for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. It is reasonably possible that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material. In aggregate, the Company estimates the range of potential losses, where estimable, related to reasonably possible material contingencies to be between $0 million and $5.0 million.
The following discussion covers the Company’s potential loss contingencies as of March 31, 2022:
2021 Cargo Loss Incident
On April 28, 2021, the Company was notified of an emergency aboard a vessel carrying Fluence inventory. This incident (the “Cargo Loss Incident”) resulted in damage to a portion of our cargo aboard the vessel. The Company has recorded $13.0 million provision to its inventory as of September 30, 2021 based on the net realizable value of cargo that was destroyed. During the six months ended March 31, 2022, $13.0 million of inventory was written off against the provision. In addition to the inventory losses, we have incurred and expect to incur incremental expenses related to the incident, primarily consisting of inspection costs, project cost overruns due to logistical changes, legal fees, fees to dispose of the damaged cargo, and additional cost to replace the damaged cargo. We received an aggregate of $10.0 million insurance proceeds related to non-disputed claims, $7.5 million of which was collected in October 2021 and the remaining $2.5 million was collected in April 2022.
2021 Overheating Event at Customer Facility
On September 4, 2021, a 300 MW energy storage facility owned by one of our customers experienced an overheating event. Fluence served as the energy storage technology provider and installed the facility, which was completed in fiscal year 2021. No injuries were reported from the incident. Since then, the facility was taken offline as teams from Fluence, our customer, and the battery manufacturer investigate the incident. Our customer released initial findings in the second fiscal quarter of 2022 on what it contends is the root cause of the incident. At this time, Fluence cannot comment on or accept the customer’s stated findings, because Fluence’s investigation of the root cause remains ongoing, with continued participation by our customer and other parties involved. The customer’s stated findings, if ultimately confirmed and proven, could relate to certain scopes of work for which Fluence or its subcontractors could be responsible. The customer’s stated findings, however, could also relate to certain scopes of work for which other parties were responsible and/or relate to other causes. The customer has alleged that Fluence is liable for the incident but has not yet demanded a specific amount of compensation. Fluence has denied liability, pending completion of all investigations. No legal proceedings have been commenced. We are currently not able to estimate the impact, if any, that this incident may have on our reputation or financial results, or on the market adoption of our products.
13.    Related-Party Transactions
Related parties are represented by AES and Siemens, their respective subsidiaries and other entities under common control. As of March 31, 2022, AES and Siemens each holds 58,586,695 shares of Class B-1 common stock of the Company.
Borrowings from Related Parties
On August 11, 2021, the Company borrowed $25.0 million and $25.0 million from AES Grid Stability and Siemens Industry, respectively, in the form of subordinated promissory notes, each bearing an annual interest at 2.86%. The promissory notes were paid off in full on November 1, 2021 using proceeds from the IPO.
Sales and Procurement Contracts with Related Parties
Fluence signs battery-based energy storage product and related service contracts with AES, Siemens and their subsidiaries (collectively refer to as affiliates). The contract price in such contracts is similar to the price charged by us to third-party customers. Revenue from contracts with affiliates is included in “Revenue from related parties” on the Company’s condensed consolidated statements of operations and comprehensive loss.

In addition, Fluence purchases material and supplies from its affiliates and records the costs in “Cost of goods and services” on the Company’s condensed consolidated statements of operations and comprehensive loss.
Service Agreements with Affiliates
Fluence and its affiliates have signed service agreements under which the affiliates provide certain management and administrative services to Fluence. The services include but are not limited to, treasury, information technology services, payroll and human resources services, sales and marketing services, and research and development. Cost of services are accrued monthly and included in “Payables and deferred revenue with related parties”, and “General and administrative”, “Sales and marketing”, or “Research and development” on the Company’s condensed consolidated balance sheets and statements of operations and comprehensive loss, respectively.
Contract Performance Guarantees
Fluence paid performance guarantee fees to its affiliates in exchange for guaranteeing Fluence’s performance obligation under certain contracts with Fluence’s customers, which are based on the affiliates’ weighted average cost for bank guarantees and their per annum cost of surety bonds with a reasonable markup. The guarantee fees are included in “Costs of goods and services” on Fluence’s condensed consolidated statements of operations and comprehensive loss.
The following table presents the components of receivables from related parties and payables to related parties on the Company’s condensed consolidated balance sheets:

In thousands	March 31, 2022	September 30, 2021
Accounts receivable	$4,732	$26,292
Unbilled receivables	32,302	7,070
Total receivables from related parties	$37,034	$33,362
Accounts payable	$881	$4,510
Deferred revenue	171,466	220,122
Accrued liabilities	4,326	3,293
Total payables and deferred revenue with related parties	$176,673	$227,925
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
The following table presents the related party transactions that are included the Company’s condensed consolidated statements of operations and comprehensive loss for the periods indicated:

In thousands	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Revenue	$226,926	$30,247	$374,759	$48,652
Cost of goods and services	(2,301)	(8,059)	(9,796)	(8,486)
Research and development expenses	—	(80)	(45)	(172)
Sales and marketing expenses	(468)	(326)	(1,075)	(662)
General and administrative expenses	(171)	(185)	(1,362)	(367)
Refer to Note 15 — Supply Chain Financing for the related party guarantee associated with the supply chain financing.

14.    Stock-Based Compensation
The following table presents stock-based compensation expense by financial statement line item:

In thousands	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Cost of goods and services	$749	$—	$4,277	$—
Research and development	1,524	—	3,337	—
Sales and marketing (a)	(1,987)	—	4,454	—
General and administrative	2,442	—	15,537	—
Total	$2,728	$—	$27,605	$—
(a) The reduction of stock based compensation expense for the three months ended March 31, 2022 was a result of the market-to-market adjustment of our liability classified awards which is driven by our stock price decrease during the three months ended March 31, 2022.
As of September 30, 2021, the Company determined that achievement of the performance conditions related to awards granted under the 2020 Unit Option Plan and the 2020 Phantom Equity Incentive Plan (the “2020 Plans”) was not probable and therefore, no expense was recognized for unit options or phantom units during the fiscal year ended September 30, 2021. The completion of the IPO on November 1, 2021 resulted in achievement of the performance condition underlying awards granted under the 2020 Plans. Accordingly, previously unrecognized stock compensation expense was recognized during the six months ended March 31, 2022.
During the three months ended March 31, 2022, the Company granted 362,280 restricted stock units (“RSUs”) under the 2021 Incentive Award Plan to certain employees and directors that vest ratably over a period of three years. The weighted average grant date fair value for the RSUs was $17.84. The Company also made a cash payment of $5.7 million to settle liability classified awards previously granted to the former CEO under the 2020 Plans during the three months ended March 31, 2022.
15. Supply Chain Financing
We have provided certain of our suppliers with access to a supply chain financing program through a third-party financing institution (the “SCF Bank”). This program allows us to seek extended payment terms with our suppliers and allows our suppliers to monetize their receivables prior to the payment due date, subject to a discount. Once a supplier elects to participate in the program and reaches an agreement with the SCF Bank, the supplier elects which individual invoices to sell to the SCF Bank. We then pay the SCF Bank on the invoice due date. We have no economic interest in a supplier’s decision to sell a receivable to the SCF Bank. The agreements between our suppliers and the SCF Bank are solely at their discretion and are negotiated directly between them. Our suppliers’ ability to continue using such agreements is primarily dependent upon the strength of our financial condition and guarantees issued by AES and Siemens. As of March 31, 2022, AES and Siemens issued guarantees of $50.0 million each, for a total of $100.0 million, to the SCF Bank on our behalf.
As of March 31, 2022 and September 30, 2021, we had $52.1 million and $58.4 million of payables outstanding, respectively, subject to the program. All outstanding payments owed under the program are recorded within “Accounts payable” on the condensed consolidated balance sheets.

16. Subsequent Events
Acquisition of Nispera AG
In April 2022, Fluence acquired Nispera AG (“Nispera”), a Zurich-based provider of artificial intelligence (AI) and machine learning-enabled software-as-a-service (SaaS) targeting the renewable energy sector. The transaction included an all-cash buyout provision of approximately $30.0 million with respect to existing investors in Nispera, including members of Nispera’s management team, and the assumption of debt of approximately $2.6 million. In addition, Fluence issued 0.5 million shares of restricted stocks to Nispera’s management team that vest ratably over three years for retention purposes.

2022 Overheating Event at Customer Facility
On April 18, 2022, a 10 MW energy storage facility in Chandler, Arizona owned by AES experienced an overheating event. Fluence served as the energy storage technology provider for the facility, which was completed in 2019, and Fluence currently provides maintenance services for the facility. There were no injuries. The facility has been taken offline as teams from Fluence, AES, and the battery manufacturer investigate the incident. We are currently not able to estimate the impact, if any, that this incident may have on our reputation or financial results, or on market adoption of our products.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Fluence and should be read in conjunction with the accompanying consolidated financial statements and related notes thereto included in this Quarterly Report on Form 10-Q as well in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 (“2021 Annual Report”).
Except where the context clearly indicates otherwise, “Fluence,” “we,” “us,” “our” or the “Company” refers to Fluence Energy, Inc. and its wholly owned subsidiaries.
Overview
Upon the completion of our initial public offering (the “IPO”) and a series of organization transactions (collectively with the IPO, the “Transactions”) on November 1, 2021, Fluence Energy, Inc. became a holding company whose sole material assets are the LLC Interests in Fluence Energy LLC. All of our business is conducted through Fluence Energy, LLC, together with its subsidiaries, and the financial results of Fluence Energy, LLC are consolidated in our financial statements.
Our fiscal year begins on October 1 and ends on September 30.
Since our inception on January 1, 2018, we have focused on international growth and developing our energy storage product and delivery services, the operational services, and digital applications. We have incurred net operating losses each year since our inception. Through March 31, 2022, we have financed our operations with the proceeds from our IPO, equity contributions from AES Grid Stability, LLC (“AES Grid Stability”), Siemens Industry, Inc.(“Siemens Industry”), and QIA Florence Holdings LLC (“QFH”), cash and cash equivalents, negative working capital, and short-term borrowings.
As of March 31, 2022, we deployed cumulative 1,228 MW of energy storage products, compared to 971 MW as of September 30, 2021. New energy storage product contracts executed during the three months ended March 31, 2022 represented total contracted power of approximately 582 MW compared to 56 MW for the three months ended March 31, 2021. We recognized total revenue of $342.7 million for the three months ended March 31, 2022, representing an increase of $244.6 million, or 249.2%, compared to the three months ended March 31, 2021. New energy storage product contracts executed during the six months ended March 31, 2022 represented total contracted power of approximately 1,182 MW as compared to 152 MW for the six months ended March 31, 2021. We recognized total revenue of $517.6 million for the six months ended March 31, 2022, representing an increase of $303.2 million, or 141.5%, compared to the six months ended March 31, 2021. This increase in total revenue for the three and six months ended March 31, 2022 compared to the same periods from prior year was primarily a result of expanded sales in terms of the number of energy storage products sold as well as geographic footprint, offset by impacts related to the COVID-19 pandemic causing the delays in shipping energy storage products. We believe such delays may continue through the rest of fiscal year 2022.
We had a gross loss of $(14.7) million and gross profit margin of (4.3)% for the three months ended March 31, 2022, compared to a gross profit of $1.0 million and gross profit margin of 1.0% for the three months ended March 31, 2021. We had a gross loss of $(67.9) million and gross profit margin of (13.1)% for the six months ended March 31, 2022, compared to a gross profit of $5.8 million and gross profit margin of 2.7% for the six months ended March 31, 2021. The gross loss for the three and six months ended March 31, 2022 has been negatively impacted by (i) capacity constraints within the shipping industry and increased shipping costs, both of which are primarily caused as a result of the COVID-19 pandemic, and (ii) cost overruns and delays we are experiencing in some projects currently under construction.
Adjusted gross loss was $(11.3) million and adjusted gross profit margin was (3.3)% for the three months ended March 31, 2022, compared to adjusted gross profit of $1.0 million and adjusted gross profit margin of 1.0% for the three months ended March 31, 2021, representing a decrease of $12.3 million, or (1212.6)%. Adjusted gross loss was $(19.6) million and adjusted gross profit margin was (3.8)% for the six months ended March 31, 2022, compared to adjusted gross profit of $5.8 million and adjusted gross profit margin of 2.7% for the six months ended March 31, 2021, representing a decrease of $(25.4) million, or (437.9)%. The decreases in adjusted gross loss for the three and six months ended March 31, 2022 compared to the same periods from prior year were primarily due to project cost overruns.

General and administrative, research and development, and sales and marketing expenses increased by $17.0 million, $5.0 million, and $1.0 million, or 204.9%, 59.4%, and 19.5%, respectively, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increases in general and administrative expense and research and development expense for the three months ended March 31, 2022 include stock based compensation expense of $2.4 million and $1.5 million, respectively. General and administrative, research and development, and sales and marketing expenses increased by $41.4 million, $11.6 million, and $9.3 million, or 276.3%, 92.6%, and 94.0%, respectively, for the six months ended March 31, 2022, compared to the six months ended March 31, 2021. The increases in general and administrative, research and development and sales and marketing expenses for the six months ended March 31, 2022 include stock based compensation expense of $15.5 million, $3.3 million and $4.5 million, respectively. We have been investing heavily in our human capital, technology, products and services to support significant increases in our operations and related revenues for the three and six months ended March 31, 2022. We expect our operating expenses, exclusive of stock based compensation expense, to increase for the foreseeable future as we experience continuing substantial growth and mature as a public company.
We believe the proceeds received from our IPO, cash flows from operations, along with the short-term borrowing will be sufficient to meet our expense and capital requirements for the next twelve months following the filing of this Report.
Initial Public Offering and Related Transactions
On November 1, 2021, the Company completed an IPO in which it issued and sold 35,650,000 shares of its Class A common stock at the public offering price of $28.00 per share. The net proceeds to the Company from the IPO were $935.8 million, after deducting underwriting discounts and offering expenses paid by the Company. The net proceeds from the IPO have been used to purchase 35,650,000 newly issued LLC Interests directly from Fluence Energy, LLC at a price per unit equal to the IPO price per share of Class A common stock less the underwriting discount and estimated offering expenses payable by us. Fluence Energy, LLC used the net proceeds from the sale of LLC Interests to Fluence Energy, Inc. to repay all outstanding borrowings under the now extinguished Uncommitted Line of Credit Agreement with Citibank, N.A. (“Citibank”) (the “Line of Credit”) and the promissory notes with each of Siemens Industry and AES Grid Stability for $25.0 million each, and an aggregate of $50.0 million (together, the “Promissory Notes”). The remainder of the proceeds has been used for working capital and other general corporate purposes.

In connection with the IPO, the Company and AES Stability and Siemens Industry (together with AES Stability, the “Founders”) completed a series of Transactions. Following the completion of the Transactions, the Company owns 31.6% of the economic interest in Fluence Energy, LLC and the Founders own 68.4% of the economic interest in Fluence Energy, LLC. As the sole managing member of Fluence Energy, LLC, the Company operates and controls all the business and affairs of Fluence Energy, LLC and its direct and indirect subsidiaries. As a result, the Company consolidates Fluence Energy, LLC and records a non-controlling interest in its consolidated financial statements for the economic interest in Fluence Energy, LLC held by the Founders. Refer to Note 1 - Organization and Operations to the unaudited condensed consolidated financial statements included in this Report for more information about the IPO and related transactions.

Impact of the COVID-19 Pandemic
On March 11, 2020, the World Health Organization declared the outbreak of a strain of novel coronavirus disease, the COVID-19 pandemic, a global pandemic. In response to the COVID-19 pandemic, we have taken a number of actions to protect the health and well-being of our employees and personnel and to prevent the spread of COVID-19 within our operations and at customers’ project sites. Governments in affected areas and countries in which we operate have imposed a number of measures designed to contain outbreaks of COVID-19, including business closures, travel restrictions, and quarantines. As of March 31, 2022, the COVID-19 pandemic continues to be dynamic, and the challenges across the economy still remain. Although vaccines are now being distributed and administered across many parts of the world, new variants of the virus have emerged and may continue to emerge that have shown to be more contagious. Many of our customers’ project sites have experienced shutdowns and delays related to COVID-19, although this trend at project sites appears to be declining in many of our locations in recent months. In addition, we purchase our components and materials from international and domestic vendors and are exposed to supply chain risks arising from logistics disruptions. As a large portion of our battery supply chain derives from China, the recent shut down caused by a COVID-19 outbreak and zero-COVID policy in China has caused a supply chain bottle neck and raw material price increases, which has impacted our operations. For the three months ended March 31, 2022, the Company had a $1.7 million reduction related to COVID-19 pandemic costs as a result of release of prior period project charges net of non-recurring excess shipping costs. For the six months ended March 31, 2022, the Company incurred $35.3 million in COVID-19 related costs, which was included in “Cost of goods and services” in the accompanying condensed consolidated financial statements. Such costs were primarily caused by temporary closures of customer construction sites in the first fiscal quarter of 2022 and delays in shipping energy storage products during both the first and second fiscal quarters of 2022. If these situations continue or there are additional disruptions in our project sites or supply chain caused by the COVID-19 pandemic, such delays and disruptions could materially and adversely impact our operating results and financial condition. We continue to actively manage through these temporary COVID-19 disruptions.
The full impact of the COVID-19 pandemic on our business, financial condition and results of operations is difficult to predict and will depend on future developments, such as the ultimate duration and scope of the pandemic, its ultimate impact on our employees, customers, and vendors, in addition to how quickly normal economic conditions and operations resume and whether the pandemic exacerbates other risks disclosed in Part I, Item 1A. “Risk Factors” in our 2021 Annual Report. Even after the pandemic has subsided, we may continue to experience adverse impacts to our business from any economic recession or depression that may occur as a result of the pandemic. Therefore, we cannot reasonably estimate the impact to the Company at this time. We continue to actively monitor the pandemic and may decide to take further actions that alter our business operations as may be required by governmental authorities or applicable laws and regulations or that we determine to be in the best interests of our employees, customers, vendors, and shareholders.
Acquisition of Nispera AG
In April 2022, Fluence acquired Nispera AG (“Nispera”), a Zurich-based provider of artificial intelligence (AI) and machine learning-enabled software-as-a-service (SaaS) targeting the renewable energy sector. The transaction included an all-cash buyout provision of approximately $30.0 million with respect to existing investors in Nispera, including members of Nispera’s management team, and the assumption of debt of approximately $2.6 million. In addition, Fluence issued 0.5 million shares of restricted stocks to Nispera’s management team that vest ratably over three years for retention purposes.

2021 Cargo Loss Incident
On April 28, 2021, the Company was notified of an emergency aboard a vessel carrying Fluence inventory. This incident (the “ Cargo Loss Incident”) resulted in damage to a portion of our cargo aboard the vessel. We recorded a $13.0 million inventory provision as of September 30, 2021 based on the estimated net realizable value of cargo that was destroyed. During the six months ended March 31, 2022, the Company wrote off $13.0 million of inventory against the provision. In addition to the inventory losses, we have incurred and expect to incur incremental expenses related to the incident, primarily consisting of inspection costs, project cost overruns due to logistical changes, legal fees, fees to dispose of the damaged cargo, and additional cost to replace the damaged cargo. The amount of these incremental expenses incurred during fiscal year 2021 were approximately $9.4 million, and we expect to incur at least an additional $13.0 million during fiscal year 2022, of which $8.6 million was recognized in “Cost of goods and services” in the Company’s condensed consolidated statements of operations and comprehensive loss for the six months ended March 31, 2022. We received an aggregate of $10.0 million insurance proceeds related to non-disputed claims, $7.5 million of which was collected in October 2021 and the remaining $2.5 million was collected in April 2022.
2021 Overheating Event at Customer Facility
On September 4, 2021, a 300 MW energy storage facility owned by one of our customers experienced an overheating event. Fluence served as the energy storage technology provider and installed the facility, which was completed in fiscal year 2021. No injuries were reported from the incident. Since then, the facility was taken offline as teams from Fluence, our customer, and the battery manufacturer investigate the incident. Our customer released initial findings in the second fiscal quarter of 2022 on what it contends is the root cause of the incident. At this time, Fluence cannot comment on or accept the customer’s stated findings, because Fluence’s investigation of the root cause remains ongoing, with continued participation by our customer and other parties involved. The customer’s stated findings, if ultimately confirmed and proven, could relate to certain scopes of work for which Fluence or its subcontractors could be responsible. The customer’s stated findings, however, could also relate to certain scopes of work for which other parties were responsible and/or relate to other causes. The customer has alleged that Fluence is liable for the incident but has not yet demanded a specific amount of compensation. Fluence has denied liability, pending completion of all investigations. No legal proceedings have been commenced. We are currently not able to estimate the impact, if any, that this incident may have on our reputation or financial results, or on the market adoption of our products.
2022 Overheating Event at Customer Facility
On April 18, 2022, a 10 MW energy storage facility in Chandler, Arizona owned by AES experienced an overheating event. Fluence served as the energy storage technology provider for the facility, which was completed in 2019, and Fluence currently provides maintenance services for the facility. There were no injuries. The facility has been taken offline as teams from Fluence, AES, and the battery manufacturer investigate the incident. We are currently not able to estimate the impact, if any, that this incident may have on our reputation or financial results, or on market adoption of our products.

Segments
The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer. The Company’s CODM reviews financial information on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, the Company has determined that it operates in one operating segment, which corresponds to one reportable segment.
Key Factors and Trends Affecting our Performance
We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and those in Part I, Item 1A. “Risk Factors” in our 2021 Annual Report.

Expected Decrease in Lithium-ion Battery Cost
Our revenue growth is directly tied to the continued adoption of energy storage products by our customers. The cost of lithium-ion energy storage hardware has declined significantly in the last decade and has resulted in a large addressable market today. However, according to BloombergNEF’s 2021 battery price survey, higher raw material costs could push the average price of a lithium-ion battery pack from $132 per kilowatt hour (“kWh”) in 2021 to $135/kWh in 2022, which would mark the first annual increase in price since at least 2010, when the average price was above $1,200/kWh. BloombergNEF predicts battery prices could fall below $100/kWh by 2024, although the timing of that decline could be pushed back by two years in the absence of improvements mitigating the short-term price increases. The market for energy storage is rapidly evolving, and while we believe costs will continue to decline over the long term, there is no guarantee that they will decline or decline at the rates we expect, and the short-term increases predicted by BloombergNEF could be larger or last longer than they predict. If costs do not continue to decline long term, this could adversely affect our ability to increase our revenue or grow our business.
Increasing Deployment of Renewable Energy
Deployment of renewable energy resources has accelerated over the last decade, and solar and wind have become a low-cost energy source. BloombergNEF estimates that renewable energy is expected to represent 70% of all new global capacity installations over the next ten years. Energy storage is critical to reducing the intermittency and volatility of renewable energy generation. However, there is no guarantee that the deployment of renewable energy will occur at the rate estimated by BloombergNEF. Inflationary pressures, supply chain disruptions, geo-political stresses such as the Russia-Ukraine conflict, and other factors could result in fluctuations in demand for and deployment of renewable energy resources, adversely affecting our revenue and ability to generate profits in the future.
Competition
The market for our products is competitive, and we may face increased competition as new and existing competitors introduce energy storage solutions and components. Furthermore, as we expand our services and digital applications in the future, we may face other competitors including software providers and some hardware manufacturers that offer software solutions. If our market share declines due to increased competition or if we are not able to compete as we expect, our revenue and ability to generate profits in the future may be adversely affected.
Seasonality
We experience seasonality and typically see increased order intake in our third and fourth fiscal quarters (April – September), driven by demand in the Northern Hemisphere to install energy storage products before the summer of the following year. Combined third and fourth fiscal quarter order intake generally accounts for 80% or more of our total intake each year. As a result, revenue generation is typically significantly stronger in our third and fourth fiscal quarters as we provide the majority of our products to customers during these periods. Cash flows historically have been negative in our first and second fiscal quarters, neutral to positive in our third fiscal quarter, and positive in our fourth fiscal quarter. Our services and digital applications and solutions offerings do not experience the same seasonality given their recurring nature.
Inflation
In the markets in which we operate, there have been higher rates of inflation in recent months. If inflation continues to increase in our markets, it may increase our expenses that we may not be able to pass through to customers. It may also increase the costs of our products that could negatively impact their competitiveness.
Key Components of Our Results of Operations
The following discussion describes certain line items in our condensed consolidated statements of operations and comprehensive loss.

Total Revenue
We generate revenue from the sale of energy storage products, service agreements with customers to provide operational services related to battery-based energy storage products, and from digital application contracts. Fluence enters into contracts with utility companies, developers, and commercial and industrial customers. We derive the majority of our revenues from selling energy storage products. When we sell a battery-based energy storage product, we enter into a contract with our customers covering the price, specifications, delivery dates, and warranty for the products being purchased, among other things.
Our revenue is affected by changes in the price, volume, and mix of products and services purchased by our customers, which is driven by the demand for our products, geographic mix of our customers, strength of competitors’ product offerings, and availability of government incentives to the end-users of our products.
Our revenue growth is dependent on continued growth in the amount of battery-based energy storage products projects constructed each year and our ability to increase our share of demand in the geographic regions where we currently compete and plan to compete in the future as well as our ability to continue to develop and commercialize new and innovative products that address the changing technology and performance requirements of our customers.
Cost of Goods and Services
Cost of goods and services consists primarily of product costs, including purchased materials and supplies, as well as costs related to shipping, customer support, product warranty, and personnel. Personnel costs in cost of goods and services includes both direct labor costs as well as costs attributable to any individuals whose activities relate to the transformation of raw materials or component parts into finished goods or the transportation of materials to the customer.
Our product costs are affected by the underlying cost of raw materials, including steel and aluminum supply costs, including inverters, casings, fuses, and cable; technological innovation; economies of scale resulting in lower supply costs; and improvements in production processes and automation. We do not currently hedge against changes in the price of raw materials as we don’t purchase raw materials but the components of energy storage products from our suppliers, and we rely on our suppliers to hedge the underlying raw materials. We generally expect the ratio of cost of goods and services to revenue to decrease as sales volumes increase due to economies of scale, however, some of these costs, primarily personnel related costs, are not directly affected by sales volume.
Gross Profit (Loss) and Gross Profit Margin
Gross profit (loss) and gross profit margin may vary from quarter to quarter and are primarily affected by our sales volume, product prices, product costs, product mix, customer mix, geographical mix, shipping method, warranty costs, and seasonality.
Operating Expenses
Operating expenses consist of research and development, sales and marketing and general and administrative expenses as well as depreciation and amortization. Personnel-related expenses are the most significant component of our operating expenses and include salaries, stock-based compensation, employee benefits and sales commissions. We expect to invest in additional resources to support our growth which will increase our operating expenses in the near future.
Research and Development Expenses
Research and development expenses consist primarily of personnel-related expenses, including salaries, stock-based compensation, and employee benefits, for engineers engaged in the design and development of products and technologies, as well as products, materials, and third-party services used in our research and development process. We expect research and development expenses to increase in future periods to support our growth and as we continue to invest in research and development activities that are necessary to achieve our technology and product roadmap goals. These expenses may vary from period to period as a percentage of revenue, depending primarily upon when we choose to make more significant investments.

Sales and Marketing Expenses
Sales and marketing expenses consist primarily of personnel-related expenses, including salaries, stock-based compensation, employee benefits, and amortization of sales commissions, for our sales and marketing organization, consultants and other third-party vendors. We expect to increase the number of our sales and marketing personnel as we expand into new geographic markets. We intend to expand our sales presence and marketing efforts to additional countries in the future.
General and Administrative Expenses
General and administrative expenses consist primarily of personnel-related expenses, including salaries, stock-based compensation, and employee benefits, for our executives, finance, human resources, information technology, engineering and legal organizations that do not relate directly to the sales or research and development functions, as well as travel expenses, facilities costs, bad debt expense and fees for professional services. Professional services consist of audit, legal, tax, insurance, information technology and other costs. We expect general and administrative expenses to increase in the future as we scale our headcount with the growth of our business. We also expect that we will incur additional audit, tax, accounting, legal and other costs related to compliance with applicable securities and other regulations, as well as additional insurance, investor relations and other costs associated with being a public company.
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
Interest Expense
Interest expense consists primarily of interest previously incurred on our now extinguished Line of Credit and Promissory Notes, unused line fees related to the revolving credit facility by and among Fluence Energy, LLC, as the borrower, Fluence Energy, Inc., as a parent guarantor, the subsidiary guarantors party thereto, the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent and collateral agent (the “Revolver”), and amortization of debt issuance costs.
Other Income (Expense), Net
Other income (expense), net consists of income (expense) from foreign currency exchange adjustments for monetary assets and liabilities.

Income Tax Expense
Historically, prior to our IPO, Fluence Energy, LLC was not subject to U.S. federal or state income tax. As such, Fluence Energy, LLC did not pay U.S. federal or state income tax, as taxable income or loss will be included in the U.S. tax returns of its members. At the same time, Fluence Energy, LLC was subject to income taxes, including withholding taxes, outside the U.S. and our income tax expense (benefit) on the consolidated statements of operations primarily relates to income taxes from foreign operations and changes in valuation allowances related to deferred tax assets of certain foreign subsidiaries. After our IPO, we are now subject to U.S. federal and state income taxes with respect to our allocable share of any taxable income or loss of Fluence Energy, LLC, and we are taxed at the prevailing corporate tax rates. We continue to be subject to foreign income taxes with respect to our foreign subsidiaries and our expectations are valuation allowances will be needed in certain tax jurisdictions. In addition to tax expenses, we also will incur expenses related to our operations, as well as payments under the Tax Receivable Agreement entered into between the Founders, Fluence Energy, Inc. and Fluence Energy, LLC at the time of the IPO (the “Tax Receivable Agreement”), which we expect could be significant over time. We will receive a portion of any distributions made by Fluence Energy, LLC. Any cash received from such distributions from our subsidiaries will be first used by us to satisfy any tax liability and then to make payments required under the Tax Receivable Agreement.

Key Operating Metrics

The following tables present our key operating metrics as of March 31, 2022 and September 30, 2021, and for the three months and six months ended March 31, 2022 and 2021.

(amounts in MW)	March 31, 2022	September 30, 2021	Change	Change %
Energy Storage Products
Deployed	1,228	971	257	26.5%
Contracted Backlog	3,604	2,679	925	34.5%
Pipeline	14,135	14,161	(26)	(0.2%)
Service Contracts
Asset under Management	999	772	227	29.4%
Contracted Backlog	2,284	1,918	366	19.1%
Pipeline	12,389	10,930	1,459	13.3%
Digital Contracts
Asset under Management	4,219	3,108	1,111	35.7%
Contracted Backlog	3,644	1,629	2,015	123.7%
Pipeline	5,129	3,301	1,828	55.4%

(amounts in MW)	Three Months Ended March 31,				Six Months Ended March 31,
	2022	2021	Change	Change %	2022	2021	Change	Change %
Energy Storage Products
Contracted	582	56	526	939.3%	1,182	152	1,030	677.6%
Service Contracts
Contracted	343	61	282	462.3%	593	340	253	74.4%
Digital Contracts
Contracted	2,791	638	2,153	337.5%	3,126	1,159	1,967	169.7%
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
Asset under management for digital software contracts represents the amount of MWs subject to signed digital application contracts, including those associated with Fluence Trading Platform.
Contracted Backlog and Contracted
For our energy storage products contracts, contracted backlog includes signed customer orders or contracts under execution prior to when substantial completion is achieved. For service contracts, contracted backlog includes signed service agreements associated with our storage product projects that have not been completed and the associated service has not started. For digital application contracts, contracted backlog includes signed agreements where the associated subscription has not started.
Contracted represents new energy storage product contracts, new service contracts and new digital application contracts signed during each period presented.

Pipeline
Pipeline represents our uncontracted, potential revenue from energy storage products, service, and digital software contracts currently in process, which have a reasonable likelihood of contract execution within 24 months. Pipeline is monitored by management to understand the anticipated growth of our Company and our estimated future revenue related to customer contracts for our battery-based energy storage products and services.
We cannot guarantee that our contracted backlog or pipeline will result in actual revenue in the originally anticipated period or at all. Contracted backlog and pipeline may not generate margins equal to our historical operating results. We have only recently begun to track our contracted backlog and pipelines on a consistent basis as performance measures, and as a result, we do not have significant experience in determining the level of realization that we will achieve on these contracts. Our customers may experience project delays or cancel orders as a result of external market factors and economic or other factors beyond our control. If our contracted backlog and pipeline fail to result in revenue at all or in a timely manner, we could experience a reduction in revenue, profitability, and liquidity. See Item IA, Part I – “Risk Factors” in our 2021 Annual Report for further information on risks relating to our pipeline. Pipeline is an internal management metric that we construct from market information reported by our global sales force. We monitor and track our pipeline, but it is not audited.
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
Adjusted Net Loss is calculated using net loss, adjusted to exclude (i) amortization of intangible assets, (ii) stock-based compensation, (iii) other non-recurring income or expenses, and (iv) tax impact of these adjustments.
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

The following tables present our non-GAAP measures for the periods indicated.

($ in thousands)	Three Months Ended March 31,		Change	Change %	Six Months Ended March 31,		Change	Change %
	2022	2021			2022	2021
Net loss	$(60,704)	$(23,532)	$(37,172)	(158.0)%	$(172,164)	$(36,028)	$(136,136)	(377.9)%
Add (deduct):
Interest expense (income), net	455	381	74	(19.4)	1,070	467	603	129.1
Income tax expense	128	509	(381)	(74.9)	486	1,194	(708)	(59.3)
Depreciation and amortization	1,493	1,162	331	28.5	2,920	2,232	688	30.8
Stock-based compensation(a)	2,728	—	2,728	n/a	27,605	—	27,605	n/a
Non-recurring expenses(b)	2,706	—	2,706	n/a	44,056	—	44,056	n/a
Adjusted EBITDA	$(53,194)	$(21,480)	$(31,714)	(147.6)%	$(96,027)	$(32,135)	$(63,892)	(198.8)%
(a) Included awards that will be settled in shares and awards that will be settled in cash.
(b) Amount for the three months ended March 31, 2022 included a $(1.7) million reduction related to COVID-19 pandemic costs as a result of release of prior period project charges net of non-recurring excess shipping costs, and a $4.4 million loss related to the 2021 Cargo Loss Incident.
Amount for the six months ended March 31, 2022 included $35.3 million costs related to COVID-19 pandemic including non-recurring excess shipping costs, project charges and other costs, a $8.6 million loss related to the 2021 Cargo Loss Incident, and $0.1 million non-recurring IPO-related expenses which did not qualify for capitalization.

($ in thousands)	Three Months Ended March 31,		Change	Change %	Six Months Ended March 31,		Change	Change %
	2022	2021			2022	2021
Total revenue	$342,724	$98,133	$244,591	249.2%	$517,611	$214,366	$303,245	141.5%
Cost of goods and services	357,472	97,118	260,354	268.1	585,508	208,552	376,956	180.7
Gross (loss) profit	(14,748)	1,015	(15,763)	(1553.0)	(67,897)	5,814	(73,711)	(1267.8)
Add (deduct):
Stock-based compensation(a)	749	—	749	n/a	4,277	—	4,277	n/a
Non-recurring expenses(b)	2,706	—	2,706	n/a	43,972	—	43,972	n/a
Adjusted Gross Profit (Loss)	$(11,293)	$1,015	$(12,308)	(1212.6)%	$(19,648)	$5,814	$(25,462)	(437.9)%
Adjusted Gross Profit Margin %	(3.3)%	1.0%			(3.8)%	2.7%
(a) Included awards that will be settled in shares and awards that will be settled in cash.
(b) Amount for the three months ended March 31, 2022 included a $(1.7) million reduction related to COVID-19 pandemic costs as a result of release of prior period project charges net of non-recurring excess shipping costs, and a $4.4 million loss related to the 2021 Cargo Loss Incident.
Amount for the six months ended March 31, 2022 included $35.3 million costs related to COVID-19 pandemic including non-recurring excess shipping costs, project charges and other costs, and a $8.6 million loss related to the 2021 Cargo Loss Incident.
(c) Some amounts may not reconcile due to rounding.

($ in thousands)	Three Months Ended March 31,		Change	Change %	Six Months Ended March 31,		Change	Change %
	2022	2021			2022	2021
Net loss	$(60,704)	$(23,532)	$(37,172)	(158.0)%	$(172,164)	$(36,028)	$(136,136)	(377.9)%
Add (deduct):
Amortization of intangible assets	920	949	(29)	(3.1)	1,838	1,749	89	5.1
Stock-based compensation(a)	2,728	—	2,728	n/a	27,605	—	27,605	n/a
Non-recurring expenses(b)	2,706	—	2,706	n/a	44,056	—	44,056	n/a
Adjusted Net Loss	$(54,350)	$(22,583)	$(31,767)	(140.7)%	$(98,665)	$(34,279)	$(64,386)	(187.8)%
(a) Included awards that will be settled in shares and awards that will be settled in cash.
(b) Amount for the three months ended March 31, 2022 included a $(1.7) million reduction related to COVID-19 pandemic costs as a result of release of prior period project charges net of non-recurring excess shipping costs, and a $4.4 million loss related to the 2021 Cargo Loss Incident.

Amount for the six months ended March 31, 2022 included $35.3 million costs related to COVID-19 pandemic including non-recurring excess shipping costs, project charges and other costs, a $8.6 million loss related to the 2021 Cargo Loss Incident, and $0.1 million non-recurring IPO-related expenses which did not qualify for capitalization.

($ in thousands)	Six Months Ended March 31,		Change	Change %
	2022	2021
Net cash used in operating activities	$(140,996)	$(83,140)	$(57,856)	(69.6)%
Less: Purchase of property and equipment	(1,271)	(2,227)	956	(42.9)
Free Cash Flows	$(142,267)	$(85,367)	$(56,900)	(66.7)%

Results of Operations
The following table sets forth our operating results for the periods indicated.

($ in thousands)	Three Months Ended March 31,		Change	Change %	Six Months Ended March 31,		Change	Change %
	2022	2021			2022	2021
Total revenue	$342,724	$98,133	$244,591	249.2%	$517,611	$214,366	$303,245	141.5%
Costs of goods and services	357,472	97,118	260,354	268.1	585,508	208,552	376,956	180.7
Gross (loss) profit	(14,748)	1,015	(15,763)	(1553.0)	(67,897)	5,814	(73,711)	(1267.8)
Gross profit %	(4.3)%	1.0%			(13.1)%	2.7%
Operating expenses
Research and development	13,340	8,367	4,973	59.4	24,098	12,511	11,587	92.6
Sales and marketing	6,191	5,180	1,011	19.5	19,250	9,921	9,329	94.0
General and administrative	25,237	8,276	16,961	204.9	56,438	14,998	41,440	276.3
Depreciation and amortization	1,493	1,162	331	28.5	2,920	2,232	688	30.8
Interest expense	676	386	290	75.1	1,358	475	883	185.9
Other income (expense), net	1,109	(667)	1,776	(266.3)	283	(511)	794	(155.4)
Loss before income taxes	(60,576)	(23,023)	(37,553)	(163.1)	(171,678)	(34,834)	(136,844)	(392.8)
Income tax expense	128	509	(381)	(74.9)	486	1,194	(708)	(59.3)
Net loss	$(60,704)	$(23,532)	$(37,172)	(158.0)%	$(172,164)	$(36,028)	$(136,136)	(377.9)%
Net loss attributable to non-controlling interests	$(41,519)	$(23,532)	$(17,987)	(76.4)%	$(124,174)	$(36,028)	$(88,146)	(244.7)%
Net loss attributable to Fluence Energy, Inc.	$(19,185)	n/a	n/a	n/a	$(47,990)	n/a	n/a	n/a
Comparison of the Three Months Ended March 31, 2022 to the Three Months Ended March 31, 2021, and the Six Months Ended March 31, 2022 to the Six Months Ended March 31, 2021

Total Revenue
Total revenue was $342.7 million for the three months ended March 31, 2022, compared to $98.1 million for the three months ended March 31, 2021, representing an increase of $244.6 million, or 249.2%. Total revenue was $517.6 million for the six months ended March 31, 2022, compared to $214.4 million for the six months ended March 31, 2021, representing an increase of $303.2 million, or 141.5%. The increases for the three and six month periods compared to the same periods of the prior year were attributable to the sales of our battery energy storage products as we expanded our business, particularly in the Americas and EMEA regions, which has been partially offset by impacts of COVID-19 pandemic related delays in shipping energy storage products.

Costs of Goods and Services
Cost of goods and services was $357.5 million for the three months ended March 31, 2022, compared to $97.1 million for the three months ended March 31, 2021, representing an increase of $260.4 million, or 268.1%. Cost of goods and services was $585.5 million for the six months ended March 31, 2022, compared to $208.6 million for the six months ended March 31, 2021, representing an increase of $377.0 million, or 180.7%. The increases for the three and six month periods compared to the same periods from prior year were primarily from an increase in the costs of materials and supplies associated with the sale of our battery energy storage products due to increased sales volume and material costs. The increase for the three month ended March 31, 2022 also included $0.7 million of stock-based compensation expense. The increase for the six months ended March 31, 2022 also included $35.3 million of increased shipping costs and project charges primarily attributable to impact of the COVID-19 pandemic, and $4.3 million of stock-based compensation expense.
Gross Profit (Loss) and Gross Profit Margin
Gross loss was $(14.7) million, and gross profit margin was (4.3)%, for the three months ended March 31, 2022, compared to a gross profit of $1.0 million, and a gross profit margin of 1.0%, for the three months ended March 31, 2021. Gross loss was $(67.9) million, and gross profit margin was (13.1)%, for the six months ended March 31, 2022, compared to a gross profit of $5.8 million, and a gross profit margin of 2.7%, for the six months ended March 31, 2021. The gross loss for the three and six months ended March 31, 2022 has been negatively impacted by (i) capacity constraints within the shipping industry and increased shipping costs, both of which are caused primarily as a result of the COVID-19 pandemic, (ii) cost overruns, delays and other project charges we are experiencing in some projects currently under construction, and (iii) the Cargo Loss Incident.
Research and Development Expenses
Research and development expenses increased from $8.4 million for the three months ended March 31, 2021 to $13.3 million for the three months ended March 31, 2022. Research and development expenses increased from $12.5 million for the six months ended March 31, 2021 to $24.1 million for the six months ended March 31, 2022. The increases for the three and six month periods compared to the same periods from prior year were mainly related to increased personnel-related costs due to higher headcount to support the growth of the Company, including $1.5 million and $3.3 million of stock-based compensation expense recognized for the three months and six months ended March 31, 2022, respectively.
Sales and Marketing Expenses
Sales and marketing expenses increased from $5.2 million for the three months ended March 31, 2021 to $6.2 million for the three months ended March 31, 2022. Sales and marketing expenses increased from $9.9 million for the six months ended March 31, 2021 to $19.3 million for the six months ended March 31, 2022. The increases for the three and six month periods compared to the same periods from prior year were primarily related to increased personnel-related expenses for our sales and marketing organization, consultants and other third-party vendors, including $4.5 million of stock-based compensation expense recognized for the six months ended March 31, 2022.
General and Administrative Expenses
General and administrative expenses increased from $8.3 million for the three months ended March 31, 2021 to $25.2 million for the three months ended March 31, 2022. General and administrative expenses increased from $15.0 million for the six months ended March 31, 2021 to $56.4 million for the six months ended March 31, 2022. The increases for the three and six month periods compared to the same periods from prior year were mainly related to increases in personnel-related expenses, as well as expenses for outside professional services as we have been expanding our personnel headcount rapidly to support our growth. The personnel-related expenses included $2.4 million and $15.5 million of stock-based compensation expense recognized for the three and six months ended March 31, 2022, respectively.
Depreciation and Amortization
Depreciation and amortization increased $0.3 million and $0.7 million for the three and six months ended March 31, 2022, respectively, compared to the same periods prior year. The slight increases were attributable to the depreciation from increased investment in property and equipment to support the Company’s growth.

Interest expense
Interest expense increased $0.3 million for the three months ended March 31, 2022 compared to the same period from prior year. The increase was mainly due to the unused line fees related to the Revolver and amortization of debt issuance costs. Interest expense increased $0.9 million for the six months ended March 31, 2022 compared to the same period from prior year. The increase was mainly due to short-term borrowings from the Promissory Notes and Line of Credit, unused line fees related to the Revolver and amortization of debt issuance costs.
Other Income (Expense), Net
Other income, net was $1.1 million for the three months ended March 31, 2022, compared to other expense, net of $(0.7) million for the three months ended March 31, 2021. Other income, net was $0.3 million for the six months ended March 31, 2022, compared to other expense, net of $(0.5) million for the six months ended March 31, 2021. The change was mainly a result of foreign currency exchange adjustments for monetary assets and liabilities.
Income Tax Expense
Income tax expense was $0.1 million for the three months ended March 31, 2022 and $0.5 million for the three months ended March 31, 2021. The effective income tax rate was (0.2)% and (2.2)% for the three months ended March 31, 2022 and 2021, respectively. The decrease in income tax expense and change in effective tax rate for the three months ended March 31, 2022 compared to the same period in 2021 were primarily due to an increase in global pre-tax loss.
Income tax expense was $0.5 million for the six months ended March 31, 2022 and $1.2 million for the six months ended March 31, 2021. The effective income tax rate was (0.3)% and (3.4)% for the six months ended March 31, 2022 and 2021, respectively. The decrease in income tax expense and change in effective tax rate for the six months ended March 31, 2022 compared to the same period in 2021 were primarily due to an increase in global pre-tax loss.
Liquidity and Capital Resources
Since inception and through March 31, 2022, our principal sources of liquidity were the proceeds from our IPO, our cash and cash equivalents, short-term borrowings, capital contributions from AES Grid Stability and Siemens Industry, and proceeds from the QFH investment and supply chain financing. We believe the proceeds received from our IPO, cash flows from operations, along with short-term borrowing will be sufficient to meet our expense and capital requirements for at least the next twelve months following the filing of this Report.
On November 1, 2021, upon the closing of our IPO, we received net proceeds of $935.8 million, after deducting underwriting discounts and offering expenses payable by the Company. The net proceeds from the IPO have been used to purchase 35,650,000 newly issued LLC Interests directly from Fluence Energy, LLC at a price per unit equal to the IPO price per share of Class A common stock less the underwriting discount and estimated offering expenses payable by us. Fluence Energy, LLC used the net proceeds from the sale of LLC Interests to Fluence Energy, Inc. to repay all outstanding borrowings under the now extinguished Line of Credit and the Promissory Notes. The remainder of the proceeds has been used for working capital and other general corporate purposes.
Prior to the IPO, we had a Line of Credit with Citibank which allowed us to borrow an amount in aggregate not to exceed $50.0 million, with the expiration date on March 31, 2023. During the three months ended December 31, 2021, the Company paid off in full the $50.0 million outstanding borrowing under the Line of Credit using the proceeds from the IPO. The Line of Credit was canceled shortly thereafter.
Additionally, prior to the IPO, we funded our liquidity through borrowings from AES Grid Stability and Siemens Industry. On August 11, 2021, Fluence Energy, LLC entered into a promissory note with each of Siemens Industry and AES Grid Stability, under which Fluence Energy, LLC received a bridge financing of an aggregate of $50.0 million. In connection with the bridge financing, Fluence Energy, LLC issued a $25.0 million promissory note to each of Siemens Industry and AES Grid Stability. The Promissory Notes born interest at a rate of 2.86%. The Promissory Notes were repaid in full on November 1, 2021 using proceeds from the IPO.

We have provided certain of our suppliers with access to a supply chain financing program through SCF Bank. This program allows us to seek extended payment terms with our suppliers and allows our suppliers to monetize their receivables prior to the payment due date, subject to a discount. Once a supplier elects to participate in the program and reaches an agreement with the SCF Bank, the supplier elects which individual invoices to sell to the SCF Bank. We then pay the SCF Bank on the invoice due date. We have no economic interest in a supplier’s decision to sell a receivable to the SCF Bank. The agreements between our suppliers and the SCF Bank are solely at their discretion and are negotiated directly between them. Our suppliers’ ability to continue using such agreements is primarily dependent upon the strength of our financial condition and guarantees issued by AES Corporation (“AES”) and Siemens AG (“Siemens”). As of March 31, 2022, AES and Siemens issued guarantees of $50.0 million each, for a total of $100.0 million, to the SCF Bank on our behalf. As of March 31, 2022, we had $52.1 million of payables outstanding subject to the program. All outstanding payments owed under the program are recorded within “Accounts payable” on the condensed consolidated balance sheets.
Revolving Credit Facility
We entered into the Revolver on November 1, 2021, by and among Fluence Energy, LLC, as the borrower, Fluence Energy Inc., as a parent guarantor, the subsidiary guarantors party thereto, the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent and collateral agent. The Revolver is secured by a (i) first priority pledge of the equity securities of Fluence Energy, LLC and its subsidiaries and (ii) first priority security interests in, and mortgages on, substantially all tangible and intangible personal property and material fee-owned real property of Fluence Energy, LLC, the parent guarantor and each subsidiary guarantor party thereto, in each case, subject to customary exceptions and limitations. As of March 31, 2022, the aggregate amount of commitments is $190.0 million from the lenders party including JP Morgan Chase Bank, N.A., Morgan Stanley Senior Funding, Inc., Bank of America, N.A., Barclays Bank PLC, and five other banks. The maturity date of the Revolver is November 1, 2025. The Revolver also provides for up to $190.0 million in letter of credit issuances.
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
As of March 31, 2022, we had no borrowings under the Revolver.
Historical Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities for the periods presented.

	Six Months Ended March 31,		Change	Change %
($ in thousands)	2022	2021
Net cash used in operating activities	$(140,996)	$(83,140)	$(57,856)	(69.6)%
Net cash used in investing activities	$(2,395)	$(20,227)	$17,832	(88.2)%
Net cash provided by financing activities	$828,044	$40,236	$787,808	1958.0%
Net cash flows used in operating activities were $141.0 million for the six months ended March 31, 2022 compared to $83.1 million for the six months ended March 31, 2021. The increase in net operating cash outflows was mainly due to increased net loss for the six months ended March 31, 2022, and $60.0 million advance payment as a capacity guarantee pursuant to a purchase agreement with one of our suppliers.
Net cash flows used in investing activities were $2.4 million for the six months ended March 31, 2022, which included $1.3 million purchases of property and equipment and $1.1 million investment in equity securities. Net cash flows used in investing activities were $20.2 million for the six months ended March 31, 2021, which included $18.0 million cash paid for a business acquisition and $2.2 million purchases of property and equipment.

Net cash flows provided by financing activities were $828.0 million for the six months ended March 31, 2022, which included $948.0 million net proceeds from issuance of Class A common stock sold in the IPO, net of underwriting discounts, offset by the repayments of $100.0 million short term borrowings from the Line of Credit and the Promissory Notes, a $6.3 million payment of transaction cost related to issuance of membership units, $10.3 million payments of IPO-related costs, and $3.3 million payments of debt issuance costs related to the Revolver. Cash flows provided by financing activities were $40.2 million for the six months ended March 31, 2021, which included $38.0 million short term borrowings under the Line of Credit and $2.2 million other financing activities.
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
Income Tax Expense
Historically, Fluence Energy, LLC was not subject to U.S. federal or state income tax. As such, Fluence Energy, LLC did not pay U.S. federal or state income tax, as taxable income or loss will be included in the U.S. tax returns of its members. Fluence Energy, LLC is subject to income taxes, including withholding taxes, outside the U.S. and our income tax expense (benefit) on the consolidated statements of operations primarily relates to income taxes from foreign operations and changes in valuation allowances related to deferred tax assets of certain foreign subsidiaries. After our IPO, we are now subject to U.S. federal and state income taxes with respect to our allocable share of any taxable income or loss of Fluence Energy, LLC, and we are taxed at the prevailing corporate tax rates. We continue to be subject to foreign income taxes with respect to our foreign subsidiaries and our expectations are valuation allowances will be needed in certain tax jurisdictions. In addition to tax expenses, we also will incur expenses related to our operations, as well as payments under the Tax Receivable Agreement, which we expect could be significant over time. We will receive a portion of any distributions made by Fluence Energy, LLC. Any cash received from such distributions from our subsidiaries will be first used by us to satisfy any tax liability and then to make payments required under the Tax Receivable Agreement.
There were no other significant changes in application of our critical accounting policies or estimation procedures from those presented in our 2021 Annual Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes with respect to our exposure to market risk disclosed in our 2021 Annual Report. For a discussion of our exposure to market risk, refer to our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our 2021 Annual Report

Item 4. Controls and Procedures
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
As required by Exchange Act Rule 13a-15(b), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022, the end of the period covered by this Report. Based upon that evaluation, and as a result of the material weaknesses described below, management concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level.
Material Weaknesses and Remediation Measures
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.
As of March 31, 2022, a material weakness in the internal control over revenue recognition process has not been remediated. The design and implementation of controls did not sufficiently interpret ASC 606 and its application to in-transit, uninstalled or delivered equipment, as well as liquidated damages. We are in the process of remediating the material weakness which includes, without limitation, i) hiring additional experienced accounting, financial reporting and internal control personnel, ii) implementing controls to enhance our review of significant accounting transactions and other new technical accounting and financial reporting issues and preparing and reviewing accounting memoranda addressing these issues, and iii) implementing controls to enable an effective and timely review of account analyses and account reconciliations. We have recently hired additional resources, and we have engaged with a third-party consulting firm to assist us with our formal internal control plan and provide staff augmentation.
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
Changes in Internal Control over Financial Reporting
We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting. Other than the changes to our internal control over financial reporting described in “Material Weakness and Remediation Measures” above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
From time to time, we may be involved in litigation relating to claims that arise out of our operations and businesses that cover a wide range of matters, including, among others, intellectual property matters, contract disputes, insurance and property damage claims, employment claims, personal injury claims, product liability claims, environmental claims and warranty claims. Currently, there are no claims or proceedings against us that we believe will have a material adverse effect on our business, financial condition, results of operations or cash flows. However, the results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, we may incur significant costs and experience a diversion of management resources as a result of claims and litigation.
For a description of our material pending legal contingencies, please see Note 12- Commitments and Contingencies, to the unaudited condensed consolidated financial statements included elsewhere in this Report.
Item 1A. Risk Factors
There have been no material changes with respect to our risk factors previously disclosed in our 2021 Annual Report, other than the risk factors disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2021 and as stated below. You should carefully consider the risks described in Item 1A. "Risk Factors" of our 2021 Annual Report, which are incorporated herein by reference, together with all of the other information included in this Report, before making an investment decision. Our business, financial condition and results of operations could be materially and adversely affected by any of these risks or uncertainties.
If we are unable to attract and retain highly qualified personnel in order to execute our business strategy and growth plan, our business and ability to compete may be adversely affected.
Competition for highly qualified personnel is intense. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. We may face high turnover, requiring us to expend time and resources to source, train and integrate new employees. The challenging markets in which we compete for talent may also require us to invest significant amounts of cash and equity to attract and retain employees. In addition, a significant portion of our compensation to our key employees is in the form of stock related grants. Portion of the grants starts to vest in the next quarter of the year. A prolonged depression in our stock price could make it difficult for us to retain our key and other employees and recruit additional qualified personnel and we may have to pay additional compensation to employees to incentivize them to join or stay with us. Further, many of the companies with which we compete for experienced personnel have greater financial resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or the Company has breached certain legal obligations, resulting in a diversion of our time and resources. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects and ability to compete could be adversely impacted.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
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
* Filed herewith.
** This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fluence Energy, Inc.

Date: May 13, 2022	By:	/s/ Manuel Perez Dubuc
Manuel Perez Dubuc Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2022	By:	/s/ Dennis Fehr
Dennis Fehr Chief Financial Officer (Principal Financial Officer)