Form 10-Q
period 2022-06-30
Fluence Energy, Inc.
filed 2022-08-15
CIK 1868941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of August 14, 2022, the registrant had 114,306,316 shares of Class A common stock outstanding and 58,586,695 shares of Class B-1 common stock outstanding.

Cautionary Statement Regarding Forward-Looking Information
Certain statements in this Quarterly Report on Form 10-Q (this “Report”), excluding historical information, contain or may contain forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements regarding our future results of operations and financial position, business strategy and plans, and objectives of management for future operations, including, among others, statements regarding expected growth, future capital expenditures, and debt service obligations, are forward-looking statements. In some cases, you may identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “seeks,” “intends,” “targets,” “projects,” “contemplates,” “grows,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
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
•our ability to manage our supply chains and distribution channels, including our ability to secure inventory from suppliers to meet customer demand and source materials in line with our expectations;
•risk associated with fluctuations in the market prices of commodity raw materials, including steel, aluminum, lithium carbonate, and cobalt, that are used in the components from suppliers, such as lithium-ion batteries, that are used in our energy storage products;
•our ability to attract and retain talent;
•the impact of economic, social, and political instability in the markets in which we operate and other regions of the world, including any impacts arising out of the ongoing conflict in Ukraine;
•changes in levels of inflation, interest rates, and foreign currency exchange rates and related actions taken by government authorities in connection therewith;
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
•our ability to manage information technology related risks, including our ability to prevent defects, errors, or bugs in hardware or software of our products and technology as well as any defects that may give rise to claims of product liability or other potential legal claims;
•the impact of compliance with any existing and new applicable laws, regulations, sanctions, or tariffs on our business and operations;

•the status and implementation of government and economic incentives for energy storage products and/or services;
•our assessment and expectations regarding our global growth;
•our ability to maintain, protect, and enhance our intellectual property;
•our ability to recognize anticipated synergies from strategic initiatives and/or acquisitions by the Company;
•the increased expenses associated with being a public company;
•the continued listing of our securities on the Nasdaq Global Select Market;
•the significant influence that Siemens AG and AES Grid Stability, LLC have over us, including control over decisions that require the approval of stockholders; and
•other factors described in Part I, Item 1A “Risk Factors” in our 2021 Annual Report for the fiscal year ended September 31, 2021 (the “2021 Annual Report”) and Item 1A “Risk Factors” in our Quarterly Reports on Form 10-Q for the periods ended December 31, 2021 and March 31, 2022.
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

Part I - Financial Information
Item 1. Financial Statements
FLUENCE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars in Thousands, except share and per share amounts)

	June 30, 2022	September 30, 2021
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$676,951	$36,829
Restricted cash	75,093	1,240
Trade receivables, net of allowances ($82 and $90 at June 30, 2022 and September 30, 2021, respectively)	93,196	46,664
Unbilled receivables	101,139	101,975
Receivables from related parties	49,318	33,362
Advances to suppliers	62,197	9,741
Inventory, net	453,713	389,787
Other current assets	39,140	41,917
Total current assets	1,550,747	661,515
Non-current assets
Property and equipment, net	9,292	8,206
Intangible assets, net	53,496	36,057
Goodwill	25,214	9,176
Deferred income tax asset	1,184	1,184
Advances to suppliers	17,500	—
Debt issuance cost	2,793	222
Other non-current assets	12,349	1,315
Total non-current assets	121,828	56,160
Total assets	$1,672,575	$717,675
Liabilities, Stockholders’ Equity, Members’ Deficit, and Mezzanine Equity
Current liabilities
Accounts payable	$220,586	$158,366
Deferred revenue	371,030	71,365
Borrowing from line of credit	—	50,000
Borrowing from related parties	—	50,000
Personnel related liabilities	17,462	12,861
Accruals and provisions	135,410	186,143
Payables and deferred revenue with related parties	233,433	227,925
Taxes payable	11,743	12,892
Other current liabilities	4,374	1,941
Total current liabilities	994,038	771,493
Non-current liabilities
Other non-current liabilities	7,454	2,381
Total non-current liabilities	7,454	2,381
Total liabilities	1,001,492	773,874
Commitments and contingencies (See Note 12)
Mezzanine equity (0 and 18,493,275 units issued and outstanding as of June 30, 2022 and September 30, 2021, respectively)	—	117,235
Stockholders’ Equity / Members’ Deficit
Members’ capital contributions	—	106,152
Preferred stock, $0.00001 per share, 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2022	—	—
Class A common stock, $0.00001 par value per share, 1,200,000,000 shares authorized; 114,112,407 shares issued and outstanding as of June 30, 2022.	1	—
Class B-1 common stock, $0.00001 par value per share, 200,000,000 shares authorized; 58,586,695 shares issued and outstanding as of June 30, 2022	—	—
Class B-2 common stock, $0.00001 par value per share, 200,000,000 shares authorized; no shares issued and outstanding as of June 30, 2022	—	—
Treasury stock, at cost	(4,991)	—
Additional paid-in capital	530,747	—
Accumulated other comprehensive income (loss)	515	(285)
Accumulated deficit	(67,337)	(279,301)
Total stockholders’ equity attributable to Fluence Energy, Inc./ Members’ deficit	458,935	(173,434)
Non-controlling interest	212,148	—
Total stockholders’ equity and members’ deficit	671,083	(173,434)
Total liabilities, stockholders’ equity, members’ deficit, and mezzanine equity	$1,672,575	$717,675
The accompanying notes are an integral part of these statements

FLUENCE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS (UNAUDITED)
(U.S. Dollars in Thousands, except share and per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Revenue	$115,999	$264,683	$258,850	$430,397
Revenue from related parties	123,011	13,512	497,771	62,164
Total revenue	239,010	278,195	756,621	492,561
Cost of goods and services	244,207	293,150	829,714	501,702
Gross (loss) profit	(5,197)	(14,955)	(73,093)	(9,141)
Operating expenses:
Research and development	18,129	4,740	42,227	17,251
Sales and marketing	8,398	6,826	27,647	16,747
General and administrative	27,334	9,238	83,771	24,236
Depreciation and amortization	1,972	1,262	4,892	3,494
Interest expense	573	424	1,938	899
Other income (expense), net	(205)	349	83	(162)
Loss before income taxes	(61,808)	(37,096)	(233,485)	(71,930)
Income tax expense (benefit)	(979)	1,680	(493)	2,874
Net loss	(60,829)	(38,776)	(232,992)	(74,804)
Net loss attributable to non-controlling interest	$(41,482)	$(38,776)	$(165,656)	$(74,804)
Net loss attributable to Fluence Energy, Inc.	$(19,347)	n/a	$(67,336)	n/a

Weighted average number of Class A common shares outstanding
Basic and diluted	55,625,566	n/a	54,637,372	n/a
Loss per share of Class A common stock
Basic and diluted	$(0.35)	n/a	$(1.23)	n/a

Foreign currency translation gain (loss), net of income tax (expense) benefit of $0 in each period	1,631	19	1,910	(710)
Total other comprehensive income (loss)	1,631	19	1,910	(710)
Total comprehensive loss	(59,198)	(38,757)	(231,082)	(75,514)
Comprehensive loss attributable to non-controlling interest	$(40,367)	$(38,757)	$(164,470)	$(75,514)
Total comprehensive loss attributable to Fluence Energy, Inc.	$(18,831)	n/a	$(66,611)	n/a

The accompanying notes are an integral part of these statements

FLUENCE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY, MEMBERS’
DEFICIT, AND MEZZANINE EQUITY (UNAUDITED)
(U.S. Dollars in Thousands, except share/unit amounts)

	Mezzanine Equity	Members’ capital contributions	Class A Common Stock		Class B-1 Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Non-Controlling interest	Total stockholders’ equity and members’ deficit
			Shares	Amount	Shares	Amount				Shares	Amount
Balance at March 31, 2022	$—	$—	54,143,275	$—	117,173,390	$1	$289,428	$(47,990)	$(2)	—	$—	$484,020	$725,457
Net loss	—	—	—	$—	—	$—	$—	$(19,347)	$—			$(41,482)	$(60,829)
Stock-based compensation expense and related vesting	—	—	1,427,662	$—	—	$—	$8,581	$—	$—			$—	$8,581
Repurchase of class A common stock placed into treasury	—	—	(548,445)	$—	—	$—	$—	$—	$—	548,445	$(4,991)	$—	$(4,991)
Effect of Siemens Industry redemption of class B-1 common stock for class A common stock	—	—	58,586,695	$1	(58,586,695)	$(1)	$227,699	$—	$—			$(227,699)	$—
Effect of remeasurement of non-controlling interest due to other share transactions	—	—	—	$—	—	$—	$3,806					$(3,805)	$1
Proceeds from exercise of stock options	—	—	503,220	$—	—	$—	$1,233						$1,233
Other comprehensive loss, net of income tax benefit of $0	—	—	—	$—	—	$—	$—	$—	$517			$1,114	$1,631
Balance at June 30, 2022	$—	$—	114,112,407	$1	58,586,695	$—	$530,747	$(67,337)	$515	548,445	$(4,991)	$212,148	$671,083

Balance at September 30, 2021	$117,235	$106,152	—	$—	—	$—	$—	$(279,301)	$(285)	—	$—	$—	$(173,434)
Net loss prior to the Transactions												$(20,317)	$(20,317)
Other comprehensive income prior to the Transactions, net of income tax benefit of $0									$175				$175
Effect of the transactions related to the IPO	$(117,235)	$(106,152)	18,493,275	$—			$(24,091)	$279,301	$75			$(31,899)	$117,234
Issuance of class A common stock in IPO, net of issuance costs			35,650,000	$—			$295,740					$640,021	$935,761
Founders stock issuance					117,173,390	$1							$1
Net loss subsequent to the Transactions								$(67,337)				$(145,339)	$(212,676)
Stock-based compensation expense and related vesting			1,427,662	$—			$26,360						$26,360
Repurchase of Class A common stock placed into treasury			(548,445)	$—						548,445	$(4,991)		$(4,991)
Effect of Siemens Industry redemption of class B-1 common stock for class A common stock			58,586,695	$1	(58,586,695)	$(1)	$227,699					$(227,699)	$—

Effect of remeasurement of non-controlling interest due to other share transactions							3,806,000					(3,805,000)	1,000
Proceeds from exercise of stock options			503,220				1,233,000						1,233,000
Other comprehensive gain subsequent to the Transactions, net of income tax benefit of $0									$550			1,186,000	1,736,000
Balance at June 30, 2022	$—	$—	114,112,407	$1	58,586,695	$—	$530,747	$(67,337)	$515	548,445	$(4,991)	$212,148	$671,083

	Mezzanine Equity		Limited Members’ Capital		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Members’ Deficit
	Units	Amount	Units	Amount
Balance at March 31, 2021	—	—	7,920,000	$99,872	$(528)	$(153,326)	$(53,982)
Capital contribution				$6,280			$6,280
Issuance of class B membership units, net	1,250,000	$117,272					$—
Net loss						$(38,776)	$(38,776)
Other comprehensive loss, net of income tax benefit of $0					$19		$19
Balance at June 30, 2021	1,250,000	$117,272	7,920,000	$106,152	$(509)	$(192,102)	$(86,459)

Balance at September 30, 2020	—	—	7,920,000	$99,872	$201	$(117,298)	$(17,225)
Capital contribution			—	$6,280			$6,280
Issuance of class B membership units, net	1,250,000	$117,272					$—
Net loss						$(78,804)	$(74,804)
Other comprehensive loss, net of income tax benefit of $0					$(710)		$(710)
Balance at June 30, 2021	1,250,000	$117,272	7,920,000	$106,152	$(509)	$(192,102)	$(86,459)
The accompanying notes are an integral part of these statements

FLUENCE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(U.S. Dollars in Thousands)

	Nine Months Ended June 30,
	2022	2021
Operating activities
Net loss	$(232,992)	$(74,804)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,892	3,494
Amortization of debt issuance costs	550	—
Inventory provision	13,329	23,839
Stock-based compensation expense	26,360	—
Deferred income taxes	—	—
Provision (Benefit) on loss contracts	2,282	3,004
Changes in operating assets and liabilities:
Trade receivables	(46,343)	(29,359)
Unbilled receivables	836	(22,957)
Receivables from related parties	(15,956)	24,689
Advances to suppliers	(52,456)	(11,259)
Inventory	(77,255)	(319,946)
Other current assets	(118)	(13,885)
Other non-current assets	(17,556)	(2)
Accounts payable	68,154	(9,928)
Payables and deferred revenue with related parties	5,507	144,038
Deferred revenue	298,986	16,545
Current accruals and provisions	(53,016)	126,123
Taxes payable	(1,150)	60
Other current liabilities	(1,669)	(41)
Other non-current liabilities	(2,031)	1,112
Cash settled for stock based compensation	8,703	—
Insurance proceeds received	10,000	—
Net cash used in operating activities	(60,943)	(139,277)
Investing activities
Purchase of equity securities	(1,124)	—
Payments for acquisition of businesses, net of cash acquired	(29,215)	(18,000)
Purchase of property and equipment	(2,675)	(2,999)
Net cash used in investing activities	(33,014)	(20,999)
Financing activities
Capital contributions from founders	—	6,280
Proceeds from issuance of Class B membership units	—	125,000
Repurchase of class A common stock placed into treasury	(4,991)	—
Proceeds from exercise of stock options	1,233	—
Payment of transaction cost related to issuance of Class B membership units	(6,320)	(7,728)
Payment of debt issuance costs	(3,120)
Borrowing from promissory notes – related parties	—	75,000
Repayment of promissory notes – related parties	(50,000)	(75,000)
Borrowing from line of credit	—	50,000
Repayment to line of credit	(50,000)	(50,000)
Proceeds from issuance of Class A common stock sold in an IPO, net of underwriting discounts and commissions	935,761	—
Payments of deferred equity issuance costs	(7,103)	(1,012)
Other	—	3,189
Net cash provided by financing activities	815,460	125,729

Effect of exchange rate changes on cash and cash equivalents	2,473	(763)
Net increase (decrease) in cash and cash equivalents	723,976	(35,310)
Cash, cash equivalents, and restricted cash as of the beginning of the period	38,068	95,051
Cash, cash equivalents, and restricted cash as of the end of the period	$762,044	$59,741
Supplemental Cash Flows Information
Cash paid for income taxes	$1,298	$5,433
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
QFH’s Investment in Fluence Energy, LLC
On December 27, 2020, Fluence Energy, LLC entered into an agreement with QIA Florence Holdings LLC (“QFH” or the “Blocker Company”) for a $125.0 million investment. QFH was issued 18,493,275 Class B units of Fluence Energy, LLC. QFH is an affiliate of the Qatar Investment Authority (“QIA”), the sovereign wealth fund of Qatar, and its subsidiaries and affiliates. At September 30, 2021, the investment was recognized at carrying value within mezzanine equity on the consolidated balance sheets. As part of the transactions related to our initial public offering closed on November 1, 2021, QFH elected to convert their Class B units to the common stock of Fluence Energy, Inc., which was a conversion available to all of the holders of Fluence Energy, LLC Class A and Class B units. Accordingly, as of June 30, 2022, no mezzanine equity is recorded on the condensed consolidated balance sheets.
Initial Public Offering and Related Transactions
On November 1, 2021, the Company completed an initial public offering (the “IPO”) and a series of organization transactions (collectively with the IPO, the “Transactions”), in which the Company issued and sold 35,650,000 shares of its Class A common stock, par value $0.00001 per share (the “Class A common stock”), at the public offering price of $28.00 per share, which includes the exercise by the underwriters of their option to purchase an additional 4,650,000 shares of the Class A common stock. The net proceeds to the Company from the IPO were $935.8 million, after deducting underwriting discounts and offering expenses paid by the Company.
Immediately following the consummation of the Transactions:
•Fluence Energy, Inc. became a holding company. As the sole managing member of Fluence Energy, LLC, Fluence Energy, Inc. controls the business and affairs of Fluence Energy, LLC and its direct and indirect subsidiaries;
•Fluence Energy, Inc. owned, directly or indirectly, 54,143,275 limited liability company interests in Fluence Energy, LLC (the “LLC Interests”), representing approximately 31.6% of the economic interest in Fluence Energy, LLC;
•the Founders owned 117,173,390 LLC Interests in Fluence Energy, LLC, representing approximately 68.4% of the economic interest in Fluence Energy, LLC;
•the investors in our IPO owned 35,650,000 shares of Class A common stock of Fluence Energy, Inc., representing approximately 65.8% of the economic interest in Fluence Energy, Inc.;
•Qatar Holding LLC, the owner of the original Blocker Company, owned 18,493,275 shares of Class A common stock of Fluence Energy, Inc., representing approximately 34.2% of the economic interest in Fluence Energy, Inc.; and

•the Founders owned 117,173,390 shares of Class B-1 common stock of Fluence Energy, Inc.
Refer to Note 19 - Subsequent Events to the audited consolidated financial statements included in our 2021 Annual Report for a detailed discussion on the IPO and related Transactions.
Siemens Industry Redemption
On June 30, 2022, Siemens Industry, Inc. exercised its redemption right pursuant to the terms of the Third Amended and Restated Limited Liability Company Agreement of Fluence Energy, LLC (the “LLC Agreement”) with respect to its entire holding of 58,586,695 LLC Interests of Fluence Energy, LLC, together with the corresponding cancellation of an equivalent number of shares of Class B-1 common stock of Fluence Energy, Inc., par value $0.00001 per share (the “Redemption”).
The Company elected to settle the Redemption through the issuance of 58,586,695 shares of the Company’s Class A common stock (the “Shares”). The Redemption settled on July 7, 2022. Siemens Industry, Inc. effected an internal transfer of its interest in the Shares to Siemens AG at the time of Redemption and as of June 30, 2022, Siemens AG is the beneficial owner of 58,586,695 shares of Class A common stock.
The transaction increased the beneficial ownership interest of the Company in Fluence Energy, LLC to 66.08% as of June 30, 2022. The impact of the change in ownership interest did not result in a change in control. The transaction has been accounted for as an equity transaction and the carrying amount of non-controlling interest has been adjusted. Refer to Condensed consolidated statements of changes in stockholders’ equity, members’ deficit and mezzanine equity included herein.
2.    Summary of Significant Accounting Policies and Estimates
Principles of Accounting and Consolidation
As the sole managing member of Fluence Energy, LLC, Fluence Energy, Inc. operates and controls all the business and affairs of Fluence Energy, LLC and, through Fluence Energy, LLC and its direct and indirect subsidiaries, conducts the Company’s business. Fluence Energy, LLC is a variable interest entity, of which the Fluence Energy, Inc. beneficially owns a 66.08% interest as of June 30, 2022. For accounting purposes, Fluence Energy, Inc. is considered the primary beneficiary and therefore consolidates the results of Fluence Energy, LLC and its direct and indirect subsidiaries. Prior to the IPO, Fluence Energy, Inc. had no operations and had no assets or liabilities. Accordingly, financial results, balances, and other information included herein for periods prior to the IPO are reflective of Fluence Energy, LLC.
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
Non-Controlling Interest
The non-controlling interest on the condensed consolidated statements of operations and comprehensive loss represents the portion of earnings or loss attributable to the economic interest in Fluence Energy, LLC, held by the Founders. For the nine months ended June 30, 2022, the net loss of Fluence Energy, LLC prior to the date of the Transactions has been attributed to the non-controlling interest, and the net loss of Fluence Energy, LLC subsequent to the date of the Transactions has been allocated between Fluence Energy, Inc. and the non-controlling interest based on the respective ownership percentages of Fluence Energy, LLC held by Fluence Energy, Inc. and the Founders. Non-controlling interest on the condensed consolidated balance sheets represents the portion of net assets of the Fluence Energy, LLC attributable to the Founders, based on the portion of the LLC Interests owned by such shareholders. As of June 30, 2022, the non-controlling interest was 33.92%.
Unaudited Interim Financial Information
The accompanying condensed consolidated financial statements as of June 30, 2022, and for the three and nine months ended June 30, 2022 and 2021 are unaudited. These financial statements should be read in conjunction with the Company’s audited financial statements included in our 2021 Annual Report. In our opinion, such unaudited financial statements reflect all adjustments, including normal recurring items, that are necessary for the fair statement of the Company’s financial position as of June 30, 2022, the results of its operations for the three and nine months ended June 30, 2022 and 2021, and its cash flows for the nine months ended June 30, 2022 and 2021. The financial data and other information disclosed in these notes related to the three and nine months ended June 30, 2022 and 2021 are also unaudited. The results for the three and nine months ended June 30, 2022 and 2021 are not necessarily indicative of results for the full year ending September 30, 2022 and 2021, any other interim periods, or any future year or period. The balance sheet as of September 30, 2021 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the interim financial statements.
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
Cash restricted for use as a result of financing or other obligations is classified separately as restricted cash. If the purpose of restricted cash relates to acquiring a long-term asset, liquidating a long-term liability, or is otherwise unavailable for a period longer than one year from the balance sheet date, the restricted cash is included in other long-term assets. Otherwise, restricted cash is included as a separate line item on the Company’s consolidated balance sheets.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash as shown in the Company’s condensed consolidated balance sheets.

in thousands	June 30, 2022	June 30, 2021
Cash and cash equivalents	$676,951	$58,497
Restricted cash	75,093	1,244
Restricted cash included in “Other non-current assets”	$10,000	—
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$762,044	$59,741
Restricted cash consisted of the following:

in thousands	June 30, 2022	June 30, 2021
Collateral for credit card program	$1,410	$923
Collateral for outstanding bank guarantees	73,683	321
Collateral for surety program included in “Other non-current assets”	10,000	—
Total restricted cash	$85,093	$1,244
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
Tax Receivable Agreement
In connection with the IPO, we entered into the Tax Receivable Agreement with Fluence Energy, LLC and the Founders which obligates the Company to make payments to the Founders of 85% of the amount of certain tax benefits that Fluence Energy, Inc. actually realizes, or in some circumstances is deemed to realize, arising from the Basis Adjustments (as defined below) and certain other tax benefits arising from payments made under the Tax Receivable Agreement. Fluence Energy, LLC will have in effect an election under Section 754 of the Internal Revenue Code (the “Code”) effective for each taxable year in which a redemption or exchange (including deemed exchange) of LLC Interests for Class A common stock or cash occurs or when Fluence Energy, LLC makes (or is deemed to make) certain distributions. These Tax Receivable Agreement payments are not conditioned upon one or more of the Founders maintaining a continued ownership interest in Fluence Energy, LLC. If a Founder transfers LLC Interests but does not assign to the transferee of such units its rights under the Tax Receivable Agreement, such Founder generally will continue to be entitled to receive payments under the Tax Receivable Agreement arising in respect of a subsequent exchange of such LLC Interests. In general, the Founders’ rights under the Tax Receivable Agreement may not be assigned, sold, pledged, or otherwise alienated or transferred to any person, other than certain permitted transferees, without our prior written consent (not to be unreasonably withheld) and such person’s becoming a party to the Tax Receivable Agreement and agreeing to succeed to the applicable Founder’s interest therein.
Subsequent redemptions or exchanges of LLC Interests are expected to result in increases in the tax basis of the assets of Fluence Energy, LLC and certain of its subsidiaries. Increases in tax basis and tax basis adjustments generated over time may increase (for tax purposes) the depreciation and amortization deductions available to Fluence Energy, Inc. and, therefore, may reduce the amount of U.S. federal, state, and local tax that Fluence Energy, Inc. would otherwise be required to pay in the future, although the Internal Revenue Service (“IRS”) may challenge all or part of the validity of that tax basis, and a court could sustain such a challenge. Fluence Energy, Inc.’s allocable share of tax basis and the anticipated tax basis adjustments upon redemptions or exchanges of LLC Interests may also decrease gains (or increase losses) on future dispositions of certain assets to the extent tax basis is allocated to those assets. Actual tax benefits realized by Fluence Energy, Inc. may differ from tax benefits calculated under the Tax Receivable Agreement as a result of the use of certain assumptions in the Tax Receivable Agreement, including the use of an assumed state and local income tax rate to calculate tax benefits. The payment obligation under the Tax Receivable Agreement is an obligation of Fluence Energy, Inc. and not of Fluence Energy, LLC. We expect to use distributions from Fluence Energy, LLC to fund any payments that we will be required to make under the Tax Receivable Agreement. To the extent we are unable to make timely payments under the Tax Receivable Agreement for any reason, such payments generally will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement resulting in the acceleration of payments due under the Tax Receivable Agreement. Fluence Energy, Inc. expects to benefit from the remaining 15% of cash tax benefits, if any, it realizes from such tax benefits. For purposes of the Tax Receivable Agreement, the cash tax benefits will be computed by comparing the actual income tax liability of Fluence Energy, Inc. to the amount of such taxes that Fluence Energy, Inc. would have been required to pay had there been no such tax basis adjustments of the assets of Fluence Energy, LLC or its subsidiaries as a result of redemptions or exchanges and had Fluence Energy, Inc. not entered into the Tax Receivable Agreement. The actual and hypothetical tax liabilities determined in the Tax Receivable Agreement will be calculated using the actual U.S. federal income tax rate in effect for the applicable period and an assumed state and local income tax rate (along with the use of certain other assumptions). The term of the Tax Receivable Agreement will continue until all such tax benefits have been utilized or expired, unless Fluence Energy, Inc. exercises its right to terminate the Tax Receivable Agreement early, certain changes of control occur or Fluence Energy, Inc. breaches any of its material obligations under the Tax Receivable Agreement, in which case, all obligations generally (and in the case of such a change of control or such breach, only if the Founders elect)

will be accelerated and due as if Fluence Energy, Inc. had exercised its right to terminate the Tax Receivable Agreement. The payment to be made upon an early termination of the Tax Receivable Agreement will generally equal the present value of payments to be made under the Tax Receivable Agreement using certain assumptions. Estimating the amount of payments that may be made under the Tax Receivable Agreement is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors. The tax basis adjustments upon the redemption or exchange of LLC Interests, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of purchases or exchanges, the price of shares of our Class A common stock at the time of the purchase or exchange, the extent to which such purchases or exchanges do not result in a basis adjustment, the amount of tax attributes, changes in tax rates and the amount and timing of our income.

The redemption of LLC Interests by Siemens Industry, Inc. on June 30, 2022, results in increases in the tax basis of the assets of Fluence Energy, LLC and certain of its subsidiaries. The increases in tax basis and tax basis adjustments increases (for tax purposes) the depreciation and amortization deductions available to Fluence Energy, Inc. and, therefore, may reduce the amount of U.S. federal, state, and local tax that Fluence Energy, Inc. would otherwise be required to pay in the future, although the IRS may challenge all or part of the validity of that tax basis, and a court could sustain such a challenge.

We expect that as a result of the tax basis adjustment of the assets of Fluence Energy, LLC and its subsidiaries upon the Redemption and our possible utilization of certain tax attributes, the payments that we may make under the Tax Receivable Agreement will be substantial. As a result of the Redemption, we estimate tax savings of approximately $113.6 million. Siemens AG will be entitled to receive payments under the Tax Receivable Agreement equaling 85% of such amount, or $96.5 million; assuming, among other factors, (i) we will have sufficient taxable income to fully utilize the tax benefits; (ii) Fluence Energy, LLC is able to fully depreciate or amortize its assets; and (iii) no material changes in applicable tax law. The payments under the Tax Receivable Agreement are not conditioned upon continued ownership of us by the Founders. Although the timing and extent of future payments could vary significantly under the Tax Receivable Agreement for the factors discussed above, we anticipate funding payments from the Tax Receivable Agreement from cash flow from operations of our subsidiaries, available cash or available borrowings under any future debt agreements, and such payments are not anticipated to be dependent upon the availability of proceeds of the IPO.

Prior to the Redemption, we determined it was not probable payments under the Tax Receivable Agreement would be made, given there was not sufficient taxable income over the term of the agreement to utilize deductions in the future. Therefore, the Company did not initially recognize the liability against equity. Upon the Redemption, the Company still determines that it is not probable payment under the agreement would be made and has not recognized the change in the liability against equity during the quarter. Should we determine that the Tax Receivable Agreement payment is probable, a corresponding liability will be recorded. As a result, our future results of operations and earnings could be impacted as results of these matters.
Loss per Share
Basic net loss per share of Class A common stock is computed by dividing net loss attributable to Class A common stockholders by the weighted average number of shares of Class A common stock outstanding during the period. Diluted net loss per share of Class A common stock is computed by adjusting the net loss available to Class A common stockholders and the weighted average shares of Class A common stock outstanding to give effect to potentially dilutive securities. Shares of our Class B-1 and Class B-2 common stock are not entitled to receive any distributions or dividends. When a common unit of Fluence Energy, LLC is redeemed, at the Company’s election, for cash or Class A common stock by a Founder who holds shares of our Class B-1 or Class B-2 common stock, such Founder will be required to surrender a share of Class B-1 or Class B-2 common stock, as the case may be, which we will cancel for no consideration. In the event of cash settlement, the Company is required to issue new shares of Class A common stock and use the proceeds from the sale of these newly-issued shares of Class A common stock to fully fund the cash settlement. Therefore, we did not include shares of our Class B-1 or Class B-2 common stock in the computation of basic loss per share. As we have incurred losses for all periods presented, diluted loss per share is equal to basic loss per share because the effect of potentially dilutive securities would be antidilutive. The potentially dilutive securities that were excluded consist of 58,586,695 shares of Class B-1 common stock, 10,205,593 outstanding stock options, 605,591 outstanding phantom units, and 1,584,196 outstanding restricted stock units as of June 30, 2022.

All earnings prior to and up to November 1, 2021, the date of completion of the IPO, were entirely allocable to non-controlling interest and, as a result, loss per share information is not applicable for reporting periods prior to this date. Consequently, only the net loss allocable to Fluence Energy, Inc. from the period subsequent to November 1, 2021 is included in the net loss attributable to the stockholders of Class A common stock for the nine months ended June 30, 2022. Basic and diluted net loss per share of Class A common stock for the three and nine months ended June 30, 2022, respectively, have been computed as follows:

In thousands, except share and per share amounts	Three Months Ended June 30, 2022	Nine Months Ended June 30, 2022
Net loss	(60,829)	(232,992)
Less: Net loss attributable to the non-controlling interest	$(41,482)	$(165,656)
Net loss attributable to Fluence Energy, Inc.	$(19,347)	$(67,336)

Weighted average number of Class A common shares outstanding, basic and diluted	55,625,566	54,637,372
Loss per share of Class A common stock, basic and diluted	$(0.35)	$(1.23)
Recent Accounting Standards Adopted
No new accounting standards were adopted during the nine months ended June 30, 2022.
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

In thousands	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Americas (North, Central and South America)	$142,872	$246,023	$542,197	$358,140
APAC (Asia Pacific)	77,289	14,804	115,348	102,742
EMEA (Europe, Middle-East and Africa)	18,849	17,368	99,076	31,679
Total	$239,010	$278,195	$756,621	$492,561
Deferred Revenue
Deferred revenue represents the excess billings over the amount of revenue recognized to date. Deferred revenue from related parties is included in payables and deferred revenue with related parties on the Company’s condensed consolidated balance sheets. The following table provides information about deferred revenue from contracts with customers:

In thousands	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Deferred revenue beginning of period	$222,815	$208,901	$71,365	$123,841
Additions	194,398	—	369,679	128,963
Revenue recognized related to amounts that were included in beginning balance of deferred revenue	(46,183)	(68,515)	(70,014)	(112,418)
Deferred revenue end of period	$371,030	$140,386	$371,030	$140,386

In thousands	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Deferred revenue from related parties beginning of period	$171,466	$112,079	$220,122	$11,425
Additions	130,563	46,927	226,330	150,758
Revenue recognized related to amounts that were included in beginning balance of deferred revenue	(74,198)	(62)	(218,621)	(3,239)
Deferred revenue from related parties end of period	$227,831	$158,944	$227,831	$158,944
Customer and Supplier Concentration
For the nine months ended June 30, 2022, our top three customers, in the aggregate, accounted for approximately 80% of total revenue.
For the nine months ended June 30, 2021, our top three customers, in the aggregate, accounted for approximately 80% of total revenue.
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
As of June 30, 2022, the Company had a total of $2,130.2 million of remaining performance obligations related to our contractual commitments, of which we expect to recognize 91% in revenue in the next five years and the remainder after five years.

Variable Consideration
As of June 30, 2022 and September 30, 2021, the transaction prices of our active energy solution contracts have been reduced to reflect variable consideration of $56.7 million and $52.8 million, respectively.
4.    Business Combinations
During April 2022, the Company entered into a share sale purchase agreement and acquired all outstanding shares, the assets and assumed the liabilities of Nispera AG (“Nispera”), a Zurich based provider of artificial intelligence (AI) and machine learning-enabled software-as-a-service (SaaS) targeting the renewable energy sector. Nispera’s advanced technology helps customers monitor, analyze, forecast, and optimize the performance and value of renewable energy assets. The preliminary base purchase price for the acquisition was $33.4 million, of which $27.1 million was paid in cash to investors, $2.6 million was paid to debt holders at the purchase date, and $3.7 million will be paid to investors 18 months from date of purchase. In addition, Fluence issued 0.5 million shares of restricted stock to Nispera’s management team that vest ratably over three years for retention purposes. The acquisition represents a business combination under ASC 805 Business Combinations. The Company has included the financial results of the acquisition in its consolidated financial statements from the date of acquisition. Transaction costs associated with the acquisition were not significant and were expensed as incurred. The following table summarizes the preliminary aggregate fair values and estimated useful lives of the assets acquired and liabilities assumed, as of the date of the acquisition.

Fair Value of consideration transferred	$33,446
Recognized amounts of identifiable assets and liabilities assumed:
Cash	489
Accounts receivables and other assets	189
Trademark (11 years life)	750
Developed technology (12 years life)	16,500
Customer relationships (6 years life)	3,500
Accounts payable and other liabilities	(386)
Deferred revenue	(679)
Deferred tax liabilities	(3,454)
Total net identifiable assets acquired and liabilities assumed	$16,909
Goodwill	$16,536
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
The valuation was complex due to the significant estimation uncertainty in certain assumptions used to determine the fair value of intangible assets acquired. The primary area that remains preliminary relate to the fair value of intangible assets acquired. The preliminary estimated fair values of identifiable intangible assets may be subject to change as additional information is received. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.

5.    Inventory, Net
Inventory consisted of the following:

In thousands	June 30, 2022			September 30, 2021
	Cost	Provision	Net	Cost	Provision	Net
Cubes, batteries, and other equipment (a)	$447,222	$(29)	$447,193	$402,157	$(12,980)	$389,177
Shipping containers and spare parts	7,390	(870)	6,520	1,857	(1,247)	610
Total	$454,612	$(899)	$453,713	$404,014	$(14,227)	$389,787
(a) Provision at September 30, 2021 included a $13.0 million loss recognized during fiscal year 2021 for inventory damaged in transit related to the 2021 cargo loss incident. During the nine months ended June 30, 2022, $13.0 million of inventory was written off against the provision. Refer to Note 12 - Commitments and Contingencies for a detailed discussion of the 2021 cargo loss incident.
6.    Other Current Assets
Other current assets consisted of the following amounts:

In thousands	June 30, 2022	September 30, 2021
Taxes recoverable	22,115	14,049
Prepaid expenses	3,263	2,480
Advance payments	2,962	3,601
Receivable from insurance (a)	—	10,000
Deferred equity issuance costs	—	7,103
Prepaid insurance	3,755	—
Other	7,045	4,684
Total	$39,140	$41,917
(a) Receivable from insurance represents insurance recoveries that are probable of collection related to the 2021 cargo loss incident. The Company collected $10.0 million receivable from insurance during the nine months ended June 30, 2022. Refer to Note 12 - Commitments and Contingencies for a detailed discussion of the 2021 cargo loss incident.
7.    Intangible Assets, Net
Intangible assets are stated at amortized cost and consist of the following:

In thousands	June 30, 2022			September 30, 2021
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Patents and licenses	$28,556	$(8,531)	$20,025	$32,982	$(9,207)	$23,775
Developed technology (a)	28,666	(2,119)	26,547	12,600	(1,050)	11,550
Customer relationship/Trade names (a)	8,638	(2,669)	5,969	—	—	—
Other (a)	1,212	(257)	955	894	(162)	732
Total	$67,072	$(13,576)	$53,496	$46,476	$(10,419)	$36,057
(a) The developed technology intangible assets and customer relationship/trade names intangible assets included $16.5 million and $4.3 million, respectively, related to the business acquisition discussed in Note 4 - Business Combinations.
Intangible assets are amortized over their estimated useful lives on a straight-line basis. Total amortization expense for the three months ended June 30, 2022 and 2021 was $1.3 million and $0.9 million, respectively. Total amortization expense for the nine months ended June 30, 2022 and 2021 was $3.2 million and $2.6 million, respectively.

8.    Goodwill
No impairment was recognized for the nine months ended June 30, 2022 and 2021, respectively. The following table presents the goodwill activity:

In thousands	Nine Months Ended June 30,
	2022	2021
Goodwill, Beginning of the period	$9,176	$4,731
Foreign currency adjustment	(498)	21
Acquisition related goodwill (a)	16,536	4,449
Goodwill, End of the period	$25,214	$9,201
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

In thousands	June 30, 2022	September 30, 2021
Accruals	$102,947	$155,963
Provisions for expected project losses	32,463	30,180
Total	$135,410	$186,143
10.    Short-term Debt
Revolving Credit Facility
On November 1, 2021, we entered into a credit agreement for a revolving credit facility (the “Revolver”), by and among Fluence Energy, LLC, as the borrower, Fluence Energy, Inc., as a parent guarantor, the subsidiary guarantors party thereto, the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent and collateral agent (the “Credit Agreement”). The Revolver is secured by a (i) first priority pledge of the equity securities of Fluence Energy, LLC and its subsidiaries and (ii) first priority security interests in, and mortgages on, substantially all tangible and intangible personal property and material fee-owned real property of Fluence Energy, LLC, the parent guarantor and each subsidiary guarantor party thereto, in each case, subject to customary exceptions and limitations. The initial aggregate amount of commitments was $190.0 million from the lenders party thereto including JP Morgan Chase Bank, N.A., Morgan Stanley Senior Funding, Inc., Bank of America, N.A., Barclays Bank PLC, and five other banks. On June 30, 2022, the Company increased the revolving commitment available under the Revolver by $10.0 million to an aggregate of $200.0 million with the addition of UBS AG, Stamford Branch as an additional lender under the Revolver. The maturity date of the Revolver is November 1, 2025.
The Revolver bears interest at either (i) the Adjusted LIBOR or Adjusted EURIBO Rate (each as defined in the Credit Agreement) plus 3.0% or (ii) the Alternate Base Rate (as defined in the Credit Agreement) plus 2.0% (subject to customary LIBOR replacement provisions and alternative benchmark rates including customary spread adjustments with respect to borrowings in foreign currency), at the option of Fluence Energy, LLC. Fluence Energy, LLC is required to pay to the lenders a commitment fee of 0.55% per annum on the average daily unused portion of the revolving commitments through maturity. The Revolver also provides for up to $200.0 million in letter of credit issuances, which will require customary issuance and administration fees, as well as a fronting fee payable to each issuer thereof and a letter of credit participation fee of 2.75% per annum payable to the lenders.
The Credit Agreement contains customary covenants for these types of financing, including, but not limited to, covenants that restrict our ability to incur additional indebtedness; incur liens; sell, transfer, or dispose of property and assets; make investments or acquisitions; make dividends, distributions or other restricted payments; and engage in affiliate transactions. The Credit Agreement limits our ability to make certain payments, including dividends and distributions on Fluence Energy, LLC’s equity, Fluence Energy, Inc.’s equity and other restricted payments. In addition, we are required to maintain (i) minimum liquidity and gross revenue requirements, in each case, until consolidated EBITDA reaches $150.0 million for the most recent four fiscal quarters and we make an election, and (ii) thereafter, a maximum total leverage ratio and a minimum interest coverage ratio. Such covenants will be tested on a quarterly basis. As of June 30, 2022, we were in compliance with all such covenants or maintained availability above such covenant triggers.
As of June 30, 2022, we had no borrowings under the Revolver.

Line of Credit
Prior to the IPO, the Company had an Uncommitted Line of Credit Agreement (“Line of Credit’) with Citibank, N.A. (“Citibank”) which allowed us to borrow an amount in aggregate not to exceed $50.0 million, with the expiration date on March 31, 2023. Outstanding borrowings from the Line of Credit were $50.0 million as of September 30, 2021. The weighted average annual interest rate of the borrowing was 2.83%. On November 1, 2021, the $50.0 million outstanding borrowings from the Line of Credit was paid off using the proceeds from our IPO and the Line of Credit was canceled shortly thereafter.
Refer to Note 13 — Related-Party Transactions for borrowings from related parties.
11.    Income Taxes
The Company’s provision for income taxes is based on the estimated annual effective tax rate, plus discrete items.
Income tax expense was $(1.0) million and $1.7 million for the three months ended June 30, 2022 and 2021, respectively. The effective tax rate for the three months ended June 30, 2022 and 2021 was 1.6% and (4.5)%, respectively. For the three months ended June 30, 2022, the Company’s effective tax rate differs from the U.S. statutory tax rate of 21% primarily due to flow-through losses incurred prior to the IPO on November 1, 2021, flow-through losses attributable to the Founders, valuation allowances, and foreign exchange losses. For the three months ended June 30, 2021, the Company’s effective tax rate differs from the U.S. statutory tax rate primarily due to foreign tax rate differentials, flow through losses attributable to the Founders, valuation allowances recorded on foreign deferred tax assets and foreign withholding taxes on royalties.
Income tax expense was $(0.5) million and $2.9 million for the nine months ended June 30, 2022 and 2021, respectively. The effective tax rate for the nine months ended June 30, 2022 and 2021 was 0.2% and (4.0)%, respectively. For the nine months ended June 30, 2022, the Company’s effective tax rate differs from the U.S. statutory tax rate of 21% primarily due to flow-through losses incurred prior to the IPO on November 1, 2021, flow-through losses attributable to the Founders, valuation allowances, and foreign exchange losses. For the nine months ended June 30, 2021, the Company’s effective tax rate differs from the U.S. statutory tax rate primarily due to foreign tax rate differentials, flow through losses attributable to the Founders, valuation allowances recorded on foreign deferred tax assets and foreign withholding taxes on royalties.
The Company does not believe it has any significant uncertain tax positions and therefore has no unrecognized tax benefits as of June 30, 2022 and September 30, 2021, that if recognized, would affect the annual effective tax rate.
As of June 30, 2022 and September 30, 2021, the Company had recorded a full valuation allowance against deferred tax assets on some of its foreign subsidiaries. Upon the IPO on November 1, 2021, Fluence Energy, Inc. became a holding company of Fluence Energy, LLC, and as a corporation, recorded deferred tax assets primarily related to its investment in the LLC. The Company determined that based on the weight of available evidence, including cumulative losses, it is more-likely-than-not that the net deferred tax assets of Fluence Energy, Inc. and some of Fluence Energy, LLC’s foreign subsidiaries will not be realized and valuation allowances have been recorded against such deferred tax assets.
12.    Commitments and Contingencies
Commitments
The Company has certain contractual obligations incurred in the normal course of business that require fixed and determinable payments in the future. These commitments include lease obligations and purchase commitments under master supply agreements.
The Company did not have significant changes in lease contracts and purchase commitments during the nine months ended June 30, 2022. During the nine months ended June 30, 2022, the Company made a $60.0 million advance payment as a capacity guarantee pursuant to a purchase agreement with one of our suppliers, of which, as of June 30, 2022, the balances of $42.5 million and $17.5 million are recorded within “Current assets - Advances to suppliers” and “Non-current assets - Advances to suppliers”, respectively, on the condensed consolidated balance sheets.

Warranties
The Company is party to both assurance and service-type warranties for various lengths of time. The Company recognizes revenue for service type warranties using either a straight-line or cost to cost method depending on the contract. For assurance-type warranties, the Company records an estimate of future warranty cost when the battery energy solution is transferred to the customer and the future costs of servicing the warranty are both probable and estimable. No material amount of costs for assurance type warranties have been incurred and we are not able to estimate an amount of probable future costs, thus no liability has been recorded.
Legal Contingencies
From time to time, the Company may be involved in litigation relating to claims that arise out of our operations and businesses and that cover a wide range of matters, including, among others, intellectual property matters, contract and employment claims, personal injury claims, product liability claims, and warranty claims. The Company accrues for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. It is reasonably possible that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material.
The following discussion covers the Company’s potential loss contingencies as of June 30, 2022:
2021 Cargo Loss Incident
On April 28, 2021, the Company was notified of an emergency aboard a vessel carrying Fluence inventory. This incident (the “Cargo Loss Incident”) resulted in damage to a portion of our cargo aboard the vessel. The Company has recorded $13.0 million provision to its inventory as of September 30, 2021 based on the net realizable value of cargo that was destroyed. During the nine months ended June 30, 2022, $13.0 million of inventory was written off against the provision. In addition to the inventory losses, we have incurred and expect to incur incremental expenses related to the incident, primarily consisting of inspection costs, project cost overruns due to logistical changes, legal fees, fees to dispose of the damaged cargo, and additional cost to replace the damaged cargo. We received an aggregate of $10.0 million insurance proceeds related to non-disputed claims, $7.5 million of which was collected in October 2021 and the remaining $2.5 million was collected in April 2022.
2021 Overheating Event at Customer Facility
On September 4, 2021, a 300 MW energy storage facility owned by one of our customers experienced an overheating event. Fluence served as the energy storage technology provider and installed the facility, which was completed in fiscal year 2021. No injuries were reported from the incident. Since then, the facility was taken offline as teams from Fluence, our customer, and the battery manufacturer investigate the incident. Our customer released initial findings in the second fiscal quarter of 2022 on what it contends is the root cause of the incident. At this time, Fluence cannot comment on or accept the customer’s stated findings. The customer’s stated findings, if ultimately confirmed and proven, could relate to certain scopes of work for which Fluence or its subcontractors could be responsible. The customer’s stated findings, however, could also relate to certain scopes of work for which other parties were responsible and/or relate to other causes. The customer has alleged that Fluence is liable for the incident but has not yet demanded a specific amount of compensation. Fluence has denied liability, pending completion of all investigations. No legal proceedings have been commenced. We are currently not able to estimate the impact, if any, that this incident may have on our reputation or financial results, or on the market adoption of our products.
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
13.    Related-Party Transactions
Related parties are represented by AES and Siemens, their respective subsidiaries and other entities under common control. As of June 30, 2022, AES Grid Stability, a wholly owned subsidiary of AES, holds 58,586,695 shares of Class B-1 common stock of Fluence Energy, Inc. and Siemens holds 58,586,695 of Class A common stock of Fluence Energy, Inc.

Borrowings from Related Parties
On August 11, 2021, the Company borrowed $25.0 million and $25.0 million from AES Grid Stability and Siemens Industry, respectively, in the form of subordinated promissory notes, each bearing an annual interest at 2.86%. The promissory notes were paid off in full on November 1, 2021 using proceeds from the IPO.
Sales and Procurement Contracts with Related Parties
Fluence signs battery-based energy storage product and related service contracts with AES, Siemens, and their subsidiaries (collectively refer to as affiliates). The contract price in such contracts is similar to the price charged by us to third-party customers. Revenue from contracts with affiliates is included in “Revenue from related parties” on the Company’s condensed consolidated statements of operations and comprehensive loss.
In addition, Fluence purchases material and supplies from its affiliates and records the costs in “Cost of goods and services” on the Company’s condensed consolidated statements of operations and comprehensive loss.
Service Agreements with Affiliates
Fluence and its affiliates have signed service agreements under which the affiliates provide certain management and administrative services to Fluence. The services include but are not limited to, treasury, information technology services, sales services, and research and development. Cost of services are accrued monthly and included in “Payables and deferred revenue with related parties”, and “General and administrative”, “Sales and marketing”, or “Research and development” on the Company’s condensed consolidated balance sheets and statements of operations and comprehensive loss, respectively.
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
Receivables and Payables
The following table presents the components of receivables from related parties and payables to related parties on the Company’s condensed consolidated balance sheets:

In thousands	June 30, 2022	September 30, 2021
Accounts receivable	$23,018	$26,292
Unbilled receivables	26,300	7,070
Total receivables from related parties	$49,318	$33,362
Accounts payable	$722	$4,510
Deferred revenue	227,831	220,122
Accrued liabilities	4,880	3,293
Total payables and deferred revenue with related parties	$233,433	$227,925
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
The following table presents the related party transactions that are included the Company’s condensed consolidated statements of operations and comprehensive loss for the periods indicated:

In thousands	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Revenue	$123,011	$13,512	$497,771	$62,164
Cost of goods and services	(6,714)	(7,269)	(16,510)	(15,755)
Research and development expenses	(63)	69	(108)	(103)
Sales and marketing expenses	(528)	(1,908)	(1,603)	(2,570)
General and administrative expenses	(50)	(303)	(1,412)	(670)
Refer to Note 15 — Supply Chain Financing for the related party guarantee associated with the supply chain financing.
14.    Stock-Based Compensation
The following table presents stock-based compensation expense by financial statement line item:

In thousands	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Cost of goods and services	$2,604	$—	$6,881	$—
Research and development	2,270	—	5,607	—
Sales and marketing (a)	(1,126)	—	3,328	—
General and administrative	3,649	—	19,186	—
Total	$7,397	$—	$35,002	$—
(a) The reduction of stock based compensation expense as it relates to Sales and Marketing for the three months ended June 30, 2022 was a result of the mark-to-market adjustment of our liability classified awards which is driven by our stock price decrease during the three months ended June 30, 2022.
As of September 30, 2021, the Company determined that achievement of the performance conditions related to awards granted under the 2020 Unit Option Plan and the 2020 Phantom Equity Incentive Plan (the “2020 Plans”) was not probable and therefore, no expense was recognized for unit options or phantom units during the fiscal year ended September 30, 2021. The completion of the IPO on November 1, 2021 resulted in achievement of the performance condition underlying awards granted under the 2020 Plans. Accordingly, previously unrecognized stock compensation expense was recognized during the nine months ended June 30, 2022.
During the three months ended June 30, 2022, the Company granted 675,315 restricted stock units (“RSUs”) under the 2021 Incentive Award Plan to certain employees and directors that vest ratably over a period of three years. The weighted average grant date fair value for the RSUs was $11.72. The Company also made a cash payment of $5.7 million to settle liability classified awards previously granted to the former CEO under the 2020 Plans during the nine months ended June 30, 2022.
15. Supply Chain Financing
We have provided certain of our suppliers with access to a supply chain financing program through a third-party financing institution (the “SCF Bank”). This program allows us to seek extended payment terms with our suppliers and allows our suppliers to monetize their receivables prior to the payment due date, subject to a discount. Once a supplier elects to participate in the program and reaches an agreement with the SCF Bank, the supplier elects which individual invoices to sell to the SCF Bank. We then pay the SCF Bank on the invoice due date. We have no economic interest in a supplier’s decision to sell a receivable to the SCF Bank. The agreements between our suppliers and the SCF Bank are solely at their discretion and are negotiated directly between them. Our suppliers’ ability to continue using such agreements is primarily dependent upon the strength of our financial condition and guarantees issued by AES and Siemens. As of June 30, 2022, AES and Siemens issued guarantees of $50.0 million each, for a total of $100.0 million, to the SCF Bank on our behalf.
As of June 30, 2022 and September 30, 2021, we had $93.2 million and $58.4 million of payables outstanding, respectively, subject to the program. All outstanding payments owed under the program are recorded within “Accounts payable” on the condensed consolidated balance sheets.

16. Subsequent Events
Partnership with ReNew Power

On August 5, 2022, Fluence Energy Singapore PTE. LTD., a subsidiary of Fluence Energy, LLC, and ReNew Power entered into an agreement to form partnership in India for an initial investment of $5 million, plus a line of credit of $15 million each for 50% interest in the partnership.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Fluence and should be read in conjunction with the accompanying consolidated financial statements and related notes thereto included in this Quarterly Report on Form 10-Q (this “Report”) as well in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 filed with the Securities and Exchange Commission (the “SEC”) on December 14, 2021 (“2021 Annual Report”).
Except where the context clearly indicates otherwise, “Fluence,” “we,” “us,” “our” or the “Company” refers to Fluence Energy, Inc. and its wholly owned subsidiaries.
Overview
Upon the completion of our initial public offering (the “IPO”) and a series of organization transactions (collectively with the IPO, the “Transactions”) on November 1, 2021, Fluence Energy, Inc. became a holding company whose sole material assets are the limited liability interests in Fluence Energy LLC (the “LLC Interests”). All of our business is conducted through Fluence Energy, LLC, together with its subsidiaries, and the financial results of Fluence Energy, LLC are consolidated in our financial statements.
Our fiscal year begins on October 1 and ends on September 30.
Since our inception on January 1, 2018, we have focused on international growth and developing our energy storage product and delivery services, operational services, and digital applications. We have incurred net operating losses each year since our inception. Through June 30, 2022, we have financed our operations with the proceeds from our IPO, equity contributions from AES Grid Stability, LLC (“AES Grid Stability”), Siemens Industry, Inc. (“Siemens Industry”), and QIA Florence Holdings LLC (“QFH”), cash and cash equivalents, negative working capital, and short-term borrowings.
As of June 30, 2022, we deployed cumulative 1,580 MW of energy storage products, compared to 971 MW as of September 30, 2021. New energy storage product contracts executed during the three months ended June 30, 2022 represented total contracted power of approximately 311 MW compared to 338 MW for the three months ended June 30, 2021. New energy storage product contracts executed during the nine months ended June 30, 2022 represented total contracted power of approximately 1,493 MW as compared to 490 MW for the nine months ended June 30, 2021. We recognized total revenue of $239.0 million for the three months ended June 30, 2022, representing a decrease of $(39.2) million, or (14.1)%, compared to the three months ended June 30, 2021. We recognized total revenue of $756.6 million for the nine months ended June 30, 2022, representing an increase of $264.0 million, or 53.6%, compared to the nine months ended June 30, 2021. The decrease in total revenue for the three month period compared to the same period of the prior year was attributable to the timing of projects and the revenue recognition pattern of performance obligations. The increase in total revenue for the nine month period compared to the same period of the prior year was attributable to sales of our battery energy storage products as we expanded our business, particularly in the Americas and EMEA regions, which has been partially offset by impacts of COVID-19 pandemic related delays in shipping energy storage products. We believe such delays may continue through the rest of fiscal year 2022.
We had a gross loss of $(5.2) million and gross profit margin of (2.2)% for the three months ended June 30, 2022, compared to a gross loss of $(15.0) million and gross profit margin of (5.4)% for the three months ended June 30, 2021. We had a gross loss of $(73.1) million and gross profit margin of (9.7)% for the nine months ended June 30, 2022, compared to a gross loss of $(9.1) million and gross profit margin of (1.9)% for the nine months ended June 30, 2021. The gross loss for each of the three and nine month periods ended June 30, 2022 has been negatively impacted by (i) capacity constraints within the shipping industry and increased shipping costs, both of which are primarily caused as a result of the COVID-19 pandemic, and (ii) cost overruns and delays we are experiencing in some projects currently under construction.

General and administrative, research and development, and sales and marketing expenses increased by $18.1 million, $13.4 million, and $1.6 million, or 195.9%, 282.5%, and 23.0%, respectively, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. The increases in general and administrative expense and research and development expense for the three months ended June 30, 2022 include stock-based compensation expense of $3.6 million and $2.3 million, respectively. General and administrative, research and development, and sales and marketing expenses increased by $59.5 million, $25.0 million, and $10.9 million, or 245.6%, 144.8%, and 65.1%, respectively, for the nine months ended June 30, 2022, compared to the nine months ended June 30, 2021. The increases in general and administrative, research and development and sales and marketing expenses for the nine months ended June 30, 2022 include stock-based compensation expense of $19.2 million, $5.6 million and $3.3 million, respectively. We have been investing heavily in our human capital, technology, products, and services to support significant increases in our operations and related revenues for the three and nine months ended June 30, 2022. We expect our operating expenses, exclusive of stock-based compensation expense, to increase for the foreseeable future as we experience continuing substantial growth and mature as a public company.
Initial Public Offering and Related Transactions
On November 1, 2021, the Company completed an IPO in which it issued and sold 35,650,000 shares of its Class A common stock at the public offering price of $28.00 per share. The net proceeds to the Company from the IPO were $935.8 million, after deducting underwriting discounts and offering expenses paid by the Company. The net proceeds from the IPO were used to purchase 35,650,000 newly issued LLC Interests directly from Fluence Energy, LLC at a price per unit equal to the IPO price per share of Class A common stock less the underwriting discount and estimated offering expenses payable by us. Fluence Energy, LLC used the net proceeds from the sale of LLC Interests to Fluence Energy, Inc. to repay all outstanding borrowings under the now extinguished Uncommitted Line of Credit Agreement with Citibank, N.A. (“Citibank”) (the “Line of Credit”) and the promissory notes with each of Siemens Industry and AES Grid Stability for $25.0 million each, and an aggregate of $50.0 million (together, the “Promissory Notes”). The remainder of the proceeds has been used for working capital and other general corporate purposes.
In connection with the IPO, the Company and AES Stability and Siemens Industry (together with AES Stability, the “Founders”) completed a series of Transactions. Following the completion of the Transactions, the Company owned 31.6% of the economic interest in Fluence Energy, LLC and the Founders own 68.4% of the economic interest in Fluence Energy, LLC. As the sole managing member of Fluence Energy, LLC, the Company operates and controls all the business and affairs of Fluence Energy, LLC and its direct and indirect subsidiaries. As a result, the Company consolidates Fluence Energy, LLC and records a non-controlling interest in its consolidated financial statements for the economic interest in Fluence Energy, LLC held by the Founders. Refer to Note 1 - Organization and Operations to the unaudited condensed consolidated financial statements included in this Report for more information about the IPO and related transactions.

Impact of the COVID-19 Pandemic
As of June 30, 2022, the COVID-19 pandemic remains on-going and continues to impact the global economy. In response to the COVID-19 pandemic, we have taken a number of actions to protect the health and well-being of our employees and personnel and to prevent the spread of COVID-19 within our operations and at customers’ project sites. Governments in affected areas and countries in which we operate have imposed a number of measures designed to contain outbreaks of COVID-19, including business closures, travel restrictions, and quarantines. Although vaccines and booster shots are now being distributed and administered across many parts of the world, new variants of the virus have emerged and may continue to emerge that have shown to be more contagious. Many of our customers’ project sites have experienced shutdowns and delays related to COVID-19 at some point in time during the pandemic, although this trend at project sites appears to be declining in many of our locations in recent months. In addition, we purchase our components and materials from international and domestic vendors and are exposed to supply chain risks arising from logistics disruptions. As a large portion of our battery supply chain derives from China, the shutdowns caused by COVID-19 outbreaks and zero-COVID policy in China has caused a supply chain bottle neck and raw material price increases, which has impacted our operations. For the three months ended June 30, 2022, the Company incurred $3.9 million additional costs related to COVID-19 pandemic due to project charges net of excess shipping costs. For the nine months ended June 30, 2022, the Company incurred $39.1 million in COVID-19 related costs, which was included in “Cost of goods and services” in the accompanying condensed consolidated financial statements. Such costs were primarily caused by temporary closures of customer construction sites in the first fiscal quarter of 2022 and delays in shipping energy storage products during the first three fiscal quarters of 2022. If these situations continue or there are additional disruptions in our project sites or supply chain caused by the COVID-19 pandemic or otherwise, such delays and disruptions could materially and adversely impact our operating results and financial condition. We continue to actively manage through these COVID-19-related disruptions.
The full impact of the COVID-19 pandemic on our business, financial condition and results of operations is difficult to predict and will depend on future developments, such as the ultimate duration and scope of the pandemic, its ultimate impact on our employees, customers, and vendors, in addition to how quickly pre-pandemic economic conditions and operations resume, if at all, and whether the pandemic exacerbates other risks disclosed in Part I, Item 1A. “Risk Factors” in our 2021 Annual Report and in Item 1A. “Risk Factors” in our Quarterly Reports on Form 10-Q for the periods ended December 31, 2021 and March 31, 2022. Even after the pandemic has subsided, we may continue to experience adverse impacts to our business from any economic recession or depression that may occur as a result of the pandemic. Therefore, we cannot reasonably estimate the impact to the Company at this time. We continue to actively monitor the pandemic and may decide to take further actions that alter our business operations as may be required by governmental authorities or applicable laws and regulations or that we determine to be in the best interests of our employees, customers, vendors, and shareholders.
Acquisition of Nispera AG
During April 2022, the Company entered into a share sale purchase agreement and acquired all outstanding shares, the assets and assumed the liabilities of Nispera AG (“Nispera”), a Zurich based provider of artificial intelligence (AI) and machine learning-enabled software-as-a-service (SaaS) targeting the renewable energy sector. Nispera’s advanced technology helps customers monitor, analyze, forecast, and optimize the performance and value of renewable energy assets. The preliminary base purchase price for the acquisition was $33.4 million, of which $27.1 million was paid in cash to investors, $2.6 million was paid to debt holders at the purchase date, and $3.7 million will be paid to investors 18 months from date of purchase. In addition, Fluence issued 0.5 million shares of restricted stock to Nispera’s management team that vest ratably over three years for retention purposes.

2021 Cargo Loss Incident
On April 28, 2021, the Company was notified of an emergency aboard a vessel carrying Fluence inventory. This incident (the “Cargo Loss Incident”) resulted in damage to a portion of our cargo aboard the vessel. The Company has recorded $13.0 million provision to its inventory as of September 30, 2021 based on the net realizable value of cargo that was destroyed. During the nine months ended June 30, 2022, $13.0 million of inventory was written off against the provision. In addition to the inventory losses, we have incurred and expect to incur incremental expenses related to the incident, primarily consisting of inspection costs, project cost overruns due to logistical changes, legal fees, fees to dispose of the damaged cargo, and additional cost to replace the damaged cargo. We received an aggregate of $10.0 million insurance proceeds related to non-disputed claims, $7.5 million of which was collected in October 2021 and the remaining $2.5 million was collected in April 2022.

2021 Overheating Event at Customer Facility
On September 4, 2021, a 300 MW energy storage facility owned by one of our customers experienced an overheating event. Fluence served as the energy storage technology provider and installed the facility, which was completed in fiscal year 2021. No injuries were reported from the incident. Since then, the facility was taken offline as teams from Fluence, our customer, and the battery manufacturer investigate the incident. Our customer released initial findings in the second fiscal quarter of 2022 on what it contends is the root cause of the incident. At this time, Fluence cannot comment on or accept the customer’s stated findings. The customer’s stated findings, if ultimately confirmed and proven, could relate to certain scopes of work for which Fluence or its subcontractors could be responsible. The customer’s stated findings, however, could also relate to certain scopes of work for which other parties were responsible and/or relate to other causes. The customer has alleged that Fluence is liable for the incident but has not yet demanded a specific amount of compensation. Fluence has denied liability, pending completion of all investigations. No legal proceedings have been commenced. We are currently not able to estimate the impact, if any, that this incident may have on our reputation or financial results, or on the market adoption of our products.
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
Key Factors and Trends Affecting our Performance
We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and those in Part I, Item 1A. “Risk Factors” in our 2021 Annual Report and in Item 1A. “Risk Factors” in our Quarterly Reports on Form 10-Q for the periods ended December 31, 2021 and March 31, 2022.
Expected Decrease in Lithium-ion Battery Cost
Our revenue growth is directly tied to the continued adoption of energy storage products by our customers. The cost of lithium-ion energy storage hardware has declined significantly in the last decade and has resulted in a large addressable market today.

However, according to BloombergNEF’s 2021 (issued November 2021) battery price survey, higher raw material costs could push the average price of a lithium-ion battery packs up in the short term, which would mark the first annual increase in price since at least 2010. BloombergNEF predicts battery prices to decline again by 2024, although the timing of that decline could be pushed back by two years in the absence of improvements mitigating the short-term price increases. The market for energy storage is rapidly evolving, and while we believe costs will continue to decline over the long term, there is no guarantee that they will decline or decline at the rates we expect, and the short-term increases predicted by BloombergNEF could be larger or last longer than they predict. If costs do not continue to decline long term, this could adversely affect our ability to increase our revenue or grow our business.

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
Competition
The market for our products is competitive and we may face increased competition as new and existing competitors introduce energy storage solutions and components. Furthermore, as we expand our services and digital applications in the future, we may face other competitors including software providers and some hardware manufacturers that offer software solutions. If our market share declines due to increased competition or if we are not able to compete as we expect, our revenue and ability to generate profits in the future may be adversely affected.
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
Gross Profit (Loss) and Gross Profit Margin
Gross profit (loss) and gross profit margin may vary from quarter to quarter and are primarily affected by our sales volume, product prices, product costs, product mix, customer mix, geographical mix, shipping method, and seasonality.
Operating Expenses
Operating expenses consist of research and development, sales and marketing and general and administrative expenses as well as depreciation and amortization. Personnel-related expenses are the most significant component of our operating expenses and include salaries, stock-based compensation, and employee benefits. We expect to invest in additional resources to support our growth which will increase our operating expenses in the near future.
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
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of personnel-related expenses, including salaries, stock-based compensation, and employee benefits. We expect to increase the number of our sales and marketing personnel as we expand into new geographic markets. We intend to expand our sales presence and marketing efforts to additional countries in the future.
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

Interest Expense
Interest expense consists primarily of interest previously incurred on our now extinguished Line of Credit and Promissory Notes, unused line fees related to the revolving credit facility (the “Revolver”) pursuant to a credit agreement by and among Fluence Energy, LLC, as the borrower, Fluence Energy, Inc., as a parent guarantor, the subsidiary guarantors party thereto, the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent and collateral agent (the “Credit Agreement”), and amortization of debt issuance costs.
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

Key Operating Metrics

The following tables present our key operating metrics as of June 30, 2022 and September 30, 2021, and for the three months and nine months ended June 30, 2022 and 2021.

(amounts in MW)	June 30, 2022	September 30, 2021	Change	Change %
Energy Storage Products
Deployed	1,580	971	609	62.7%
Contracted Backlog	3,564	2,679	885	33.0%
Pipeline	16,999	14,161	2,838	20.0%
Service Contracts
Asset under Management	1,511	772	739	95.7%
Contracted Backlog	1,853	1,918	(65)	(3.4%)
Pipeline	15,565	10,930	4,635	42.4%
Digital Contracts
Asset under Management(a)	12,753	3,108	9,645	310.3%
Contracted Backlog	3,676	1,629	2,047	125.7%
Pipeline(a)	18,475	3,301	15,174	459.7%
(a)Assets under Management and Pipeline includes an increase of 7,745 MW and 15,014 MW, respectively, as a result of the Nispera acquisition.

(amounts in MW)	Three Months Ended June 30,				Nine Months Ended June 30,
	2022	2021	Change	Change %	2022	2021	Change	Change %
Energy Storage Products
Contracted	311	338	(27)	(8.0)%	1,493	490	1,003	204.7%
Service Contracts
Contracted	81	870	(789)	(90.7)%	674	1,210	(536)	(44.3)%
Digital Contracts
Contracted	804	575	229	39.8%	3,930	1,734	2,196	126.6%
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
Adjusted EBITDA is calculated from the consolidated statements of operations using net income (loss) adjusted for (i) interest income (expense), net, (ii) income taxes, (iii) depreciation and amortization, (iv) stock-based compensation, and (v) other income or expenses. Adjusted EBITDA may in the future also be adjusted for amounts impacting net income related to the Tax Receivable Agreement liability.
Adjusted Gross Profit (Loss) is calculated using gross profit (loss), adjusted to exclude stock-based compensation and certain income or expenses. Adjusted Gross Profit Margin is calculated using Adjusted Gross Profit (Loss) divided by total revenue.
Adjusted Net Loss is calculated using net loss, adjusted to exclude (i) amortization of intangible assets, (ii) stock-based compensation, (iii) other income or expenses, and (iv) tax impact of these adjustments.
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

The following tables present our non-GAAP measures for the periods indicated.

($ in thousands)	Three Months Ended June 30,		Change	Change %	Nine Months Ended June 30,		Change	Change %
	2022	2021			2022	2021
Net loss	$(60,829)	$(38,776)	$(22,053)	(56.9)%	$(232,992)	$(74,804)	$(158,188)	(211.5)%
Add (deduct):
Interest expense (income), net	(226)	424	(650)	153.3	849	901	(52)	(5.8)
Income tax expense	(979)	1,680	(2,659)	(158.3)	(493)	2,874	(3,367)	(117.2)
Depreciation and amortization	1,972	1,262	710	56.3	4,892	3,494	1,398	40.0
Stock-based compensation(a)	7,397	—	7,397	n/a	35,002	—	35,002	n/a
Other expenses(b)	4,270	18,150	(13,880)	(76.5)	48,326	18,150	30,176	166.3
Adjusted EBITDA	$(48,395)	$(17,260)	$(31,135)	(180.4)%	$(144,416)	$(49,385)	$(95,031)	(192.4)%
(a) Included awards that will be settled in shares and awards that will be settled in cash.
(b) Amount for the three months ended June 30, 2022 included $3.9 million related to COVID-19 pandemic costs related to project charges net of excess shipping costs, and a $0.4 million loss related to the Cargo Loss Incident.
Amount for the nine months ended June 30, 2022 included $39.1 million costs related to COVID-19 pandemic including excess shipping costs, project charges and other costs, a $9.0 million loss related to the Cargo Loss Incident, and $0.1 million IPO-related expenses which did not qualify for capitalization.

($ in thousands)	Three Months Ended June 30,		Change	Change %	Nine Months Ended June 30,		Change	Change %
	2022	2021			2022	2021
Total revenue	$239,010	$278,195	$(39,185)	(14.1)%	$756,621	$492,561	$264,060	53.6%
Cost of goods and services	244,207	293,150	(48,943)	(16.7)	829,714	501,702	328,012	65.4
Gross (loss) profit	(5,197)	(14,955)	9,758	(65.2)	(73,093)	(9,141)	(63,952)	699.6
Add (deduct):
Stock-based compensation(a)	2,604	—	2,604	n/a	6,881	—	6,881	n/a
Other expenses(b)	4,270	16,637	(12,367)	n/a	48,326	16,637	31,689	190.5
Adjusted Gross Profit (Loss)	$1,677	$1,682	$(5)	(0.3)%	$(17,886)	$7,496	$(25,382)	(338.6)%
Adjusted Gross Profit Margin %	0.7%	0.6%			(2.4)%	1.5%
(a) Included awards that will be settled in shares and awards that will be settled in cash.
(b) Amount for the three months ended June 30, 2022 included a $3.9 million related to COVID-19 pandemic costs related to project charges net of other excess shipping costs, and a $0.4 million loss related to the Cargo Loss Incident.
Amount for the nine months ended June 30, 2022 included $39.1 million costs related to COVID-19 pandemic including other excess shipping costs, project charges and other costs, and a $9.0 million loss related to the Cargo Loss Incident.
(c) Some amounts may not reconcile due to rounding.

($ in thousands)	Three Months Ended June 30,		Change	Change %	Nine Months Ended June 30,		Change	Change %
	2022	2021			2022	2021
Net loss	$(60,829)	$(38,776)	$(22,053)	(56.9)%	$(232,992)	$(74,804)	$(158,188)	(211.5)%
Add (deduct):
Amortization of intangible assets	1,334	888	446	50.2	3,172	2,637	535	20.3
Stock-based compensation(a)	7,397	—	7,397	n/a	35,002	—	35,002	n/a
Other expenses(b)	4,270	18,150	(13,880)	n/a	48,326	18,150	30,176	166.3
Adjusted Net Loss	$(47,828)	$(19,738)	$(28,090)	(142.3)%	$(146,492)	$(54,017)	$(92,475)	(171.2)%
(a) Included awards that will be settled in shares and awards that will be settled in cash.
(b) Amount for the three months ended June 30, 2022 included a $3.9 million reduction related to COVID-19 pandemic costs as a result of release of prior period project charges net of excess shipping costs, and a $0.4 million loss related to the Cargo Loss Incident.

Amount for the nine months ended June 30, 2022 included $39.1 million costs related to COVID-19 pandemic including excess shipping costs, project charges and other costs, a $9.0 million loss related to the Cargo Loss Incident, and $0.1 million IPO-related expenses which did not qualify for capitalization.

($ in thousands)	Nine Months Ended June 30,		Change	Change %
	2022	2021
Net cash used in operating activities	$(60,943)	$(139,277)	$78,334	56.2%
Less: Purchase of property and equipment	(2,675)	(2,999)	324	(10.8)
Free Cash Flows	$(63,618)	$(142,276)	$78,658	55.3%
Results of Operations
The following table sets forth our operating results for the periods indicated.

($ in thousands)	Three Months Ended June 30,		Change	Change %	Nine Months Ended June 30,		Change	Change %
	2022	2021			2022	2021
Total revenue	$239,010	$278,195	$(39,185)	(14.1)%	$756,621	$492,561	$264,060	53.6%
Costs of goods and services	244,207	293,150	(48,943)	(16.7)	829,714	501,702	328,012	65.4
Gross (loss) profit	(5,197)	(14,955)	9,758	(65.2)	(73,093)	(9,141)	(63,952)	699.6
Gross profit %	(2.2)%	(5.4)%			(9.7)%	(1.9)%
Operating expenses
Research and development	18,129	4,740	13,389	282.5	42,227	17,251	24,976	144.8
Sales and marketing	8,398	6,826	1,572	23.0	27,647	16,747	10,900	65.1
General and administrative	27,334	9,238	18,096	195.9	83,771	24,236	59,535	245.6
Depreciation and amortization	1,972	1,262	710	56.3	4,892	3,494	1,398	40.0
Interest expense	573	424	149	35.1	1,938	899	1,039	115.6
Other income (expense), net	(205)	349	(554)	(158.7)	83	(162)	245	(151.2)
Loss before income taxes	(61,808)	(37,096)	(24,712)	(66.6)	(233,485)	(71,930)	(161,555)	(224.6)
Income tax expense	(979)	1,680	(2,659)	(158.3)	(493)	2,874	(3,367)	(117.2)
Net loss	$(60,829)	$(38,776)	$(22,053)	(56.9)%	$(232,992)	$(74,804)	$(158,188)	(211.5)%
Net loss attributable to non-controlling interests	$(41,482)	$(38,776)	$(2,706)	(7.0)%	$(165,656)	$(74,804)	$(90,852)	(121.5)%
Net loss attributable to Fluence Energy, Inc.	$(19,347)	n/a	n/a	n/a	$(67,336)	n/a	n/a	n/a
Comparison of the Three Months Ended June 30, 2022 to the Three Months Ended June 30, 2021, and the Nine Months Ended June 30, 2022 to the Nine Months Ended June 30, 2021

Total Revenue
Total revenue was $239.0 million for the three months ended June 30, 2022, compared to $278.2 million for the three months ended June 30, 2021, representing a decrease of $(39.2) million, or (14.1)%. Total revenue was $756.6 million for the nine months ended June 30, 2022, compared to $492.6 million for the nine months ended June 30, 2021, representing an increase of $264.0 million, or 53.6%. The decrease in total revenue for the three month period compared to the same period of the prior year were attributable to the timing of projects and the revenue recognition pattern of performance obligations. The increase in total revenue for the nine month period compared to the same period of the prior year was attributable to the sales of our battery energy storage products as we expanded our business, particularly in the Americas and EMEA regions, which has been partially offset by impacts of COVID-19 pandemic related delays in shipping energy storage products.

Costs of Goods and Services
Cost of goods and services was $244.2 million for the three months ended June 30, 2022, compared to $293.2 million for the three months ended June 30, 2021, representing a decrease of $(48.9) million, or (16.7)%. Cost of goods and services was $829.7 million for the nine months ended June 30, 2022, compared to $501.7 million for the nine months ended June 30, 2021, representing an increase of $328.0 million, or 65.4%. The decrease for the three month period compared to the same period of prior year were attributable to the timing of projects and the cost recognition pattern of performance obligations. The increase for nine month period compared to the same period from prior year were primarily from an increase in the costs of materials and supplies associated with the sale of our battery energy storage products due to increased sales volume and material costs. The increase for the nine month period ended June 30, 2022 also included $39.1 million of increased shipping costs and project charges primarily attributable to impacts from the COVID-19 pandemic and $6.9 million of stock-based compensation expense.
Gross Profit (Loss) and Gross Profit Margin
Gross loss was $(5.2) million, and gross profit margin was (2.2)%, for the three months ended June 30, 2022, compared to a gross loss of $(15.0) million, and a gross profit margin of (5.4)%, for the three months ended June 30, 2021. Gross loss was $(73.1) million, and gross profit margin was (9.7)%, for the nine months ended June 30, 2022, compared to a gross loss of $(9.1) million, and a gross profit margin of (1.9)%, for the nine months ended June 30, 2021. The gross loss for the three and nine months ended June 30, 2022 has been negatively impacted by (i) capacity constraints within the shipping industry and increased shipping costs, both of which are caused primarily as a result of the COVID-19 pandemic, (ii) cost overruns, delays and other project charges we are experiencing in some projects currently under construction, and (iii) the Cargo Loss Incident.
Research and Development Expenses
Research and development expenses increased from $4.7 million for the three months ended June 30, 2021 to $18.1 million for the three months ended June 30, 2022. Research and development expenses increased from $17.3 million for the nine months ended June 30, 2021 to $42.2 million for the nine months ended June 30, 2022. The increases for the three and nine month periods compared to the same periods from prior year were mainly related to increased personnel-related costs due to higher headcount to support the growth of the Company, including $2.3 million and $5.6 million of stock-based compensation expense recognized for the three months and nine months ended June 30, 2022, respectively.
Sales and Marketing Expenses
Sales and marketing expenses increased from $6.8 million for the three months ended June 30, 2021 to $8.4 million for the three months ended June 30, 2022. Sales and marketing expenses increased from $16.7 million for the nine months ended June 30, 2021 to $27.6 million for the nine months ended June 30, 2022. The increases for the three and nine month periods compared to the same periods from prior year were primarily related to increased personnel-related expenses for our sales and marketing organization, consultants and other third-party vendors, including $3.3 million of stock-based compensation expense recognized for the nine months ended June 30, 2022.
General and Administrative Expenses
General and administrative expenses increased from $9.2 million for the three months ended June 30, 2021 to $27.3 million for the three months ended June 30, 2022. General and administrative expenses increased from $24.2 million for the nine months ended June 30, 2021 to $83.8 million for the nine months ended June 30, 2022. The increases for the three and nine month periods compared to the same periods from prior year were mainly related to increases in personnel-related expenses, as well as expenses for outside professional services as we have been expanding our personnel headcount rapidly to support our growth. The personnel-related expenses included $3.6 million and $19.2 million of stock-based compensation expense recognized for the three and nine months ended June 30, 2022, respectively.
Depreciation and Amortization
Depreciation and amortization increased $0.7 million and $1.4 million for the three and nine months ended June 30, 2022, respectively, compared to the same periods from prior year. The slight increases were attributable to the depreciation from increased investment in property and equipment to support the Company’s growth.

Interest Expense
Interest expense increased $0.1 million for the three months ended June 30, 2022 compared to the same period from prior year. The increase was mainly due to the unused line fees related to the Revolver and amortization of debt issuance costs. Interest expense increased $1.0 million for the nine months ended June 30, 2022 compared to the same period from prior year. The increase was mainly due to short-term borrowings from the Promissory Notes and Line of Credit, unused line fees related to the Revolver and amortization of debt issuance costs.
Other Income (Expense), Net
Other income, net was $(0.2) million for the three months ended June 30, 2022, compared to other expense, net of $0.3 million for the three months ended June 30, 2021. Other income, net was $0.1 million for the nine months ended June 30, 2022, compared to other expense, net of $(0.2) million for the nine months ended June 30, 2021. The changes were mainly a result of foreign currency exchange adjustments for monetary assets and liabilities.
Income Tax Expense
Income tax expense was $(1.0) million for the three months ended June 30, 2022 and $1.7 million for the three months ended June 30, 2021. The effective income tax rate was 1.6% and (4.5)% for the three months ended June 30, 2022 and 2021, respectively. The decrease in income tax expense and change in effective tax rate for the three months ended June 30, 2022 compared to the same period in 2021 were primarily due to an increase in global pre-tax loss and foreign exchange losses.

Income tax expense was $(0.5) million for the nine months ended June 30, 2022 and $2.9 million for the nine months ended June 30, 2021. The effective income tax rate was 0.2% and (4.0)% for the nine months ended June 30, 2022 and 2021, respectively. The decrease in income tax expense and change in effective tax rate for the nine months ended June 30, 2022 compared to the same period in 2021 were primarily due to an increase in global pre-tax loss and an increase in foreign exchange losses.
Liquidity and Capital Resources
Since inception and through June 30, 2022, our principal sources of liquidity were the proceeds from our IPO, our cash and cash equivalents, short-term borrowings, capital contributions from AES Grid Stability and Siemens Industry, and proceeds from the QFH investment and supply chain financing. We believe the proceeds received from our IPO, cash flows from operations, along with short-term borrowing will be sufficient to meet our expense and capital requirements for at least the next twelve months following the filing of this Report.
On November 1, 2021, upon the closing of our IPO, we received net proceeds of $935.8 million, after deducting underwriting discounts and offering expenses payable by the Company. The net proceeds from the IPO were used to purchase 35,650,000 newly issued LLC Interests directly from Fluence Energy, LLC at a price per unit equal to the IPO price per share of Class A common stock less the underwriting discount and estimated offering expenses payable by us. Fluence Energy, LLC used the net proceeds from the sale of LLC Interests to Fluence Energy, Inc. to repay all outstanding borrowings under the now extinguished Line of Credit and the Promissory Notes. The remainder of the proceeds has been used for working capital and other general corporate purposes.
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
Additionally, prior to the IPO, we funded our liquidity through borrowings from AES Grid Stability and Siemens Industry. On August 11, 2021, Fluence Energy, LLC entered into a promissory note with each of Siemens Industry and AES Grid Stability, under which Fluence Energy, LLC received a bridge financing of an aggregate of $50.0 million. In connection with the bridge financing, Fluence Energy, LLC issued a $25.0 million promissory note to each of Siemens Industry and AES Grid Stability. The Promissory Notes bore interest at a rate of 2.86%. The Promissory Notes were repaid in full on November 1, 2021 using proceeds from the IPO.

We have provided certain of our suppliers with access to a supply chain financing program through SCF Bank. This program allows us to seek extended payment terms with our suppliers and allows our suppliers to monetize their receivables prior to the payment due date, subject to a discount. Once a supplier elects to participate in the program and reaches an agreement with the SCF Bank, the supplier elects which individual invoices to sell to the SCF Bank. We then pay the SCF Bank on the invoice due date. We have no economic interest in a supplier’s decision to sell a receivable to the SCF Bank. The agreements between our suppliers and the SCF Bank are solely at their discretion and are negotiated directly between them. Our suppliers’ ability to continue using such agreements is primarily dependent upon the strength of our financial condition and guarantees issued by AES Corporation (“AES”) and Siemens AG (“Siemens”). As of June 30, 2022, AES and Siemens issued guarantees of $50.0 million each, for a total of $100.0 million, to the SCF Bank on our behalf. As of June 30, 2022, we had $93.2 million of payables outstanding subject to the program. All outstanding payments owed under the program are recorded within “Accounts payable” on the condensed consolidated balance sheets.
Revolving Credit Facility
We entered into the Credit Agreement on November 1, 2021, by and among Fluence Energy, LLC, as the borrower, Fluence Energy Inc., as a parent guarantor, the subsidiary guarantors party thereto, the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent and collateral agent. The Revolver under the Credit Agreement is secured by a (i) first priority pledge of the equity securities of Fluence Energy, LLC and its subsidiaries and (ii) first priority security interests in, and mortgages on, substantially all tangible and intangible personal property and material fee-owned real property of Fluence Energy, LLC, the parent guarantor and each subsidiary guarantor party thereto, in each case, subject to customary exceptions and limitations. On June 30, 2022, the Company increased the revolving commitment available under the Revolver by $10.0 million to an aggregate of $200.0 million and added UBS AG, Stamford Branch as an additional lender under the Revolver. As of June 30, 2022, the aggregate amount of commitments is $200.0 million from the lenders party including JP Morgan Chase Bank, N.A., Morgan Stanley Senior Funding, Inc., Bank of America, N.A., Barclays Bank PLC, and six other banks. The maturity date of the Revolver is November 1, 2025.

The Revolver bears interest at either (i) the Adjusted LIBOR or Adjusted EURIBO Rate (each as defined in the Revolver) plus 3.0 % or (ii) the Alternate Base Rate (as defined in the Revolver) plus 2.0% (subject to customary LIBOR replacement provisions and alternative benchmark rates including customary spread adjustments with respect to borrowings in foreign currency), at the option of Fluence Energy, LLC. Fluence Energy, LLC is required to pay to the lenders a commitment fee of 0.55 % per annum on the average daily unused portion of the revolving commitments through maturity, which will be the four-year anniversary of the closing date of the Revolver. The Revolver also provides for up to $200.0 million in letter of credit issuances, which will require customary issuance and administration fees, as well as a fronting fee payable to each issuer thereof and a letter of credit participation fee of 2.75% per annum payable to the lenders.
The Credit Agreement contains covenants that, among other things, will restrict our ability to incur additional indebtedness; incur liens; sell, transfer, or dispose of property and assets; make investments or acquisitions; make dividends, distributions, or other restricted payments; and engage in affiliate transactions. The Credit Agreement limits our ability to make certain payments, including dividends and distributions on Fluence Energy, LLC’s equity, Fluence Energy, Inc.’s equity and other restricted payments. In addition, we are required to maintain (i) minimum liquidity and gross revenue requirements, in each case, until consolidated EBITDA reaches $150.0 million for the most recent four fiscal quarters and we make an election, and (ii) thereafter, a maximum total leverage ratio and a minimum interest coverage ratio. Such covenants will be tested on a quarterly basis.
As of June 30, 2022, we had no borrowings under the Revolver.
Historical Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities for the periods presented.

	Nine Months Ended June 30,		Change	Change %
($ in thousands)	2022	2021
Net cash used in operating activities	$(60,943)	$(139,277)	$78,334	56.2%
Net cash used in investing activities	$(33,014)	$(20,999)	$(12,015)	57.2%
Net cash provided by financing activities	$815,460	$125,729	$689,731	548.6%

Net cash flows used in operating activities were $60.9 million for the nine months ended June 30, 2022 compared to $139.3 million for the nine months ended June 30, 2021. The decrease in net operating cash outflows was mainly due to timing of payments on liabilities, cash receipts on receivables and changes in other working capital accounts.
Net cash flows used in investing activities were $33.0 million for the nine months ended June 30, 2022, which included $29.2 million related to cash paid for a business acquisition and $2.7 million purchases of property and equipment and $1.1 million in other investments. Net cash flows used in investing activities were $21.0 million for the nine months ended June 30, 2021, which included $18.0 million cash paid for a business acquisition and $3.0 million purchases of property and equipment.
Net cash flows provided by financing activities were $815.5 million for the nine months ended June 30, 2022, which included $935.8 million net proceeds from issuance of Class A common stock sold in the IPO, net of underwriting discounts, offset by the repayments of $100.0 million short term borrowings from the Line of Credit and the Promissory Notes, a $6.3 million payment of transaction cost related to issuance of Class B membership units, $7.1 million payments of IPO-related costs, and $3.1 million payments of debt issuance costs related to the Revolver. Cash flows provided by financing activities were $125.7 million for the nine months ended June 30, 2021, which included $50.0 million short term borrowings under the Line of Credit and $3.2 million other financing activities.
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

Tax Receivable Agreement

Under the Tax Receivable Agreement, we are required to make cash payments to the Founders equal to 85% of the tax benefits, if any, that we actually realize, or in certain circumstances are deemed to realize, as a result of (1) the increases in our share of the tax basis of assets of Fluence Energy, LLC and its subsidiaries resulting from any future redemptions or exchanges of LLC Interests from the Founders and certain distributions (or deemed distributions) by Fluence Energy, LLC; and (2) certain other tax benefits arising from payments under the Tax Receivable Agreement. The payment obligation under the Tax Receivable Agreement is an obligation of Fluence Energy, Inc. and not of Fluence Energy, LLC. We expect to use distributions from Fluence Energy, LLC to fund any payments that we will be required to make under the Tax Receivable Agreement. To the extent we are unable to make timely payments under the Tax Receivable Agreement for any reason, such payments generally will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement resulting in the acceleration of payments due under the Tax Receivable Agreement. Fluence Energy, Inc. expects to benefit from the remaining 15% of cash tax benefits, if any, it realizes from such tax benefits. For purposes of the Tax Receivable Agreement, the cash tax benefits will be computed by comparing the actual income tax liability of Fluence Energy, Inc. to the amount of such taxes that Fluence Energy, Inc. would have been required to pay had there been no such tax basis adjustments of the assets of Fluence Energy, LLC or its subsidiaries as a result of redemptions or exchanges and had Fluence Energy, Inc. not entered into the Tax Receivable Agreement.

We expect that as a result of the tax basis adjustment of the assets of Fluence Energy, LLC and its subsidiaries upon the Redemption and our possible utilization of certain tax attributes, the payments that we may make under the Tax Receivable Agreement will be substantial. As a result of the Redemption, we estimate tax savings of approximately $113.6 million. Siemens will be entitled to receive payments under the Tax Receivable Agreement equaling 85% of such amount, or $96.5 million; assuming, among other factors, (i) we will have sufficient taxable income to fully utilize the tax benefits; (ii) Fluence Energy, LLC is able to fully depreciate or amortize its assets; and (iii) no material changes in applicable tax law. The payments under the Tax Receivable Agreement are not conditioned upon continued ownership of us by the Founders. Although the timing and extent of future payments could vary significantly under the Tax Receivable Agreement, we anticipate funding payments from the Tax Receivable Agreement from cash flow from operations of our subsidiaries, available cash or available borrowings under any future debt agreements.

Critical Accounting Policies and Use of Estimates
Our financial statements have been prepared in accordance with GAAP. In the preparation of these financial statements, we consider an accounting judgment, estimate, or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates, and assumptions could have a material impact on the consolidated financial statements.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes with respect to our exposure to market risk disclosed in our 2021 Annual Report. For a discussion of our exposure to market risk, refer to our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our 2021 Annual Report.
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
As required by Exchange Act Rule 13a-15(b), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022, the end of the period covered by this Report. Based upon that evaluation, and as a result of the material weaknesses described below, management concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level.
Material Weaknesses and Remediation Measures
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

As of June 30, 2022, the material weakness in the internal control over revenue recognition process has not been remediated. The design and implementation of controls did not sufficiently interpret ASC 606 and its application to in-transit, uninstalled or delivered equipment, as well as liquidated damages. We are in the process of remediating the material weakness which includes, without limitation, i) hiring additional experienced accounting, financial reporting and internal control personnel, ii) implementing controls to enhance our review of significant accounting transactions and other new technical accounting and financial reporting issues and preparing and reviewing accounting memoranda addressing these issues, and iii) implementing controls to enable an effective and timely review of account analyses and account reconciliations. We have recently hired additional resources, and we have engaged with a third-party consulting firm to assist us with our formal internal control plan and provide staff augmentation.
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
Changes in Internal Control over Financial Reporting
We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting. Other than the changes to our internal control over financial reporting described in “Material Weakness and Remediation Measures” above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
For a description of our material pending legal contingencies, please see Note 12 - Commitments and Contingencies, to the unaudited condensed consolidated financial statements included elsewhere in this Report.
Item 1A. Risk Factors
There have been no material changes with respect to our risk factors previously disclosed in our 2021 Annual Report, other than the risk factors disclosed in our Quarterly Reports on Form 10-Q for the quarterly periods ended December 31, 2021 and March 31, 2022. You should carefully consider the risks described in Item 1A. "Risk Factors" of our 2021 Annual Report and in Item 1A. “Risk Factors” of our Quarterly Reports on Form 10-Q for the quarterly periods ended December 31, 2021 and March 31, 2022, which are incorporated herein by reference, together with all of the other information included in this Report, before making an investment decision. Our business, financial condition and results of operations could be materially and adversely affected by any of these risks or uncertainties.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On June 30, 2022, Siemens Industry, Inc. (“Siemens Industry”), a wholly owned, indirect subsidiary of Siemens AG, exercised its redemption right pursuant to the terms of the Third Amended and Restated Limited Liability Company Agreement of Fluence Energy, LLC (the “LLC Agreement”) with respect to its entire holding of 58,586,695 common units of Fluence Energy, LLC, the sole direct subsidiary of the Company, together with the corresponding cancellation of an equivalent number of the shares of our Class B-1 common stock of Fluence Energy, Inc., par value $0.00001 per share (the “Redemption”). We elected to settle the Redemption through the issuance of 58,586,695 shares of our Class A common stock (the “Shares”). Settlement of the Redemption occurred on July 7, 2022. The Shares were issued in reliance upon an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, on the basis that such issuance did not involve a public offering. No underwriters were involved in the issuance of the Shares in connection with the Redemption.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
None

Item 6. Exhibits
(a)The following exhibits are filed as part of this Report

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Fluence Energy, Inc.	8-K	001-40978	3.1	November 3, 2021
3.2	Amended and Restated Bylaws of Fluence Energy, Inc.	8-K	001-40978	3.2	November 3, 2021
4.1*	Description of Registered Securities
10.1*	Siemens AG Joinder, dated July 7, 2022, to the Registration Rights Agreement, dated November 1, 2021, by and among Fluence Energy, Inc. and the other parties named therein.
10.2*	Siemens AG Joinder, dated July 7, 2022, to the Stockholders Agreement, dated October 27, 2021, by and among Fluence Energy, Inc. and the other parties named therein.
10.3*
Lender Joinder Agreement, dated as of June 30, 2022, entered into by UBS AG, Stamford Branch, in connection with the Revolving Credit Agreement, dated, November 1, 2021, by and among Fluence Energy, LLC, as the borrower, Fluence Energy, Inc., as a parent guarantor, the subsidiary guarantors party thereto, the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent and collateral agent.

10.4	Fluence Energy, Inc. Executive Severance Plan	8-K	001-40978	10.1	February 9, 2022
10.5	Offer Letter, dated August 5, 2022, between Fluence Energy, Inc. and Julian Nebreda	8-K	001-40978	10.1	August 8, 2022
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

Incorporated by Reference
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

Fluence Energy, Inc.

Date: August 15, 2022	By:	/s/ Manuel Perez Dubuc
Manuel Perez Dubuc Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Dennis Fehr
Dennis Fehr Chief Financial Officer (Principal Financial Officer)