Form 10-K
period 2022-09-30
Fluence Energy, Inc.
filed 2022-12-14
CIK 1868941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2022
OR

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based upon the closing sale price of a share of the registrant’s Class A common stock on March 31, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the NASDAQ stock market, was $467.2 million. Shares of the registrant’s Class A common stock held by each executive officer, director, and each other person who may be deemed to be an affiliate of the registrant, have been excluded from this computation. This determination of affiliate status is not necessarily a conclusive determination for other purposes. While this public float meets the float condition to be an accelerated filer, the registrant has not been subject to the requirements of Exchange Act Section 13(a) or 15(d) for a period of at least twelve calendar months (given the IPO occurred on October 28, 2021), the registrant will remain a non-accelerated filer until we re-evaluate filer status as of the end of fiscal year 2023.

As of December 11, 2022, the registrant had 115,865,811 shares of Class A common stock outstanding and 58,586,695 shares of Class B-1 common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended September 30, 2022.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Certain statements in this Annual Report on Form 10-K for the fiscal year ended September 30, 2022 (this “Annual Report”), excluding historical information, contain or may contain forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements regarding our future results of operations and financial position, business strategy and plans, and objectives of management for future operations, including, among others, statements regarding expected growth, introduction of new products and services, future capital expenditures and debt service obligations, are forward-looking statements. In some cases, you may identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “seeks,” “intends,” “targets,” “projects,” “contemplates,” “grows,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
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
•our revenue may be affected by any disruptions in asset deployment caused by supply, construction or utility delays;
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
•the continued and potential future impact of the COVID-19 pandemic on our ground operations at project sites, our manufacturing facilities, our customers, our workforce, and our suppliers and vendors;
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
•our ability to manage information technology related risks,
•the impact of compliance with any existing and future applicable laws, regulations, sanctions, or tariffs on our business and operations;
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
•the significant influence that Siemens AG and AES Grid Stability, LLC have over us, including control over decisions that require the approval of stockholders; and
•other factors detailed under the heading “Risk Factors” in Part I, Item 1A. of this Annual Report.
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Annual Report. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Many of the important factors that will determine these results are beyond our ability to control or predict. Accordingly, you should not place undue reliance on any such forward-looking statements. We qualify all forward-looking statements contained in this Report by these cautionary statements. Any forward-looking statement speaks only as of the date on which it is made, and, except as otherwise required by law, we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I
ITEM 1. BUSINESS
Inception and Organization
Fluence Energy, Inc., a Delaware corporation (“the Company”), was formed on June 21, 2021. We conduct our business operations through Fluence Energy, LLC and its direct and indirect subsidiaries. Fluence Energy, LLC was formed on June 30, 2017 as a joint venture between Siemens Industry, Inc. (“Siemens Industry”), an indirect subsidiary of Siemens AG (“Siemens”), and AES Grid Stability, LLC (“AES Grid Stability”), an indirect subsidiary of the AES Corporation (“AES”), and commenced operations on January 1, 2018. We refer to Siemens Industry and AES Grid Stability as the “Founders” in this Annual Report.
On December 27, 2020, Fluence Energy, LLC entered into an agreement with QIA Florence Holdings LLC (“QFH” or the “Blocker Company”) for a $125.0 million investment to accelerate our growth and the global deployment of our offerings. QFH is an affiliate of the Qatar Investment Authority (“QIA”), the sovereign wealth fund of Qatar, and its subsidiaries and affiliates. Following the completion of the transaction on June 9, 2021, Siemens Industry, AES Grid Stability and QFH (collectively, the “Original LLC Owners”) held 43.2%, 43.2% and 13.6%, respectively, of the limited liability interests (the “LLC Interests”) of Fluence Energy, LLC.
Except where the content clearly indicates otherwise, any reference in this Annual Report to “Fluence,” “we,” “us,” “our” or “the Company” refers to Fluence Energy, Inc. and all of its direct and indirect subsidiaries, including Fluence Energy, LLC. When used in a historical context that is prior to the completion of our IPO (defined below) on November 1, 2021, “we,” “us,” “our” or “the Company” refer to Fluence Energy, LLC and its subsidiaries.
Initial Public Offering and Related Transactions
On November 1, 2021, the Company completed an initial public offering (the “IPO”) in which it issued and sold 35,650,000 shares of its Class A common stock, par value $0.00001 per share, at the public offering price of $28.00 per share, which includes the exercise by the underwriters of their option to purchase an additional 4,650,000 shares of the Company’s Class A common stock. The net proceeds to the Company from the IPO were $935.8 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company.
We consummated the following transactions in connection with the IPO (collectively with the IPO, the “Transactions”):
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
•Fluence Energy, LLC used the net proceeds from the sale of LLC Interests to Fluence Energy, Inc. to repay all outstanding borrowings under our existing Line of Credit and the Promissory Notes (each as defined in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”), and intends to use the remainder for working capital and other general corporate purposes;

•AES Grid Stability, Siemens Industry, and the Blockers Shareholder (collectively, the “Continuing Equity Owners”) and Fluence Energy, Inc. entered into (1) the Stockholders Agreement (the “Stockholders Agreement”) and the (2) the Registration Rights Agreement (the “Registration Rights Agreement”), and Fluence Energy, Inc., Fluence Energy, LLC, and the Founders entered into a tax receivable agreement (the “Tax Receivable Agreement”). See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Tax Receivable Agreement” for further discussion of the Tax Receivable Agreement.
Immediately following the consummation of the Transactions:
•In connection with the IPO, the Company and AES Stability and Siemens Industry (together with AES Stability, the “Founders”) completed a series of Transactions. Following the completion of the Transactions, the Company owned 31.6% of the economic interest in Fluence Energy, LLC and the Founders own 68.4% of the economic interest in Fluence Energy, LLC. As the sole managing member of Fluence Energy, LLC, the Company operates and controls all the business and affairs of Fluence Energy, LLC and its direct and indirect subsidiaries. As a result, the Company consolidates Fluence Energy, LLC and records a non-controlling interest in its consolidated financial statements for the economic interest in Fluence Energy, LLC held by the Founders. Refer to Note 1 - Organization and Operations to the consolidated financial statements included in this Report for more information about the IPO and related transactions.
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
The Company elected to settle the Redemption through the issuance of 58,586,695 shares of the Company’s Class A common stock (the “Shares”). The Redemption settled on July 7, 2022. Siemens Industry, Inc. effected an internal transfer of its interest in the Shares to Siemens AG at the time of Redemption and as of June 30, 2022, Siemens AG became the beneficial owner of 58,586,695 shares of Class A common stock.
The transaction increased the beneficial ownership interest of the Company in Fluence Energy, LLC to 66.08% as of June 30, 2022. The impact of the change in ownership interest did not result in a change in control. The transaction has been accounted for as an equity transaction and the carrying amount of non-controlling interest has been adjusted
On September 29, 2022, Siemens AG effected an internal transfer of its interest in 18,848,631 shares of Class A common stock to Siemens Pension-Trust E.V. (“SPT”). As of September 30, 2022, Siemens AG is the record owner of 39,738,064 shares of Class A Common Stock and SPT is the record owner of 18,848,631 shares of Class A Common Stock. Siemens AG is an affiliate of the SPT and may be deemed to share beneficial ownership of the shares held of record by the SPT Siemens AG.

As of September 30, 2022:
•AES owns (1) 58,586,695 LLC Interests, representing approximately 33.8% of the economic interest in Fluence Energy, LLC and (2) 58,586,695 shares of Class B-1 common stock of Fluence Energy, Inc., representing approximately 71.8% of the combined voting power of all of Fluence Energy, Inc.’s common stock;
•Siemens owns 58,586,695 shares of Class A common stock of Fluence Energy, Inc., representing approximately 14.4% of the combined voting power of all of Fluence Energy, Inc.’s common stock and approximately 51% of the economic interest in Fluence Energy, Inc.;
•QIA owns 18,493,275 shares of Class A common stock of Fluence Energy, Inc., representing approximately 4.5% of the combined voting power of all of Fluence Energy, Inc.’s common stock and approximately 16.1% of the economic interest in Fluence Energy, Inc., directly and indirectly through Fluence Energy, Inc.’s ownership of LLC Interests.

Overview
Fluence is a leading global provider of energy storage products and services and artificial intelligence (AI)-enabled digital applications (“Fluence IQ”) for renewables and storage. Our energy storage products are built on our sixth-generation technology stack (“Tech Stack”), which combines our modular, factory-built hardware (“Fluence Cube”) with a proprietary edge-based controls system (“Fluence OS”). Our service offerings include delivery services and recurring operational services, as well as financing structuring services, such as energy-storage-as-a-service (“ESaaS”). The Fluence IQ Digital Platform includes Fluence Mosaic, which delivers AI-powered market bidding optimization for solar, wind, and energy storage assets, including non-Fluence energy storage systems.

As of September 30, 2022, we had 1.8 gigawatts (“GW”) of energy storage assets deployed and 3.7 GW of contracted backlog across 44 markets in 36 countries with a gross global pipeline of 37.7 GW. As of September 30, 2022, our global operational and maintenance (“O&M”) services team was providing services for 2.0 GW of energy storage assets, with a further 2.0 GW of contracted backlog. See the “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Metrics” for additional information regarding our deployed assets, contracted backlog and pipeline.
In October 2020, we acquired the software and digital intelligence platform of Advanced Microgrid Solutions (“AMS”), a leading artificial intelligence-enabled optimized bidding software for utility-scale storage and renewable generation assets. In April 2022, the Company entered into a share sale purchase agreement and acquired all outstanding shares, the assets and assumed the liabilities of Nispera AG (“Nispera”), a Zurich based provider of artificial intelligence (AI) and machine learning-enabled software-as-a-service (SaaS) targeting the renewable energy sector. The software we acquired from AMS became Fluence Mosaic. As of September 30, 2022, we had an aggregate of 13.7 GW of renewable energy assets using Fluence Mosaic and 3.6 GW of contracted backlog related to renewable and energy storage assets. We expect our services and Fluence IQ digital applications, including Fluence Mosaic, to expand meaningfully over the next five years and contribute increasingly to our bottom-line growth.
Our Industry and Market Opportunity
Climate change is an existential threat. Severe weather events and broader awareness of the financial implications of climate change are driving a systemic global transition away from fossil fuels towards sustainable energy systems. However, renewable generation, unlike fossil fuel generation, has no inherent storage capacity and can only be used in favorable wind and solar conditions. Energy storage is therefore a critical enabler of large-scale adoption of 24/7 renewable energy. Furthermore, accelerating electrification of industries such as transportation is driving demand for more generation. Energy storage can help both serve and smooth additional peak demand, improving grid reliability and managing energy requirements.
As the first truly digital asset on the electric grid, energy storage is also a uniquely flexible tool for grid planners, operators, and power providers. We believe energy storage sits at the epicenter of the global clean energy transition and represents the backbone of a massive change in our energy market infrastructure driven by three key trends: Grid modernization, decarbonization, and digitalization. The energy transformation will require $134 trillion of investment through 2050 based on the midpoint of Bloomberg New Energy Finance’s (“BloombergNEF”) New Energy Outlook (“NEO”) 2021 clean electricity and green hydrogen pathway.

Governments across the globe have announced and implemented various policies, regulation and legislation to support the transition from fossil fuels to low-carbon forms of energy which will act as potential catalysts to our growth in the Americas, Europe and Asia. For Example, In August 2022, the United States passed the Inflation Reduction Act of 2022 (the “IRA”), which includes a number of government incentives that support the adoption of energy storage products and services and are anticipated to benefit the Company and its operations. Refer to the Government Regulation and Compliance section for further discussion.
Energy Storage Market Opportunity
The energy storage market is comprised of three components:
• Energy storage products — the components (including batteries), professional services, and labor required to manufacture, assemble, and install products. The energy storage products market is driven by the deployment of new energy storage products globally, and its addressable market is comprised of the annual spend associated with the manufacturing, delivery, and installation of new energy storage products. According to BloombergNEF, global annual energy storage capacity installations, excluding the residential market, grew from 0.6 GW a year in 2015 to 16 GW a year in 2022, and are expected to grow to 72 GW a year by 2030. We believe most forecasts for the energy storage sector, including BloombergNEF’s, understate the size and market opportunity as forecasts generally only account for spend associated with the physical energy storage asset and do not account for the associated service and digital spend.
• Services — recurring operational and maintenance services that energy storage products require, management services that are provided by third parties when asset owners outsource the operations of their systems, and the provision of ESaaS. The services market is driven by the growth in installed energy storage products globally, and its addressable market is comprised of the recurring annual service spend across the entire fleet of energy storage products, which is continuing to grow through new product installations. According to BloombergNEF, global installed energy storage capacity, excluding the residential market, grew 57% per annum between 2015 and 2020, and the installed base is expected to grow at a 31% annual growth rate through 2030. BloombergNEF forecasts that global installed energy storage capacity will reach 193.7 GW by 2030, excluding the residential market.
• Digital applications and solutions — operating systems, applications, such as trading platforms that allow system owners to manage their grid participation. These trading platforms can be deployed on both energy storage assets and renewable and conventional generation assets. The digital applications and solutions sector is driven by the growth in installed energy storage products and renewable and conventional generation assets, and its addressable market is comprised of the total global installed fleet of energy storage products and renewable and conventional generation assets. The digital applications and solutions economic model is primarily structured as (i) $/kilowatt (“kW”) recurring fixed fees, and in some cases (ii) $/kW performance-based incentive fees both calculated based on the GWs of storage and generation assets on which digital applications and solutions service offerings are deployed. We believe there is an opportunity to not only deploy digital applications and solutions on individual assets but also across entire energy storage fleets and portfolios of generation assets to improve their collective performance and economic output, and to reduce the overall carbon footprint of the electric grid by optimizing the interactions between different asset types.
We believe there are multiple factors driving continued growth in the energy storage sector, including:
• The accelerating transition from fossil to renewable generation is expected to require significant increases in energy storage capacity to both offset potential grid instability caused by intermittent renewable resources and enable the use of power from renewable generation assets at times when the natural resource is unavailable.
• Growing capacity constraints on existing power grids that were not designed to support distributed and renewable generation infrastructure or technologies such as electric vehicles are positioning energy storage assets as a key solution.
• As predicted by IHS Markit, a forecasted reduction in the battery cost by 2024 is expected to improve the economics of energy storage and support the development of larger energy storage systems.
• Environmental responsibility has become a priority for major companies and investors, with over 300 major companies having pledged to source 100% of their energy from renewables as part of the RE100, a global corporate renewable energy initiative.
• Governments across the globe have announced policies to support the transition from fossil fuels to low-carbon forms of energy.
Our Products and Services
Our offerings include energy storage products and delivery services, recurring operational services and digital solutions and applications for energy storage and other power assets. We may refer to our energy storage products as “Solutions” and use this term interchangeably as it is more reflective of offering provided to our customers. We have repeatedly pioneered new use cases for grid-scale energy storage. Some of the uses we have supported include frequency regulation, generation enhancement, capacity peak power, energy cost control, microgrids/islands, renewable integration, virtual dams, T&D enhancement, and critical power.
Energy Storage Products
We sell highly configurable energy storage products with integrated hardware, software and digital intelligence. We offer four energy storage products built on our sixth-generation Tech Stack foundation, which are optimized for common customer use cases but can be configured for specific use cases:
•Gridstack™:   grid-scale, industrial-strength energy storage product designed for demanding market applications with industry-leading reliability, scalability, and safety. Its design is built for applications including flexible peaking capacity, frequency regulation, renewable integration, transmission, and distribution enhancement and more.
•Sunstack™:   designed to optimize solar capture and delivery. Its product architecture unites batteries and PV on the same side of the DC bus to take advantage of higher PV-to-inverter ratios, maximize solar yield, and simplify the interconnection process.
•Edgestack™:   commercial energy storage product that discharges when needed to flatten a facility’s energy load profile, resulting in significantly reduced demand charges. The fully integrated product is available in smaller-size building blocks that can be easily configured to meet the needs of individual facilities and aggregated across fleets or locations without time-consuming redesigns.
•Ultrastack™:  the entities that control and operate our electricity system are facing significant reliability challenges as the grid moves away from higher-cost thermal generation assets and increasingly relies on energy from lower-cost but variable renewables and low carbon sources. Fluence has developed a storage solution to serve the unique performance needs of transmission and distribution system owners and operators in this segment, including stringent requirements around availability, uptime, and IT security. The solution will feature redundant controls and metering, fast system response, and advanced controls applications that deliver a suite of highly technical grid services, such as synthetic inertia and power oscillation damping. These applications are designed to reduce grid congestion, support stable system operation, and help operators increase utilization of existing and new transmission assets, which in turn reduces the total cost of electricity to consumers. Advanced controls capabilities for this solution have been in active development and will be fully tested at Fluence’s global product testing facilities prior to production and project deliveries in this segment.

In addition, each of our products comes with our proprietary controls software, Fluence OS, which enables asset owners to operate the storage system directly with pre-set modes and market dispatch applications or integrate directly with external ISO and EMS signals. OS provides real-time information through multiple systems views, alarm notifications, and dashboards. It is an integral part of all our energy storage product sales. Fluence OS enables Fluence energy storage products to deliver critical grid services such as primary frequency regulation, secondary frequency response, fast frequency response, peak shaving, voltage regulation, power factor regulation, non-spinning reserves, capacity peak power, solar energy time-shifting, firm solar export, energy arbitrage, and more. Fluence also delivers stacking of grid services, allowing storage assets to perform multiple services simultaneously and increase revenue-generating opportunities.
We also offer comprehensive engineering and delivery services to support the deployment of our storage products. Customers can select from a range of delivery service, from project design to full-wrap turnkey installation.
We have designed our energy storage products to allow for licensing to third-party partners, and plan to offer the ability to license Fluence products, services, and digital applications to partners targeting specific geographies and market use cases.
Sixth-Generation Technology Stack
The Tech Stack, which is comprised of our Fluence Cube, Fluence OS, and Fluence IQ, builds upon 14 years of development in prior generations, reflecting ongoing safety and design improvements. The Fluence Cube is a modular, factory-built, approximately 8’x8’x8’ building block that delivers safe, scalable, cost-effective products. Our battery and supplier-agnostic system architecture allows us to deliver optimized solutions for our customers on a global scale while incorporating the latest technology components. Fluence OS is a fully integrated edge controls platform with comprehensive control, asset management and system visibility across single sites or entire fleets. The Fluence IQ Digital Platform supports applications to improve revenue generation, system decision-making, asset performance, and operations.
Services
Operational & Maintenance Services
In addition to energy storage products, our offerings include delivery services and recurring operational services. Our recurring O&M services are designed around customer business needs, in-house capabilities, performance requirements, and risk profiles. We offer four operational services packages: Guided Services, Shared Services, Complete Services and Asset Management. These packages provide varying levels of training, maintenance, guarantees, warranties, and support to address our customers’ desired level of active system management. The service levels range from providing comprehensive training for customers to performing full asset operation and management on behalf of the customer. Fluence services help secure products with back-to-back original equipment manufacturer (“OEM”) equipment warranties and extensive claims support. We help safeguard customer asset revenue potential over project life with degradation, capacity, and availability guarantees. Preventive and reactive maintenance services maintain equipment and optimal operating conditions, backed by 24/7 support and what we believe to be the most experienced team in the industry.
Energy Storage-as-a-Service
Fluence, working with third-party financial partners, including Siemens Financial Services, offers financing structuring services to customers. For instance, ESaaS enables customers to access the benefits of energy storage without upfront investment or technical expertise.
We are continuously innovating new service offerings for our customers, including providing support for Fluence products, services, and digital applications to channel partners such as Siemens.
Digital Applications and Solutions
Our team is continuously expanding the digital applications we offer to customers. Those applications may include internally developed applications as well as third-party applications offered through the Fluence IQ Digital Platform.
Fluence IQ encompasses proprietary artificial intelligence and data science technologies to enable the advanced capabilities of our digital applications. Currently, our Fluence IQ has two applications, Fluence Mosaic Application and Fluence Nispera Application.
The Fluence Mosaic Application, which we acquired from AMS in 2020, is an artificial intelligence-enabled bidding software for utility-scale storage and renewable and conventional generation assets, enabling customers to optimize asset trading in wholesale electricity markets. One of the goals of the AMS acquisition is to combine Fluence’s insights from deep experience operating energy storage products globally with the Fluence Mosaic Application’s optimized market participation capabilities.
The Fluence Mosaic Application provides energy traders with a range of optimization solutions:
•Advanced Price Prediction:   State-of-the-art machine learning techniques, producing an ensemble of price forecasts (P10 to P90) for each product across day-ahead and real-time markets;
•Optimized Bidding:  Stochastic optimization that captures technical constraints and business objectives to produce bids across energy and ancillary services in day-ahead and real-time markets; and

•Automated Trading:   System-generated complete bid files (with option for customer override) for seamless transmission to market operators and real-time review of market results.
Our Mosaic Application is technology-agnostic and vendor-agnostic, and is delivered using cloud-based software-as-a-service, avoiding requirements for onsite hardware or software installations. Our pricing strategy is based on a volume-based subscription fee with the ability to start with a smaller scale and increase the number of assets covered by the software as customers build out their fleets, along with the potential for performance-based revenue-sharing structures.
The Mosaic Application is currently operationally in the CAISO market in California, and the NEM market in Australia. Additionally, we are in the process of expanding the product to the ERCOT market in Texas.
Our second application is the Fluence Nispera Application that was acquired in 2022 from Nispera, a Zurich-based provider of artificial intelligence (AI) and machine learning-enabled software-as-a-service (SaaS) targeting the renewable energy sector. Nispera’s advanced technology helps customers monitor, analyze, forecast, and optimize the performance and value of renewable energy assets. Its flagship offering is an AI-driven utility-scale asset performance management platform that currently has 8 GW of assets under management across 450 wind and solar projects on a global basis. Additionally, Nispera is developing the capability to utilize its asset performance management technology onto battery energy storage systems thus providing our customers additional solutions to lower their cost of ownership of energy storage assets. Our plan is to continue to accelerate the number of markets in which the Fluence Nispera Application is offered. Additionally, we intend to offer the Nispera application as an add-on feature to our energy storage product sales.

Ultimately, we utilize our digital applications as a competitive advantage by offering energy storage hardware that can be combined with our digital applications to optimize revenue and lower the total cost of ownership thus providing our customers with incremental value.
Our Growth Strategy
Our growth strategy includes leveraging our global scale, technology leadership, and market share position to help transform the way we power our world for a more sustainable future. We intend to further develop energy products, services and digital applications into solutions that solve our customers’ energy challenges, and expand our services with additional value-add offerings. We aim to create an optimized production organization, develop mass manufacturing facilities globally, and continue to secure partnerships with key battery suppliers. We are also focused on expanding standardized offerings that are optimized for each of our sales channels and moving to a more localized, regional organizational structure to better support customers and sales channels, improve logistics, and enhance market focus. Furthermore, we continue to explore disruptive digitally driven business models, including ESaaS, wide-ranging dynamic capacity, virtual storage, asset- and revenue-sharing models, and other offerings.
We will continue leveraging our partnerships with AES and Siemens, which provide built-in and growing customer bases and an international sales channel, as well our sponsor relationship with QIA, that may help us to form relationships with additional technology partners, customers and suppliers. In addition, we intend to continue to grow our third party sales by leveraging our technology, such as the Fluence Mosaic Application.

Our Customers
As of September 30, 2022, we have deployed energy storage products in 44 markets in 36 countries. We sell our products to a wide range of customers around the world, including utilities and load-serving entities, independent power producers, developers, conglomerates, and commercial & industrial (“C&I”) customers. In fiscal year 2022, our five largest customers represented approximately 77% of our revenues. In addition, as of September 30, 2022, approximately 54% of our revenue was with related parties, primarily AES. As of September 30, 2022, we had a gross global pipeline of 37.7 GWs, of which includes 18 GWs for energy storage products and services. Of the energy storage products and services global pipeline, United States customers composed the largest portion at 7.3 GWs or 40%, with Australia following at 4 GWs or 22% and the United Kingdom at 1.6 GWs or 9%.
Environmental, Social, and Governance
Overview

We are a purpose-built, purpose-driven company on a mission to transform the way we power our world for a more sustainable future. We support the clean energy transition by enabling greater adoption of renewable energy and decarbonized technologies such as reduced use of thermal generation resources. The Company’s products and services enable more sustainable, reliable, and resilient electric grids in a repeatable, scalable way.

Fluence’s mission to “Transform the way we power our world” is not just a tagline but at the core of what we do and that includes our Company’s Sustainability Program. In fiscal year 2022, we took a purposeful approach to establishing what sustainability and environmental, social, and governance (“ESG”) practices mean to us and to our business. The Company’s first step was to establish a core leadership role responsible for the program development and implementation. We then consolidated our environmental stewardship and responsible sourcing practices within the Company for greater support and progress. We are building our Sustainability Program upon three key pillars:

•Reporting & Stakeholder Engagement
•Environmental Stewardship & Compliance
•Responsible Sourcing & Social Compliance

Reporting & Stakeholder Engagement

Fluence believes in holding ourselves accountable to our employees, our customers, our partners, and our shareholders. We emphasize transparency as the foundation of our accountability in our Sustainability Program. However, transparency cannot be achieved in a vacuum and we purposely work to leverage our employees’ passion, leadership and management support, and our supply chain partners to remain in a constant stage of improvement.

Fluence’s Sustainability Program is governed by two internal committees – our ESG Council and ESG Steering. These are cross functional leadership teams responsible for gathering alignment and support across the organization to advance our ESG initiatives. The ESG Council is made up of leadership representing key internal stakeholders (including individuals with expertise in environment, supply chain, human resources, health and safety, legal, marketing, finance, ethics, and logistics). They are responsible for resource allocation and implementation. The ESG Council reports to our ESG Steering, which is comprised of five executive leaders (our Chief Executive Officer, Chief Financial Officer, Chief Human Resources Officer, Chief Supply Chain and Manufacturing Officer, and General Counsel).

In fiscal year 2022, we committed to publishing our first annual sustainability report in February/March 2023, which we intend to align with the Sustainability Accounting Standards Board (“SASB”) Fuel Cells & Industrial Batteries standard in addition to those standards promulgated by both the Global Reporting Initiative (“GRI”) and the Task Force on Climate-Related Financial Disclosures (“TCFD”). We intend that our inaugural sustainability report will include our Scope I & II Green House Gas (“GHG”) baseline, and certain portions of our Scope III emissions as well as other important topics including environmental performance, responsible sourcing, stakeholder engagement, governance, philanthropy, community engagement, financial performance, and safety.

Environmental Stewardship & Compliance

The Company is demonstrating our commitment to preserving the planet’s natural resources through, among other things, the implementation of industry best practices and procedures to measure and reduce our greenhouse gas emissions from facilities, supply chain logistics, and employee travel; measuring our waste output and maximizing systems to divert waste away from landfills; and developing and implementing a product recycling competency. We employ a holistic and stakeholder driven approach by bringing together internal stakeholder teams like total quality management, environmental health and safety, engineering, supply chain management, and others on these measures and the data we collect in these efforts will be used to develop responsive actions by us that will continuously reduce our environmental impact.

Over the last two years, our acumen for developing environmental management systems and achieving continuous improvement of its environmental performance has been demonstrated by our certification of the ISO 14001 standard at our corporate office in Arlington, Virginia and the testing facility in Erlangen, Germany which requires an organization to implement and demonstrate compliance with an effective environmental management system to identify and control the environmental impact of its activities, products, and services; continually improve environmental performance; and implement a systematic approach to setting environmental objectives and targets. We are now working to expand our ISO 14001 certification with the ultimate goal of certifying all relevant Fluence facilities.

Responsible Sourcing & Compliance

Fluence is committed to social accountability. We are committed to ensure supply chain compliance with our core philosophies of human rights & dignity, supply chain risk aversion and conflict minerals risk management. Our responsible sourcing and compliance is based on the principles spelled out in our Supplier Code of Conduct. The Supplier Code of Conduct sets the social conduct expectations for all persons and entities connected to the Fluence value stream. We implement this with a three phase approach, supplier qualification, supplier evaluation and supplier development processes.

Some of our core programs developed over the past two years are our Conflict Minerals Due Diligence Program, Supplier GHG (Greenhouse Gas) Emissions Disclosures and a Supplier Social Accountability Auditing program. We are leading our value chain in Social Accountability Standards by being SA8000 certified and expect our business partners to show similar commitments to human rights and against slavery and child labor. Feedback from our due diligence and auditing programs allows us to map and score our supply chain partners. As we move forward, the Company intends to maintain the highest expectations for responsible sourcing in our value chain.
Human Capital Management
We believe our workforce is critical to our success and we strive to create a positive, equitable, and safe work environment. To create a culture of transparency, we maintain a regular cadence of communications from the executive leadership team to employees, including emails, all hands meetings, Q&A sessions, and employee resource groups with executive sponsors.
As of September 30, 2022, we had approximately 967 full-time employees. None of our employees in the United States are represented by a labor union. As of September 30, 2022, approximately 85 of our employees in Germany were represented by a works council. We have not experienced any employment-related work stoppages, and we consider relations with our employees to be good.
We believe that our purpose-driven culture has fostered a work environment in which employees feel supported, empowered to develop in their careers, and fulfilled in their work. Initiatives driven by this culture include professional development courses made available to all employees, and a partnership with Inova through which we provide free professional and wellness services to employees. To assess and continually improve employee sentiment, we conduct regular employee surveys soliciting feedback on topics such as work/life balance, working remotely, career development, and mentorship.
Fluence is internationally certified to ISO 9001, a quality management standard that ensures a commitment to customer satisfaction, purpose-driven leadership, and equitable involvement for all employees. Fluence is also internationally certified to ISO 45001, an occupational health and safety standard which requires certain proactive measures to ensure employee safety and reduce workplace risks. Fluence’s corporate headquarters is certified to SA8000, which demonstrates our commitment to the elimination of unethical and discriminatory labor practices, while affirming workers’ rights, livable wages, and treating all people with dignity.
Fluence is committed to fostering a culture of diversity and inclusion that makes our employees feel safe and engaged. We have conducted trainings for hiring managers on how to avoid bias in the interview process and formed a diversity and inclusion working group to identify and address areas for improvement. Women currently represent 30% of our total workforce and 27% of our key corporate management roles as of September 30, 2022.

In the fourth quarter of 2022 we opened a new technology center in India, becoming Fluence’s first technology center based in Asia. The Fluence India Technology Centre complements existing technology center teams in North America and Europe. Together, the company’s technology teams support Fluence’s regionally focused operational model and create a strong foundation for new product introductions and regionalized product support.
Manufacturing
Our manufacturing strategy is designed to meet our key objectives: limit capital-intensive and low value-added activities that can be outsourced to other companies; maintain a capital light business model; minimize labor content where possible; minimize the amount of assembly our customers are required to do at the site; and minimize material movement both from vendors to us and within factories.
Mass manufacturing is a cornerstone of our product delivery approach and a key to driving down product cost and delivering at scale. We aim to create an optimized production organization, develop mass manufacturing capabilities globally through contract manufacturing, and continue to secure partnerships with key battery suppliers. We believe that enhancing our product-focused model and supply chain leverage will support our global growth objectives and result in superior unit economics.
We have entered outsourcing contracts for the assembly and production of our Fluence Cube, which ship directly from our contract manufacturers to job sites or designated warehouses. By using regional contract manufacturers, we can drop ship products directly to our customers’ sites, which improves working capital turnover, quality, and inventory management.

In September of 2022 we partnered with a contract manufacturer to open a new manufacturing facility in the United States to better serve regional delivery and address ongoing supply chain constraints. The facility is located in Utah and will serve the company’s customers in North America. The addition of this contract manufacturing facility expands our production beyond Asia to meet increasing global demand and allow Fluence to better serve regional markets. We intend to expand manufacturing to sites in Europe.

Fluence also created two spare parts hubs in Europe and the United States to support ongoing operations and maintenance of its customers’ storage assets. These hubs, located in Utah and Ireland, both became operational in fiscal year 2022, and are strategically positioned near large storage markets and customer fleets.

We have developed a global supply chain with an evolving regionally focused operational model with the objective of allowing us to assemble products in proximity to major markets to minimize material movement, working capital investment, and costs of goods sold. Additionally, we believe that the volume of key components we purchase, such as lithium-ion batteries, should provide us leverage to create a competitive advantage on availability, terms and/or pricing from our suppliers. We have a technology co-development and supply agreement with Northvolt that should expand our battery supply chain into Europe. Pursuant to this agreement, we have a license to develop, manufacture and commercialize an optimized battery subsystem that is significantly more energy dense than today’s standard solutions. The agreement also enables us to deploy a battery management system that can be integrated with other vendors to extend our value chain, develop battery competencies, and lower total cost of ownership.
Intellectual Property
The success of our business depends, in part, on our ability to maintain and protect our proprietary technologies, information, processes and know-how. We rely primarily on patent, trademark, copyright and trade secret laws, confidentiality agreements and procedures, and other contractual arrangements to protect our technology. Fluence also has a perpetual license (terminable in the event of an uncured material breach) to certain patents and other intellectual property that belong to AES and Siemens, including methods for cooling inverters, overvoltage protections, and transfer of large amounts of data (methodology).
We rely on trade secret protection and confidentiality agreements to safeguard our interests with respect to proprietary know-how and software that is not patented and processes for which patents are difficult to enforce. We believe that many elements of our manufacturing processes involve proprietary know-how, technology or data that are not covered by patents or patent applications, including technical processes, test equipment designs, algorithms, and procedures.
We require our customers and business partners to enter into confidentiality agreements before we disclose any sensitive aspects of our technology or business plans.
Seasonality
We have historically experienced seasonality and see increased order intake in our third and fourth fiscal quarters, driven by demand in the Northern Hemisphere to install energy storage products before the summer of the following year. Combined third and fourth fiscal quarter order intake has historically accounted for 80% or more of our total intake each year. However, as we and the market matures we are experiencing less seasonality. For fiscal year 2022 third and fourth quarter order intake accounted for only 48% of our total intake for the year.

As a result, revenue recognition is typically stronger in our third and fourth fiscal quarters. Cash flows historically have been negative in our first and second fiscal quarters, neutral to positive in our third fiscal quarter, and positive in our fourth fiscal quarter. Our services and digital application offerings do not experience the same seasonality given their recurring nature.
Competition
Our products, services, and digital applications are highly specialized and specific to the clean energy industry. The unique expertise required to design these offerings as well as customers’ reluctance to try unproven products has confined the number of firms that produce such products to a relatively small number, particularly in the segments we are targeting. In addition, we are continuously engaging in developing new use cases and opening new market segments, which are often less contested.
Our principal competitors include Tesla, Wartsila, and Powin but competition varies by geography, grid service or customer segment. A key differentiator is our ability to identify customer needs and deliver customer-centric products, services, and use cases that can compete in the market either as packages or standalone offerings. We believe we compete favorably based on performance and value-creation, including low total cost of ownership, long-term reliability, varied service options, and convenient and efficient sales and delivery processes.
Government Regulation and Compliance

Greenhouse Gas Emission Related Policies, Regulations and Legislation

Governments across the globe have announced and implemented various policies, regulation and legislation to support the transition from fossil fuels to low-carbon forms of energy. The operation of our business and our customers’ use of our products and services are impacted by these various government actions. For example, the United States rejoined the Paris Agreement effective February 19, 2021, an international climate change agreement among almost 200 nations and the European Union, that established a long-term goal of keeping the increase in global average temperature well below 2°C above pre-industrial levels and which calls for countries to set their own greenhouse gas (“GHG”) emissions targets and be transparent about the measures each country will use to achieve these targets. In August 2022, the United States passed the Inflation Reduction Act of 2022 (the “IRA”), which consists of a number of provisions aimed directly at confronting the climate change crisis. The climate-related provisions of the IRA are projected to cut emissions by 40% from 2005 GHG levels in the United States by 2030. Among other things, the IRA introduced an investment tax credit (ITC) for standalone energy storage for the first time, which is anticipated to lower capital cost of equipment. The IRA also contains provisions with incentives for domestic battery manufacturing as well as upstream supply chains. Additional information regarding the tax incentives contained in the IRA are set forth below in “----Government Incentives.”

Internationally, in June 2021, the European Commission adopted a package of legislative proposals (the “Fit for 55 package”) as part of the European Green Deal, which encompasses a number of wide-scale proposals aimed at reducing European GHG emissions by 55% by 2030 and targeting net-zero emissions by 2050. Moreover, the European Commission proposed the REPowerEU Plan in May 2022, which is centered around the goal of making Europe independent from Russian fossil fuels well before 2030, in light of Russia's invasion of Ukraine early in 2022. It is meant to incentivize and accelerate the transition to clean energy alternatives and aims to increase the security of energy supply by building and connecting more renewable generation to the grid.

In September 2022, Australia passed climate change legislation containing a targeted 43% reduction in the emissions intensity of its economy of 2005 GHG levels by 2030 and a reduction to net-zero emissions by 2050. In August 2022, India revised its previous pledge to achieve a 33 – 35% reduction in emissions intensity by 2030 and has committed to reduce emissions intensity by 45% of 2005 GHG levels by 2030 and to achieve about 50% cumulative electric power installed capacity from non-fossil fuel-based energy resources by 2030. In April 2021, the Philippines committed to a projected GHG emissions reduction and avoidance of 75%, of which 2.71% is unconditional, for the period 2020 to 2030 for the sectors of agriculture, wastes, industry, transport, and energy.
Current and future legislation or regulations that may be adopted to address climate change could make lower GHG-emitting energy sources, such as solar and wind, more desirable than higher GHG-emitting energy sources, such as coal and natural gas. As a result, such climate change regulatory and legislative initiatives with more stringent limitations on GHG emissions would potentially increase the demand for energy storage products and related services.

Policy Initiatives including Tax Incentives, Cash Grants and Performance Incentives
There are varying policy initiatives across the United States and abroad designed to support and accelerate adoption of clean and/or reliable distributed generation technologies. These policy initiatives can come in the form of tax incentives, cash grants, performance incentives, and/or electric tariffs.
In the United States, our energy storage products are currently installed or in delivery in Arizona, California, Colorado, Illinois, Indiana, Maryland, Massachusetts, Minnesota, New Mexico, New York, New Jersey, North Carolina, Ohio, Pennsylvania, Texas, Utah and West Virginia, and each state has its own enabling policy framework, which is subject to change. Some states have utility procurement programs, energy storage mandates, targets or goals, and/or renewable portfolio standards for which our technology is eligible. Many states, including California, Massachusetts, and New York, offer tax exemptions or other customer incentives.
Although we generally are not regulated as a utility, federal, state, and local government statutes and regulations concerning electricity heavily influence the market for our product and services. These statutes and regulations often relate to electricity pricing, net metering, incentives, taxation, competition with utilities and the interconnection of customer-owned electricity generation. In the United States, governments continuously modify these statutes and regulations. Governments, often acting through state utility or public service commissions, change and adopt different rates for commercial (and residential) customers on a regular basis. These changes can have a positive or negative impact on our ability to deliver cost savings to customers for the purchase of electricity.
As noted, several states have an energy storage mandate or policies designed to encourage the adoption of storage, including nine states with specific energy storage targets as of early 2022. For example, Virginia has a mandate for 3.1 GW of energy storage by 2035, California offers a cash rebate for storage installations through the Self Generation Incentive Program, and Massachusetts and New York offer performance-based financial incentives for storage. Other states, including Illinois and Vermont, are studying energy storage deployment policies and there may be further energy storage mandates coming. Storage installations also are supported in certain states by state public utility commission policies that require utilities to consider alternatives such as storage in integrated resource planning proceedings before they can build new generation. Our customers benefit directly under these programs.

FERC Support of Energy Storage

In addition, the Federal Energy Regulatory Commission (“FERC”) has taken a number of steps to help to enable the participation of energy storage in wholesale energy markets. For example, in February 2018, FERC issued Order 841 directing regional transmission operators and independent system operators to remove barriers to the participation of storage in wholesale electricity markets and to establish rules to help ensure storage resources are compensated for the services they provide. Order 841 was upheld in July 2020 following an appeal to the U.S. Court of Appeals for the D.C. Circuit, with the court finding that FERC’s directives to allow distributed storage participation in wholesale electricity markets did not violate the Federal Power Act’s jurisdictional line separating FERC’s authority over those markets and states’ authority over local distribution facilities. In September 2020, the FERC issued Order 2222 opening U.S. wholesale energy markets to aggregations of distributed energy resources like rooftop solar, “behind the meter” batteries, and electric vehicles. Additionally, FERC is currently taking public comment on a Notice of Proposed Rulemaking seeking to improve interconnection procedures with proposed design elements such as including grid-enhancing technologies like energy storage in interconnection studies and applications.
Energy storage products require interconnection agreements from the applicable authorities having jurisdiction to operate. In almost all cases, interconnection agreements are standard form agreements that have been pre-approved by the local public utility commission or other regulatory body with jurisdiction over interconnection agreements. As such, no additional regulatory approvals are typically required once interconnection agreements are signed.

Changes in or adoption of federal, state and local policies and policy initiatives, legislation and regulations as well as changes in or adoption of policies and policy initiatives, regulations and legislation in foreign jurisdictions in which we operate may pose risks or provide opportunities for the Company’s business that may impact our future operations and financial condition. For more information about the potential risks of adoption or changes to such policies, legislation and regulations, see Item 1A. Risk Factors.
Permits and Approvals
Each of our installations or customer installations must be designed, constructed, and operated in compliance with applicable federal, state, and local regulations, codes, standards, guidelines, policies, and laws. To install and operate energy storage products on our platform, we, our customers, or our partners, as applicable, are required to obtain applicable permits and approvals from local authorities having jurisdiction to install energy storage products and to interconnect the products with the local electrical utility.
Government Incentives
The U.S. Congress is continuously reviewing various climate change proposals, incentives and legislation that may support the energy storage industry, including in the form of tax credits. IRS private letter ruling 201809003 clarified that energy storage is eligible for federal tax credits if charged primarily by qualifying renewable resources. In December 2020, the U.S. Congress passed a spending bill that includes $35 billion in energy research and development programs, a two-year extension of the ITC for solar power, a one-year extension of the Production Tax Credit for wind power projects, and an extension through 2025 for offshore wind tax credits. In June 2021, the White House announced that it was looking into dramatically expanding U.S. production of lithium batteries, rare earth minerals, and semiconductors, and seek to stimulate demand for domestically manufactured batteries by expanding federal energy storage procurement, expanding the ITC to include stationary energy storage as a standalone resource, and instituting power transmission regulatory reform to support renewable power and stationary energy storage. The Infrastructure Investment and Jobs Act, also known as the Bipartisan Infrastructure Bill, which was signed into law in November 2021, allocated nearly $7 billion to strengthen the U.S. battery supply chain, which includes producing and recycling critical minerals without new extraction or mining and sourcing materials for domestic manufacturing. Pursuant to this, the U.S. Department of Energy (DOE) issued notices of intent in February 2022 to provide $2.91 billion to boost production of the advanced batteries that are critical to the clean energy industry, including energy storage. This funding will support the creation of new domestic manufacturing facilities for batteries and cell components and to support research and development for recycling, reclaiming and adding materials back into the battery supply chain.

The IRA adopted in August 2022, contains a number of tax incentive provisions that would directly support the adoption of energy storage products and services including: (i) the current ITC is extended for ten years for projects that “begin construction” before 2025, including standalone energy storage for the first time for those projects with a capacity of at least 5 kwh and (ii) will extend the ITC for up to 30% of the cost of installed equipment for ten years and will step down to 26% in 2033 and 22% in 2034 (noting that for projects beginning construction after 2019 that are placed in service before January 1, 2022, the ITC would be set at 26%. Beginning in 2025, the existing energy ITC will be replaced by a Clean Electricity Investment Tax Credit (CEITC) or “tech neutral” regime, which is available for any investment in a qualified storage facility that is placed in service after calendar year 2024 (prevailing wage and apprenticeship requirements will still apply). Finally, the IRA creates the Advanced Manufacturing Production Credit (AMPC), which applies to clean energy technology components produced in the US and sold after calendar year 2022, including battery cells and battery modules, which will begin to phase out in 2030. The above tax credits allow certain tax-exempt entities to receive direct payment from the federal government instead of a reduction of their tax liability. In addition, beginning in January 1, 2023, taxpayers can elect to transfer their ITC or CEITC to an unrelated taxpayer on a facility-by-facility basis for each year in which credit is available. We believe we are well positioned to capture incentives contained in the IRA with our forthcoming battery module manufacturing, as we opened contract manufacturing facility in Utah, our second facility globally, to better serve regional delivery and address ongoing supply chain constraints. However, as this legislation was recently adopted in August 2022, and forthcoming interagency guidance processes are in early stages, we have not yet seen the impact these IRA related incentives may have on our business and operations as we go forward and cannot guarantee we will realize anticipated benefits of incentives under the IRA.
Corporate Information

We file or furnish periodic reports and amendments thereto, including our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, proxy statements and other information with the Securities and Exchange Commission (“SEC”). In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically. Our website is located at https://fluenceenergy.com and our reports, amendments thereto, proxy statements and other information are also made available, free of charge, on our investor relations website at https://ir.fluenceenergy.com as soon as reasonably practicable after we electronically file or furnish such information with the SEC. The information posted on our website is not incorporated by reference into this Annual Report or any of our other securities filings unless specifically incorporated herein by reference.

ITEM 1A. RISK FACTORS

You should carefully consider the risks and uncertainties described below, together with all of the other information set forth in this Annual Report, including our Consolidated Financial Statements and related notes included herein, which could materially affect our business, financial conditions and future results. The risks described below are not the only risks facing our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also become important factors that adversely impair our business, financial condition and results of operations, and future prospects. See “Cautionary Statement Regarding Forward-Looking Statements.”
Risk Factors Summary
The following is a summary of the principal risks that could adversely affect our business, operations and financial results.

•our limited operating and revenue history as an independent entity and our nascent and rapidly-evolving industry;
•our history of net losses, we anticipate increasing expenses in the future, and our ability to achieve or maintain profitability;
•our ability to attract new customers and retain existing customers;
•risks relating to delays, disruptions, or quality control problems in our manufacturing operations in part due to our third-party manufacturer concentration;
•risks associated with construction, utility interconnection, commissioning and installation of our products, inflationary cost overruns from increased shipping and logistics prices as well as increased prices on raw materials necessary for the production of lithium-ion batteries, and delays, including those related to obtaining government authorizations and permits and other contingencies that may arise in the course of completing installations;
•the interruption of the flow and/or availability of components and materials from international vendors could disrupt our supply chain;
•significant changes in the cost of raw materials and product components;
•risks relating to supply chain competition and, in some instances, have entered into long-term supply agreements that could result in insufficient inventory;
•risks relating to competition for our offerings from established and new competitors;
•a loss of one or more of our significant customers, their inability to perform under their contracts, or their default in payment;
•ability to manage our recent and future growth effectively, ability to execute our business plan, maintain high levels of customer service, or adequately address competitive challenges;
•ability to maintain and enhance our reputation and brand recognition;
•our growth depends in part on the success of our relationships with third parties;
•ability to attract and retain highly qualified personnel, including senior management;
•risks related to defects, errors or bugs in our products and technology;
•risks related to our current and planned foreign operations;
•risks relating to lengthy sales and installation cycle for our products and services and ability to timely close sales;
•amounts included in our pipeline and contracted backlog may not result in actual revenue or translate into profits;
•potential difficulties in establishing mass manufacturing capacity and estimating potential cost savings and efficiencies from anticipated improvements to our manufacturing capabilities;
•risks related to estimates of useful life for our products and related services or failure by our component OEM suppliers to meet service and performance warranties and guarantees;
•risks related to acquisitions we have made or that we may pursue;
•events and incidents relating to storage, delivery, installation, operation, maintenance and shutdowns of our products;
•actual or threatened health epidemics, pandemics or similar public health threats;
•risks relating to whether renewable energy technologies are suitable for widespread adoption or if sufficient demand for our hardware and software-enabled services does not develop or takes longer to develop than we anticipate;
•estimates on size of our total addressable market;
•barriers arising from current electric utility industry policies and regulations and any subsequent changes;

•risk relating to interest rates or a reduction in the availability of tax equity or project debt capital in the global financial markets and corresponding effects on customers’ ability to finance energy storage systems and demand for our products;
•potential changes in tax laws or regulations;
•reduction, elimination, or expiration of government incentives or regulations regarding renewable energy;
•decline in public acceptance of renewable energy, or delay, prevent, or increase in the cost of customer projects;
•restrictions set forth in our revolving credit facility;
•risks relating to uncertain future capital needs and potential need to raise additional funds in the future;
•ability to obtain, maintain and enforce proper intellectual property protection for our technology rights throughout the world;
•ability to effectively invest in, implement improvements to and properly maintain the uninterrupted operation and data integrity of our information technology and other business systems;
•failure to comply with third party license or technology agreements;
•inability to license rights to use technologies on reasonable terms;
•failure to comply with data privacy and data security laws, regulations and industry standards;
•the impact of our multiple class structure on the market price of our Class A common stock;
•our amended and restated certificate of incorporation provides that the doctrine of “corporate opportunity” does not apply with respect to any director or stockholder who is not employed by us or our subsidiaries;
•potential dilution of stockholder interests through future issuances of additional Class A common stock or common units in connection with our incentive plans, acquisitions or otherwise;
•our amended and restated certificate of incorporation limits our Continuing Equity Owners’ and their directors’ and officers’ liability to us or you for breach of fiduciary duty and could also prevent us from benefiting from corporate opportunities that might otherwise have been available to us;
•we are controlled by the Continuing Equity Owners, whose interests may differ from those of our public stockholders;
•certain of our officers and directors may have actual or potential conflicts of interest because of their positions with our Continuing Equity Owners;
•reliance on our access to our Founders’ brands and reputation, some of our Founders’ relationships, and the brands and reputations of unaffiliated third parties;
•third parties may seek to hold us responsible for liabilities of our Founders;
•we depend on distributions from Fluence Energy, LLC to pay our taxes and expenses and Fluence Energy, LLC’s ability to make such distributions may be limited or restricted in certain scenarios;
•risks arising out of the Tax Receivable Agreement;
•unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns;
•risks relating to proper and effective internal control over financial reporting to comply with the Sarbanes-Oxley Act; and
•risks relating to potential future legal proceedings, regulatory disputes, and governmental inquiries.

Risks Related to Our Business
Our limited operating and revenue history as an independent entity and our nascent and rapidly-evolving industry make evaluating our business and future prospects difficult.

We were established in January 2018 as a joint venture between Siemens and AES. Since then, we have continued to evolve and grow. We have benefited and continue to benefit from the industry experience and substantial support AES and Siemens provide, but we have a limited history operating our combined business and generating revenue as an independent entity, and therefore a limited history upon which you can base an investment decision. Operating results for future periods are subject to a number of uncertainties and we cannot assure you that we will achieve or sustain profitability. Our prospects must be considered in light of the risks by companies in the early stages of development, especially those in new and rapidly evolving markets.

Our future growth in a nascent and rapidly-evolving industry is dependent on a number of factors, including rising demand for clean electric power solutions that can provide electric power with lower carbon emissions and replacement of conventional generation sources and the adoption speed of digital software applications to modernize the efficiency of power assets and the electric grid. Among other renewable energy market trends, we expect our business results to be driven by declines in the cost of generation of renewable power, decreases in the cost of manufacturing battery modules and cells, customer needs for services and digital applications, commercial, legal, regulatory, and political pressure for the reduced use of and reliance on fossil fuels and electric power generation that relies on fossil or other non-renewable fuels, and a rapidly growing energy storage market driven by increasing demand from commercial and industrial customers, utilities, and grid operators. However, predicting future revenues and appropriately forecasting and budgeting for our expenses is difficult, and we have limited insight into trends that may emerge and take hold and materially affect our business. In particular, global inflationary pressures in the last year have disrupted the historical trend of declining renewable energy costs and declining battery costs, and it is unclear when, or if, our market segment will return to the historical trend of declining costs. Our future operations and strategy is therefore subject to all of the risks inherent in light of the expenses, difficulties, complications and delays frequently encounter in connection with the growth of any new business in a nascent industry, as well as those that are specific to our business in particular.
We have a history of net losses, we anticipate increasing expenses in the future, and we may not be able to achieve or maintain profitability.
We have incurred net losses on an annual basis since our inception. We incurred net losses of $289.2 million and $162.0 million for the fiscal years ended September 30, 2022 and 2021, respectively. We expect our aggregate costs will increase substantially in the foreseeable future and our losses will continue as we expect to invest heavily in increasing our customer base, expanding our operations, and operating as a public company. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. To date, we have financed our operations with equity contributions from AES Grid Stability, Siemens Industry, and QFH, cash and cash equivalents, negative working capital, and short-term borrowings. Our net cash flow from operations was negative for each of the fiscal years ended September 30, 2022 and 2021. We may not generate positive cash flow from operations or profitability in any given period, and our limited operating history may make it difficult for you to evaluate our current business and our future prospects.
We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including increasing expenses as we continue to grow our business. We expect our operating expenses to increase significantly over the next several years as we continue to hire additional personnel, expand our operations and infrastructure, and continue to expand to reach more customers. In addition to the expected costs to grow our business, we also expect to incur additional legal, accounting, and other expenses as a newly public company. These investments may be more costly than we expect, and if we do not achieve the benefits anticipated from these investments, or if the realization of these benefits is delayed, they may not result in increased revenue or growth in our business. If our growth rate were to decline significantly or become negative, it could adversely affect our financial condition and results of operations. If we are not able to achieve or maintain positive cash flow in the long term, we may require additional financing, which may not be available on favorable terms or at all and/or which would be dilutive to our stockholders. If we are unable to successfully address these risks and challenges as we encounter them, our business, results of operations and financial condition would be adversely affected. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.

We have experienced and may continue to experience delays, disruptions, and/or quality control problems in our manufacturing operations in part due to our third-party manufacturer concentration, which may adversely affect our business, results of operations, financial condition and future prospects.

Our product development, manufacturing, and testing protocols are complex and require significant technological and production process expertise. We currently depend on a limited number of third-party manufacturers, including for key components of our products. As of today, we have one major contract manufacturer for the Fluence Cube along with another final assembly facility for the Fluence Cube and are planning to expand our set of partners in the near term. As we introduce new products, we plan to continue to evaluate the economic benefits to Fluence and will expand our regional manufacturing capabilities to further support customers in in all regions. Moreover, we have launched our Americas regional manufacturing capabilities today and will further develop the EMEA market once the demand targets are achieved. While the risk of relying on a single vendor will diminish with regional and footprint optimization, expansion may be delayed by the process of vetting and qualifying new manufacturing partners. Further, any vendor delay or disruption could cause a delay or disruption in our ability to meet customer requirements which may result in a loss of customers. Such processes involve a number of precise steps from design to production.

Any change in our processes could cause one or more production errors, requiring a temporary suspension or delay in our production line until the errors can be researched, identified, and properly addressed and rectified. This may occur particularly as we introduce new products, modify our engineering and production techniques, and/or expand our capacity. In addition, our failure to maintain appropriate quality assurance processes could result in increased product failures, loss of customers, increased warranty reserve, or increased production and logistics costs, delays and liquidated damages to our customers. Any of these developments could have a material adverse effect on our business, financial condition, and results of operations.

We have experienced and may continue to be exposed to risks associated with construction, utility interconnection, commissioning and installation of our products, inflationary cost overruns from increased shipping and logistics prices as well as increased prices on raw materials necessary for the production of lithium-ion batteries, and delays, including those related to obtaining government authorizations and permits and other contingencies that may arise in the course of completing installations.
Although we generally are not regulated as a utility, federal, state, and local government statutes and regulations concerning electricity heavily influence the market for our products and services. These statutes and regulations often relate to electricity pricing, net metering, incentives, taxation, and the rules surrounding the interconnection of customer-owned electricity generation for specific technologies. In the U.S., governments frequently modify these statutes and regulations. Governments, often acting through state utility or public service commissions, change and adopt different requirements for utilities and rates for commercial customers on a regular basis. Changes, or in some cases a lack of change, in any of the laws, regulations, ordinances, or other rules that apply to customer installations and new technology could make it more costly for our customers to install and operate our energy storage products on particular sites, and in turn could negatively affect our ability to deliver cost savings to customers for the purchase of electricity.
The installation and operation of our energy storage products at a particular site are also generally subject to oversight and regulation in accordance with federal, state, and local laws and ordinances relating to building codes, safety, environmental protection, and related matters, and typically require obtaining and keeping in good standing various local and other governmental approvals and permits, including environmental approvals and permits, that vary by jurisdiction. In some cases, these approvals and permits require periodic renewal. It is difficult and costly to track the requirements of every individual authority having jurisdiction over our energy storage product installations, to design our energy storage products to comply with these varying standards, and for our customers to obtain all applicable necessary approvals and permits. We cannot predict whether or when all permits required for a given customer’s project will be granted or whether the conditions associated with the permits will be achievable. The denial of a permit or utility connection essential to a project or the imposition of impractical conditions would impair our customer’s ability to develop the project. In addition, we cannot predict whether the permitting process will be lengthened due to complexities and appeals. Delay in the review and permitting process for a project can impair or delay our customers’ abilities to develop that project or increase the cost so substantially that the project is no longer attractive to our customers. Furthermore, unforeseen delays in the review and permitting process could delay the timing of the installation of our energy storage products and could therefore adversely affect the amount of the recognition of revenue related to the sale of our energy storage products, which could adversely affect our operating results.
The production and installation of our energy storage products also involves the incurrence of various project costs and can entail project modifications. We have policies and procedures regarding the approval of project costs and modifications. In connection with our limited operating history and our significant growth, we have in the past experienced and may in the future experience incurrence of project costs in excess of those budgeted. In addition, disagreements with our customers and suppliers have arisen and may in the future arise with respect to project schedules, work, and modifications, which can result in the need to find different suppliers, loss of future business, additional costs to us and not fully realizing the anticipated profit from the project.
In addition, the successful installation of our energy storage products is dependent upon the availability of and timely connection to the local electric grid. Our customers may be unable to obtain the required consent and authorization of local utilities to ensure successful interconnection to energy grids to enable the successful discharge of renewable energy. Any delays in our customers’ ability to connect with utilities, delays in the performance of installation-related services, or poor performance of installation-related services will have an adverse effect on our results and could cause operating results to vary materially from period to period.

The interruption of the flow and/or availability of components and materials from international vendors could disrupt our supply chain, including as a result of the imposition of additional duties, tariffs, and other charges on imports and exports, which in turn could affect our results of operations.
We purchase some of our components and materials for our products outside of the United States through arrangements with various vendors, and are therefore exposed to supply chain risks from logistics disruptions. We have experienced delays in obtaining certain necessary components and materials as a result of the COVID-19 pandemic and other trade and shipping disruptions and factors beyond our suppliers’ control. International political, social, or economic instability or as a result of another international pandemic could cause future trade disruptions, impacting our supply chain and ability to complete projects in a timely and efficient manner. In addition, certain actions, policies and legislation put forth in various countries where we source materials and components out of have created uncertainty with respect to potential tariff impacts on the costs of some of our components and materials as we go forward. The degree of our exposure is dependent on (among other things) the type of materials and components that may be impacted, the proposed rates or rates imposed, and timing of the imposition of such tariffs. Disruptions in the availability of key components or materials may adversely impact our business and operations, and volatility in prices and availability of such items may negatively impact our customer relationships and ability to plan for future growth.

Other events that could disrupt our supply chain include:
•the imposition of additional trade legislation or regulations both internationally and domestically;
•the imposition of additional duties, tariffs and other charges on imports and exports, including as a result of the ongoing trade war between the United States and China;
•disruption of Chinese battery manufacturing due to China’s extremely stringent Covid-Zero policy, causing force majeure to be declared by our battery manufacturers;
•breach of supply contracts by suppliers and vendors;
•quotas imposed by bilateral trade agreements;
•foreign currency fluctuations;
•logistics and shipping constraints;
•natural disasters;
•public health issues and epidemic diseases, their effects (including any disruptions they may cause) and/or the perception of their effects;
•theft;
•restrictions on the transfer of funds;
•the financial instability or bankruptcy of vendors; and
•significant labor disputes, such as dock strikes.
We cannot predict whether the countries in which our components and materials are sourced, or may be sourced in the future, will be subject to new or additional trade restrictions imposed by the United States or other foreign governments, including the likelihood, type, or effect of any such restrictions. Trade restrictions, including new or increased tariffs or quotas, border taxes, embargoes, safeguards, and customs restrictions against certain components and materials, as well as labor strikes and work stoppages or boycotts, could increase the cost or reduce or delay the supply of components and materials available to us and adversely affect our business, financial condition or results of operations.
Significant changes in the cost and/or availability of raw materials and components incorporated into our products could adversely affect our business, results of operations and future prospects.
We are subject to risk from availability and fluctuating market prices of certain commodity raw materials, including, but not limited to, steel, aluminum, copper, nickel, iron phosphate, graphite, manganese, lithium carbonate, lithium hydroxide, and cobalt, that are used in the components from suppliers, such as lithium-ion batteries, that are used in our energy storage products. Prices and availability of these raw materials may be affected by global supply and demand balance, inventory levels, speculative activities by market participants, geopolitical uncertainty of any kind and other market factors from time to time. There has been sizable increases in the recent months in the cost of certain metals, including lithium carbonate and lithium hydroxide, which has led to an increase in the price of lithium-ion batteries, Our revenue growth is directly tied to the continued adoption of energy storage products by our customers, which may be affected by commodity raw material price fluctuations, including lithium-ion batteries. As we are not the direct buyer of these raw materials, we currently do not enter into hedging arrangements to mitigate commodity risk. Significant price changes or reduced availability for these raw materials could reduce our operating margins if suppliers increase component prices and we are unable to pass on such increased costs to our customers, and could harm our business, financial condition, and results of operations.
Failure by our vendors or our component or raw material suppliers to use ethical business practices and comply with applicable laws and regulations may adversely affect our business.
We do not control our vendors or suppliers or their business practices. Accordingly, we cannot guarantee that they follow ethical business practices, such as fair wage practices and compliance with environmental, safety, and other local laws. A lack of demonstrated compliance could lead us to seek alternative manufacturers or suppliers, which could increase our costs and result in delayed delivery of our products, product shortages, or other disruptions of our operations. Violation of labor or other laws by our manufacturers or suppliers or the divergence of a supplier’s labor or other practices from those generally accepted as ethical in the U.S. or other markets in which we do business could also attract negative publicity for us and harm our business.

We face supply chain competition and, in some instances, have entered into long-term supply agreements that could result in insufficient inventory and negatively affect our results of operations.
We have entered into long-term supply agreements with certain suppliers and contract manufacturers of batteries, inverters, and other components of our energy storage products. Some of these supply agreements provide for fixed or inflation-adjusted pricing (including for raw material costs), substantial prepayment obligations, and commitments to continue purchasing certain levels of components in future periods regardless of the level of demand we receive from customers. If our suppliers provide insufficient inventory at the level of quality required to meet customer requirements, or if our suppliers are unable or unwilling to provide us with the contracted quantities at the contracted prices, as we have limited alternatives for supply in the short term, our results of operations could be materially and negatively impacted. If our customers do not provide sufficient demand to purchase the levels of inventory we have committed to purchasing in future periods, our ability to generate revenue or cash flows may be limited.
Further, we face significant specific counterparty risk under long-term supply agreements when dealing with certain suppliers without a long, stable production and financial history. Given the uniqueness of our product, many of our suppliers do not have a long operating history and may not have substantial capital resources. In the event any such supplier experiences financial difficulties, it may be difficult or may require substantial time and expense to replace such supplier. We do not know whether we will be able to maintain long-term supply relationships with our critical suppliers, or secure new long-term supply agreements. Additionally, many of the battery storage products and components of our energy storage products are procured from foreign suppliers, which exposes us to risks including unforeseen increases in costs or interruptions in supply arising from changes in applicable international trade regulations, such as taxes, tariffs, or quotas. Any of the foregoing could materially adversely affect our business, financial condition, and results of operations.
Certain of our suppliers also supply products and components to other businesses, including businesses engaged in the production of electric vehicles, renewable energy production, consumer electronics and other industries unrelated to energy storage products. As a relatively low-volume purchaser of certain of these parts and materials, we may be unable to procure a sufficient supply of the items on favorable terms or at all, in the event that our suppliers fail to produce sufficient quantities to satisfy the demands of all of their customers, which could materially adversely affect our business, financial condition, and results of operations.

We also face risks resulting from supplier concentration and limited supplier capacity. We rely on a very small number of suppliers of energy storage systems and component parts. If any of our suppliers was unable or unwilling to provide us with contracted quantities in a timely manner at prices, quality levels and volumes acceptable to us, we would have very limited alternatives for supply, and we may not be able to contract for and receive suitable alternative supply in a timely manner for our customers, or at all. Such an event may impair our ability to meet scheduled deliveries of our products to customers, which may cause our customers to cancel orders and subject us to liability, and may materially adversely affect our customer relationships, business, prospects, financial condition and results of operations. We may also be unsuccessful in our continuous efforts to negotiate with existing suppliers to obtain cost reductions and avoid unfavorable changes to terms. Additionally, some of our suppliers supply systems and components to other businesses, including businesses engaged in the production of consumer electronics and other industries unrelated to energy storage systems. There are also larger purchasers of certain parts and materials that we supply to our customers. As a result, we may be unable to procure a sufficient supply of the items in the event that our suppliers fail to produce sufficient quantities to satisfy the demands of all of their customers. Any of these occurrences could materially adversely affect our business, prospects, financial condition and results of operations.

A loss of one or more of our significant customers, including but not limited to AES and Siemens, their inability to perform under their contracts, or their default in payment could harm our business and negatively impact revenue, results of operations, and cash flow.

We are dependent on a relatively small number of customers for our sales, and a small number of customers have historically accounted for a material portion of our revenue. The loss of any one of the Company’s significant customers, their inability to perform under their contracts, their default in payment, a significant dispute with one of these customers, a significant downturn or deterioration in the business or financial condition of any of these customers, or any other event significantly negatively impacting the contractual relationship with one of these customers could have a materially adverse effect on the revenues and cash flows of the Company. For the near future, we may continue to derive a significant portion of our net sales from a small number of customers. For the fiscal year ended September 30, 2022, our top five customers, in the aggregate, accounted for approximately 77% of our annual revenue. Accordingly, loss of a significant customer or a significant reduction in pricing or order volume from a significant customer could materially reduce net sales and operating results in any reporting period.

We face competition for our product and service offerings from a number of established and new competitors, and if we are unable to attract new customers and retain existing customers, our revenue growth may be adversely affected. .
We operate in an increasingly competitive business environment and face competition for customers with other energy storage providers. To increase our revenue, our business strategy depends on our ability to attract new customers and retain existing customers. We face competition from other energy storage and digital application providers in the recruitment of potential customers and some of our competitors have financial, production, marketing and other resources that are significantly greater than ours. Consolidation by industry participants could further increase their resources and result in competitors with expanded market share, larger customer bases, greater diversified product and service offerings and greater technological and marketing expertise, which may allow them to compete more effectively against us. Moreover, our competitors may develop products that are superior to our products (on a price-to-value basis or otherwise) or may adapt more quickly to new technologies or regulatory regimes implemented across the globe. If we are unable to convince potential customers of the benefits of our services, effectively differentiate our product and service offerings from our competitors, or if potential or existing customers prefer the product and service offerings of one of our competitors, we may not be able to effectively implement this aspect of our growth strategy. Additionally, a significant portion of our annual sales were direct sales to AES or a result of our Siemens sales relationship. If we fail to maintain those relationships, or if AES or Siemens decide to reduce their energy storage activities in the future, it could impact our sales and our growth would be even more reliant on our ability to recruit new customers. Our inability to recruit new customers and retain existing customers would harm our ability to execute our growth strategy and may have a material adverse effect on our business operations and financial position.

If we fail to manage our recent and future growth effectively and expansion of our business and operations, we may be unable to execute our business plan, maintain high levels of customer service, or adequately address competitive challenges.
We have experienced significant growth in recent periods. We intend to continue to expand our business significantly within existing and new market segments. This growth has placed, and any future growth may place, a significant strain on our management, operational, and financial infrastructure. Our management will also be required to maintain and expand our relationships with customers, suppliers, channel partners, and other third parties and attract new customers and suppliers, as well as manage multiple geographic locations. Our current and planned operations, personnel, IT, and other systems and procedures might be inadequate to support our future growth and may require us to make additional unanticipated investment and improvements in our infrastructure. Our success and ability to further scale our business will depend, in part, on our ability to manage these changes in a cost-effective and efficient manner. If we cannot manage our growth, we may be unable to take advantage of market opportunities, execute our business strategies, or respond appropriately and quickly to competitive pressures, this could also result in declines in product quality and customer satisfaction, increased costs, difficulties in introducing new offerings, or other operational difficulties. Any failure to effectively manage growth could adversely impact our business and reputation.
If we are not able to maintain and enhance our reputation and brand recognition, our business and results of operations may be harmed.

We believe that maintaining and enhancing our reputation and brand recognition is critical to our relationships with customers. The promotion of our brand may require us to make substantial investments, and we anticipate that, as our market becomes increasingly competitive, these marketing initiatives may become increasingly difficult and expensive. Our marketing activities may not be successful or yield increased revenue, and to the extent that these activities yield increased revenue, the increased revenue may not offset the expenses we incur as part of any marketing initiatives, and our results of operations could be harmed. In addition, any factor that diminishes our reputation or that of our management, including failing to meet the expectations of or provide quality products and services to our customers, or any adverse publicity or litigation, could make it substantially more difficult for us to attract new customers. If we do not successfully maintain and enhance our reputation and brand recognition, our business may not grow, and we could lose our relationships with customers, which would harm our business, results of operations, and financial condition.
Our growth depends in part on the success of our relationships with third parties.
We rely on third-party general contractors to install energy storage products at our customers’ sites. We currently work with a limited number of general contractors, which has impacted and may continue to impact our ability to facilitate customer installations as planned. Our work with contractors or their subcontractors may have the effect of us being required to comply with additional rules (including rules unique to our customers), working conditions, site remediation, and other union requirements, which can add costs and complexity to an installation project. The timeliness, thoroughness, and quality of the installation-related services performed by our general contractors and their subcontractors in the past have not always met our expectations or standards and in the future may not meet our expectations and standards, and it may be difficult to find and train third-party general contractors that meet our standards at a competitive cost.

If we are unable to attract and retain highly qualified personnel, including members of the senior management team, in order to execute our business strategy and growth plan, our business and ability to compete may be adversely affected.
Competition for highly qualified personnel is intense. We have experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. We may face high turnover, requiring us to expend time and resources to source, train and integrate new employees. The challenging markets in which we compete for talent may also require us to invest significant amounts of cash and equity to attract and retain employees. In addition, a significant portion of our compensation to our key employees is in the form of stock related grants. A prolonged depression in our stock price could make it difficult for us to retain our key and other employees and recruit additional qualified personnel and we may have to pay additional compensation to employees to incentivize them to join or stay with us. Further, many of the companies with which we compete for experienced personnel have greater financial resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or the Company has breached certain legal obligations, resulting in a diversion of our time and resources. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects and ability to compete could be adversely impacted.
Moreover, our success depends largely upon the continued services of our senior management team. We rely on our leadership team in the areas of sales and operations, information technology and security, marketing, and general and administrative functions. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. Our executive officers are not subject to any restrictions that would require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. The loss of one or more of the members of our senior management team, could harm our business. Changes in our executive management team may also cause disruptions in, and harm to, our business.

Our products, including components thereof, and technology could have undetected defects, errors, or bugs in hardware or software which could reduce market adoption, damage our reputation with current or prospective customers and/or expose us to product liability and other legal claims that could materially and adversely affect our business.
The energy storage products we develop are complex energy solutions. Our energy storage products and software have contained design and manufacturing-related defects and errors and may in the future contain undetected defects or errors. We do not manufacture the batteries or other components of the energy storage products and rely on our component OEM suppliers and contract manufacturers to control the quality of such components. We provide installation, construction and commissioning services for our customers that purchase our products. In the past, we have from time to time discovered latent defects in energy storage products and the components thereof and have experienced defects in workmanship and in the future we may face such defects in our products or in workmanship. Although we have implemented various quality initiatives to help prevent defects and issues, there is no perfect component. So although we are working towards minimizing the defects, defects may still occur in the future that may result in significant expenses or disruptions of our operations. We are continuing to evolve the features and functionality of our products and technology platform through updates and enhancements, and as we do, we may introduce additional defects or errors that may not be detected until after deployment to customers through our hardware.
Since we do not manufacture certain components of our energy storage products, our ability to seek recourse for liabilities and recover costs from our component OEM suppliers and contract manufacturers depends on our contractual rights as well as the financial condition and integrity of such component OEM suppliers and contract manufacturers. Furthermore, our component OEM suppliers and contract manufacturers may be unable or not required to correct manufacturing defects or other failures of such components of our energy storage products in a manner satisfactory to our customers, which could adversely affect customer satisfaction, market acceptance, and our business reputation. On rare occasions, lithium-ion batteries can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion batteries. This faulty result could subject us to lawsuits, product recalls, or redesign efforts, all of which would be time consuming and expensive. For example, in April 2019, the McMicken energy storage facility in Arizona experienced a thermal event and subsequent explosion, injuring several first responders and making the facility inoperable. The facility was built prior to the creation of Fluence and was under a maintenance contract with Fluence. The response and investigation required significant expense and the devotion of significant management time. Also, negative public perception regarding the suitability of lithium-ion batteries for energy applications or any future incident involving lithium-ion batteries, such as a plant, vehicle or other fire, even if such incident does not involve hardware provided by us, could adversely affect our business and reputation.
We may be subject to legal claims that our hardware and software-enabled services have malfunctioned and persons were injured or purported to be injured. Any insurance that we carry may not be sufficient or it may not apply to all situations. In addition, our customers could be subjected to claims as a result of such incidents and may bring legal claims against us to attempt to hold us liable. Any of these events could adversely affect our brand, relationships with customers, operating results, or financial condition. For example, on September 4, 2021, a 300 MW energy storage facility owned by one of our customers experienced an overheating event. Fluence served as the energy storage technology provider and designed and installed portions of the facility, which was completed earlier in fiscal year 2021. No injuries were reported from the incident. Our customer released initial findings in the second fiscal quarter of 2022 on what it contends is the root cause of the incident. The facility was taken offline as teams from Fluence, our customer, and the battery designer/manufacturer investigated the incident. At this time, Fluence cannot comment on or accept the customer’s stated findings. The customer’s stated findings, if ultimately confirmed and proven, could relate to certain scopes of work for which Fluence or its subcontractors could be responsible. The customer’s stated findings, however, could also relate to certain scopes of work for which other parties were responsible and/or relate to other causes, including the design and installation of portions of the facility over which Fluence did not have responsibility or control. The customer has alleged that Fluence is liable for the incident but has not yet demanded a specific amount of compensation nor alleged a particular level of responsibility . Fluence has denied liability. No formal legal proceedings have been commenced, but it is reasonably possible that litigation may result from this matter if a resolution cannot be achieved. Any such dispute would also likely include claims by Fluence and counterclaims by the customer relating to disputed costs arising from the original design and construction of the facility. The customer announced in July of 2022 that a large portion of the facility was back online. We are currently not able to estimate the impact, if any, that this incident may have on our financial results. To date, we do not believe that this incident has impacted the market’s adoption of our products.
In addition, Fluence Mosaic generates artificial intelligence-enabled bid recommendations for utility-scale storage and renewable generation assets, enabling customers to optimize asset trading in wholesale electricity markets. While we are generally not regulated as a utility or a broker-dealer, customers of Fluence Mosaic are regulated market participants. We could experience scrutiny from regulators on the provision of Fluence Mosaic bid recommendations to our customers and use of such application and the related technologies by our customers. Fluence Nispera, which optimizes renewable asset performance with real-time monitoring, automated reporting, and AI-powered analytics, integrates asset data with intelligent machine learning models and visualization tools. Both of these digital applications could experience a software anomaly, that could result in an unexpected, material adverse event for our customer, therefore damaging our reputation and business.
Any defects or errors in product or services offerings, or the perception of such defects or errors, or other performance problems could result in any of the following, each of which could adversely affect our business, financial condition, and results of operations:
•expenditure of significant financial and product development resources, including recalls, in efforts to analyze, correct, eliminate, or work around errors or defects;
•significant re-engineering costs;
•loss of existing or potential customers or partners;
•interruptions or delays in sales;
•delayed or lost revenue;
•delay or failure to attain market acceptance;
•delay in the development or release of new functionality or improvements;
•negative publicity and reputational harm;
•sales credits or refunds;
•security vulnerabilities, data breaches, and exposure of confidential or proprietary information;
•diversion of development and customer service resources;
•breach of warranty claims;
•legal claims and regulatory actions under applicable laws, rules, and regulations; and
•the expense and risk of litigation.
Although we have contractual protections, including warranty disclaimers and limitation of liability provisions, in many of our agreements with customers, resellers, and other business partners, such protections may not be uniformly implemented in all contracts and, where implemented, may not fully or effectively protect from claims by customers, resellers, business partners or other third parties. Any insurance coverage or indemnification obligations of suppliers may not adequately cover all such claims or cover only a portion of such claims. A successful product liability, warranty, or other similar claim could have an adverse effect on our business, financial condition, and operating results. In addition, even claims that ultimately are unsuccessful could result in expenditure of funds in litigation, divert management’s time and other resources, and cause reputational harm.
Compromises, interruptions, or shutdowns of our systems, including those managed by third parties, whether intentional or inadvertent, could lead to delays in our business operations and, if significant or extreme, affect our results of operations.
From time to time, our systems require modifications and updates, including by adding new hardware, software, and applications; maintaining, updating, or replacing legacy programs; and integrating new service providers and adding enhanced or new functionality. Although we are actively selecting systems and vendors and implementing procedures to enable us to maintain the integrity of our systems when we modify them, there are inherent risks associated with modifying or replacing systems, and with new or changed relationships, including accurately capturing and maintaining data, realizing the expected benefit of the change, and managing the potential disruption of the operation of the systems as the changes are implemented. Potential issues associated with implementation of these technology initiatives could reduce the efficiency of our operations in the short term. The efficient operation and successful growth of our business depends upon our information technology systems. The failure of our information technology systems and the third-party systems we rely on to perform as designed, or our failure to implement and operate them effectively, could disrupt our business or subject us to liability and thereby have a material adverse effect on our business, financial condition, results of operations, and prospects.

We are exposed to fluctuations in currency exchange rates, which could negatively affect our operating results.

The Company in the ordinary course of business enters into projects globally, which are denominated in foreign currencies such as the Euro, the Pound, and the Australian Dollar, and is therefore subject to fluctuations due to changes in foreign currency exchange rates. In particular, current geopolitical instability and fiscal and monetary policies have caused, and may continue to cause, significant volatility in the currency exchange rates, and such volatility may continue for the foreseeable future. If our exposure to currency fluctuations increases and we are not able to successfully hedge against all the risks associated with currency fluctuations, our operating results could be adversely affected. Furthermore, such currency fluctuations may also adversely impact our ability to accurately predict our future financial results. Therefore, from time to time, we seek to manage our exposure to foreign currency risk relating to these cash flow projects through entering into different types of hedging arrangements designed to reduce such risk exposure. However, there can be no assurance that our hedging activities will successfully reduce our risk exposure. In addition, there may be unforeseen events affecting our business that could lead us to be long in positions that we did not anticipate when such hedging transactions were put into place which in turn could lead to adverse effects on our financial position.

Our current and planned foreign operations expose us to additional business, financial, regulatory, geopolitical, and other related risks which may have a material adverse effect on our business.
We sell our products and have operations in a number of different countries, including, but not limited to, the United States, the United Kingdom, multiple European Union countries, Chile, Australia, Taiwan, India and the Philippines. We have in the past, and may in the future, evaluate and take advantage of opportunities to expand into new geographic markets and introduce new product offerings and services that are a natural extension of our existing business internationally. We also may from time to time engage in acquisitions of businesses or product lines with the potential to strengthen our market position, enable us to enter attractive markets, expand our technological capabilities, or provide synergy opportunities in those geographic markets we currently are in or in other geographic markets that we have not yet penetrated.
Our international operations and the markets in which we operate or that we may operate in in the future expose us to risks, including:
•compliance with multiple, potentially conflicting and changing governmental laws, regulations and permitting processes, including trade, labor, environmental, banking, employment, privacy and data protection laws and regulations, such as the EU Data Privacy Directive, as well as tariffs, export quotas, customs duties and other trade restrictions;
•compliance with U.S. and foreign anti-bribery laws, including the Foreign Corrupt Practices Act of 1977, as amended;
•compliance with potentially conflicting and changing laws of taxing jurisdictions where we conduct business and applicable U.S. tax laws as they relate to international operations, the complexity and adverse consequences of such tax laws and potentially adverse tax consequences due to changes in such tax laws;
• limited or unfavorable intellectual property protection;
•geopolitical or economic conditions or uncertainty, which may include war, political instability or unrest, or terrorism (such as the current armed conflict between Ukraine and Russia);
• restrictions on the repatriation of earnings;
•different customer and sales practices including longer sales cycles, warranty expectations, and product return policies;
•cost, performance, and compatibility requirements;
•fluctuations in the value of foreign currencies and global inflation.
These conditions listed above are generally beyond our ability to control, influence or predict and could have a material adverse effect on our business, financial position, results of operations and liquidity.

Our hardware and software-enabled services involve a lengthy sales and installation cycle, and if we fail to close sales on a regular and timely basis it could adversely affect our business, financial condition, and results of operations.
Our sales cycle is typically twelve months for our hardware and software-enabled services but can vary considerably, typically between three months to twelve months. In order to make a sale, we must often provide a significant level of education to prospective customers regarding the use and benefits of our hardware and software-enabled services.
The period between initial discussions with a potential customer and the sale of an energy storage product typically depends on a number of factors, including the potential customer’s budget and decision as to the type of financing it chooses to use, as well as the arrangement of such financing. Prospective customers often undertake a significant evaluation process, which may further extend the sales cycle. This lengthy sales cycle is subject to a number of significant risks over which we have little or no control. Because of both the long sales cycle, we may expend significant resources without having certainty of generating a sale.
These lengthy sales and installation cycles increase the risk that our customers may fail to satisfy their payment obligations, cancel orders before the completion of the transaction, or delay the planned date for installation. Cancellation rates may be impacted by factors outside of our control including an inability to install an energy storage product at the customer’s chosen location because of permitting or other regulatory issues, unanticipated changes in the cost or availability of alternative sources of electricity available to the customer, or other reasons unique to each customer. Our operating expenses are based on anticipated sales levels, and many of our expenses are fixed. If we are unsuccessful in closing sales after expending significant resources or if we experience delays or cancellations in the installations process, our business, financial condition, and results of operations could be adversely affected.
Additionally, we have long-term, multi-year service contracts with some of our customers. If those contracts are terminated or if we are unable to continue to fulfill the obligations under such contracts, our business, financial condition, and results of operations could be adversely affected.

Amounts included in our pipeline and contracted backlog may not result in actual revenue or translate into profits.
Information about our pipeline and contracted backlog included in this Annual Report is based on numerous assumptions and limitations, calculated using our internal data that has not been independently verified by third parties and may not provide an accurate indication of our future or expected results. Pipeline is monitored by management to understand the growth of our Company and our estimated future revenue related to customer contracts for our battery-based energy storage products and services. Pipeline and backlog are not prepared or audited in accordance with U.S. GAAP. We cannot guarantee that our pipeline or contracted backlog will result in actual revenue in the originally anticipated period, if at all. Our customers operate in a relatively new industry and have based their commitments to us on assumptions about future energy prices, demand levels, regulatory regimes and incentives, among other factors. Further, certain customers may need to obtain financing to fulfill their commitments to us. If the market does not grow as expected, the regulatory environment changes, or customers fail to obtain necessary financial backing, customers may fail to satisfy their minimum purchase commitments to us and we would fail to realize our contracted backlog. Furthermore, our pipeline or contracted backlog may not generate margins equal to historical operating results. We have only recently begun to track our pipeline and contracted backlog on a consistent basis, and as a result, we do not have significant experience in determining the level of realization that we will achieve. Our customers may experience project delays or cancel orders as a result of external market factors and economic or other factors beyond our control. If our pipeline or backlog fails to result in revenue at all or in a timely manner, we could experience a reduction in revenue, profitability, and liquidity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Metrics” for additional information regarding our pipeline and contracted backlog.

We may experience difficulties in establishing mass manufacturing capacity and estimating potential cost savings and efficiencies from anticipated improvements to our manufacturing capabilities.

While our manufacturing output achieved to date is already at commercial scale, it is a fraction of what we expect will be necessary to fully meet the demand we see in the market for our products. The manufacturing process for our expected full commercial scale is still being refined and improved. There are risks associated with scaling up manufacturing to larger commercial volumes including, among others, technical or other problems with process scale-up, process reproducibility, stability issues, quality consistency, timely availability of raw materials, supply chain delays and bottlenecks, cost overruns, and adequate definitions or qualifications for safety, reliability, and quality. In addition, in connection with our limited operating history and our significant growth, we have in the past experienced and may in the future experience incurrence of project costs without proper documentation or adhering to our policies and procedures. There is no assurance that our manufacturers will be successful in establishing a larger-scale commercial manufacturing process that achieves our objectives for manufacturing capacity and cost per battery, in a timely manner or at all. If we are unable to produce sufficient quantities of products on a timely basis and in a cost-effective manner, the Company’s commercialization efforts would be impaired which could materially adversely affect our business, financial condition, results of operations, and growth prospects.

If our estimates of useful life for our energy storage products and related hardware and software-enabled services are inaccurate or if our component OEM suppliers do not meet service and performance warranties and guarantees, our business and financial results could be adversely affected.

We sell hardware products and software-enabled services to our customers. Our software-enabled services are essential to the operation of these hardware products. Our pricing of services contracts is based upon the value we expect to deliver to our customers, including considerations such as the useful life of the energy storage product and prevailing electricity prices. We also provide warranties and guarantees covering the efficiency and performance of certain of our products and digital applications. We do not have a long history with a large number of field deployments, and our estimates may prove to be incorrect. Failure to meet these performance warranties and guarantee levels may require us to refund our service contract payments to the customer or require us to make cash payments to the customer based on actual performance, as compared to expected performance.

As part of growing our business, we have made and expect to continue to make acquisitions. If we fail to successfully select, execute, or integrate our acquisitions, then our business and operating results could be adversely affected and our stock price could decline.
We continuously evaluate potential acquisitions to add new product lines and technologies, gain new sales channels, or enter into new sales territories. For example, in 2022, we acquired Fluence Energy AG (formerly known as Nispera AG), a Zurich based provider of artificial intelligence (AI) and in 2020, we acquired AMS’ software and digital intelligence platform, which has become Fluence Mosaic. Acquisitions involve numerous risks and challenges, including but not limited to the following:
•integrating the companies, assets, systems, products, sales channels, and personnel that we acquire;
•higher than anticipated acquisition and integration costs and expenses;
•reliance on third parties to provide transition services for a period of time after closing to ensure an orderly transition of the business;
•growing or maintaining revenues to justify the purchase price and the increased expenses associated with acquisitions;
•entering into territories or markets with which we have limited or no prior experience;
•establishing or maintaining business relationships with customers, vendors, and suppliers who may be new to us;
•overcoming the employee, customer, vendor, and supplier turnover that may occur as a result of the acquisition;
•disruption of, and demands on, our ongoing business as a result of integration activities including diversion of management’s time and attention from running the day to day operations of our business;
•unfavorable tax or accounting treatment;
•inability to implement uniform standards, disclosure controls and procedures, internal controls over financial reporting, and other procedures and policies in a timely manner;
•inability to realize the anticipated benefits of or successfully integrate with our existing business the businesses, products, technologies or personnel that we acquire; and
•potential post-closing disputes.
As part of undertaking an acquisition, we may also significantly revise our capital structure or operational budget, including through issuing common stock that would dilute the ownership percentage of our stockholders, assuming liabilities or debt, utilizing a substantial portion of our cash resources to pay for the acquisition, or significantly increasing operating expenses. In addition, our effective tax rate in any particular quarter may also be impacted by acquisitions. Following the closing of an acquisition, we may also have disputes with the seller regarding contractual requirements and covenants, purchase price adjustments, contingent payments, or for indemnifiable losses. Any such disputes may be time consuming and distract management from other aspects of our business. In addition, if we increase the pace or size of acquisitions, we will have to expend significant management time and effort into the transactions and integrations, and we may not have the proper human resources bandwidth to ensure successful integrations and accordingly, our business could be harmed or the benefits of our acquisitions may not be realized.

Our customer relationships, business, financial results and reputation may be adversely impacted due to events and incidents relating to storage, delivery, installation, operation, maintenance and shutdowns of our energy storage products.

Our customer relationships, business, financial results, and reputation may be adversely impacted due to events and incidents relating to storage, delivery, installation, operation and shutdowns of our energy storage products, including events and incidents outside of our control. We are subject to various risks as a result of the size, weight, and sophisticated nature of our energy storage products, including exposure to production, delivery, supply chain, inventory, installation and maintenance issues. Such issues may, and from time to time have, result in financial losses, including losses resulting from our failure to deliver or install our energy storage products on a contractually agreed timeframe, or losses resulting from agreed warranty or indemnity terms. Furthermore, issues and incidents involving our customers or their facilities at which our energy storage products are located, whether or not attributable to our energy storage products, may have an adverse effect on our reputation and customer relationships. Any of these developments could have a material adverse effect on our business, financial condition, and results of operations.

Actual or threatened health epidemics, pandemics or similar public health threats, such as the COVID-19 pandemic, have had and could in the future have a material adverse effect on our business, outlook, financial condition, results of operations and liquidity.
The global markets in which we operate have been impacted by and continue to be impacted by the COVID-19 pandemic. Our business has been impacted by the COVID-19 pandemic and in the future could continue to be adversely affected by COVID-19 or other health pandemics, epidemics or similar public health threats. There continues to be uncertainty around the COVID-19 pandemic, its ultimate duration, and its impact on U.S. and global economic activity and consumer behavior. As a result of the COVID-19 pandemic, our ground operations at project sites, our manufacturing facilities and our suppliers and vendors have been in the past and could be disrupted by worker absenteeism, quarantines, shortage of COVID-19 test kits and personal protection equipment for employees, office and factory closures, disruptions to ports and other shipping infrastructure, or other travel or health-related restrictions. For example, our suppliers and vendors in Asia have been particularly impacted by business closures and disruptions to ports and other shipping infrastructure arising out of the COVID-19 pandemic and the rise of certain variants over the course of the last two years. If our ground operations at project sites, our manufacturing facilities and our suppliers or vendors are so affected in the future, our supply chain, manufacturing and product shipments will be delayed, which could adversely affect our business, operations, and customer relationships.

Overall, our revenue for fiscal year 2022 has been negatively affected by impacts related to the COVID-19 pandemic, such as continued delays in shipping energy storage products and components thereof and temporary closures of customer construction sites. Additionally, we saw COVID-19 driven lockdowns in key areas for our battery suppliers, such as China, that resulted in our battery suppliers issuing delay notices to us. Due to the delays from our battery suppliers, some of our intended projects were delayed, resulting in lower revenue recognition. Additionally, some of our projects that were delayed because of COVID-19 supply chain disruptions also incurred liquidated damages payable to our customers resulting in decreased profitability. If this continues into fiscal year 2023, we could face adverse effects to our business and results of operations.
We have encountered and could encounter in the future project delays and resulting liquidated damages claims from customers due to impacts on suppliers, customers, or others. The duration and intensity of these impacts and resulting disruption to our operations is uncertain and continues to evolve. The extent to which these events may impact our business will depend on future developments, which are highly uncertain and cannot be predicted at this time. Accordingly, management will continue to monitor the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce.
The scope and duration of the pandemic, including any current or future resurgences, the pace at which government restrictions are lifted or whether additional actions may be taken to contain the virus, the impact on our customers and suppliers, the speed and extent to which markets recover from the disruptions caused by the pandemic, and the impact of these factors on our business, will depend on future developments that are highly uncertain and cannot be predicted with confidence. The impact of the COVID-19 pandemic may also exacerbate other risks discussed herein, any of which could have a material adverse effect on our business, results of operations, or financial condition.
Risks Related to Our Industry

If renewable energy technologies are not suitable for widespread adoption or sufficient demand for our hardware and software-enabled services does not develop or takes longer to develop than we anticipate, our sales may decline, and we may be unable to achieve or sustain profitability.
The market for renewable, distributed energy generation is emerging and rapidly evolving, and its future success is uncertain. If renewable energy generation proves unsuitable for widespread commercial deployment or if demand for our renewable energy hardware and software-enabled services fails to develop as anticipated, we would be unable to achieve expected level of sales and revenue and market share.
Many factors may influence the widespread adoption of renewable energy generation and demand for our hardware and software-enabled services, including, but not limited to, the cost-effectiveness of renewable energy technologies as compared with conventional and competitive technologies, the performance and reliability of renewable energy products as compared with conventional and non-

renewable products, fluctuations in economic and market conditions that impact the viability of conventional and competitive alternative energy sources, increases or decreases in the prices of oil, coal and natural gas, continued deregulation of the electric power industry and broader energy industry, governmental regulations regarding renewable energy generation, and the availability or effectiveness of government subsidies and incentives.
The growth and profitability of our business is largely dependent upon the continued decline in the overall cost of battery storage. Over the last decade the cost of battery storage products, particularly lithium-ion based battery storage products, have declined significantly. This lower cost has been driven by advances in battery technology, maturation of the battery supply chain, the scale of battery production by the leading manufacturers and other factors. The growth of our hardware sales and related software-enabled services is dependent upon the continued decrease in the price and efficiency of battery storage products of our component OEM suppliers. However, in fiscal year 2022, we saw battery prices increase for the first time and as a result, we had to adopt a different contracting strategy to ensure preservation of margin. If for any reason going forward our component OEM suppliers are unable to continue to reduce the price of their battery storage products, as they have historically done prior to fiscal year 2022, our business and financial condition may be negatively impacted.

If the estimates and assumptions we use to determine the size of our total addressable market are inaccurate, our future growth rate may be affected, and the potential growth of our business may be limited.
Market estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate. Even if the market in which we compete meets our size estimates and forecasted growth, our business could fail to grow at similar rates, if at all. The assumptions relating to our market opportunity include, but are not limited to, the following: (i) according to BloombergNEF, global energy storage capacity grew 63% per annum between 2015 and 2020 and is expected to grow at a further 21% compound annual growth rate through 2030 based on the Energy Storage Market Outlook dated October 2022 ; (ii) declines in lithium-ion battery costs and in the cost of renewable generation; (iii) growing demand for renewable energy; and (iv) increased complexity of the electrical grid. Our market opportunity is also based on the assumption that our existing and future offerings will be more attractive to our customers and potential customers than competing products and services. If these assumptions prove inaccurate, our business, financial condition, and results of operations could be adversely affected. For more information regarding our estimates of market opportunity and the forecasts of market growth included herein, see the section entitled “Business.”
Existing electric utility industry policies and regulations, and any subsequent changes, may present technical, regulatory, and economic barriers to the purchase and use of energy storage products that may significantly reduce demand for our products or harm our ability to compete.
Federal, state, local, and foreign government regulations and policies concerning the broader electric utility industry, as well as internal policies and regulations promulgated by electric utilities and organized electric markets with respect to fees, practices, and rate design, can influence the market for energy storage products and services. These regulations and policies often affect electricity pricing and the interconnection of generation facilities, and can be subject to frequent modifications by governments, regulatory bodies, utilities, and market operators. For example, changes in fee structures, electricity pricing structures, and system permitting, interconnection, and operating requirements can deter purchases of renewable energy products by reducing anticipated revenues or increasing costs or regulatory burdens for would-be system purchasers. The resulting reductions in demand for energy storage products could harm our business, prospects, financial condition, and results of operations.
A significant recent development in renewable-energy pricing policies in the U.S. occurred on July 16, 2020, when the Federal Energy Regulatory Commission (“FERC”) issued a final rule amending regulations that implement the Public Utility Regulatory Policies Act (“PURPA”). Among other requirements, PURPA mandates that electric utilities buy the output of certain renewable generators below established capacity thresholds. PURPA also requires that such sales occur at a utility’s “avoided cost” rate. FERC’s PURPA reforms include modifications (1) to how regulators and electric utilities may establish avoided cost rates for new contracts; (2) that reduce from 20 MW to 5 MW the capacity threshold above which a renewable-energy qualifying facility is rebuttably presumed to have nondiscriminatory market access, thereby removing the requirement for utilities to purchase its output; (3) that require regulators to establish criteria for determining when an electric utility incurs a legally enforceable obligation to purchase from a PURPA facility; and (4) that reduce barriers for third parties to challenge PURPA eligibility. In general, FERC’s PURPA reforms have the potential to reduce prices for the output from certain new renewable generation projects while also narrowing the scope of PURPA eligibility for new projects. These effects could reduce demand for PURPA-eligible battery energy storage products and could harm our business, prospects, financial condition, and results of operations.
Changes in other current laws or regulations applicable to us or the imposition of new laws, regulations, or policies in the U.S., Europe, or other jurisdictions in which we do business could have a material adverse effect on our business, financial condition, and results of operations. Any changes to government, utility, or electric market regulations or policies that favor electric utilities or other market participants could reduce the competitiveness of battery energy storage products and cause a significant reduction in demand for our products and services and adversely impact our growth.

The economic benefit of our energy storage products to our customers includes, among other things, the benefit of reducing such customer’s payments to the local electric utility company. The rates at which electricity is available from a customer’s local electric utility company is subject to change and any changes in such rates may affect the relative benefits of our energy storage products. Further, the local electric utility may impose “departing load,” “standby” or other charges on our customers in connection with their acquisition of our energy storage products, the amounts of which are outside of our control and which may have a material impact on the economic benefit of our energy storage products to our customers. Changes in the rates offered by local electric utilities and/or in the applicability or amounts of charges and other fees imposed by such utilities on customers acquiring our energy storage products could adversely affect the demand for our energy storage products.

An increase in interest rates or a reduction in the availability of tax equity or project debt capital in the global financial markets could make it difficult for end customers to finance the cost of a renewable energy storage system and could reduce the demand for our products.

Many end users depend on financing to fund the initial capital expenditure required to purchase our products and services as a result of the significant up-front costs. Their ability to attract third-party financing depends on many factors that are outside of our control, including the ability of third parties to utilize tax credits and other government incentives, interest rate and/or currency exchange fluctuations, their perceived creditworthiness and the condition of credit markets generally. As a result, an increase in interest rates or a reduction in the supply of project debt or tax equity financing could reduce the number of customer projects that receive financing or otherwise make it difficult for our customers or their customers to secure the financing necessary to construct a renewable energy system on favorable terms, or at all, and thus lower demand for our products, which could limit our growth or reduce our net sales. In addition, we believe that a significant percentage of end-users construct renewable energy storage systems as an investment, funding a significant portion of the initial capital expenditure with financing from third parties. An increase in interest rates could lower an investor’s return on investment, increase equity requirements, or make alternative investments more attractive relative to our products and services and, in each case, could cause these end users to seek alternative investments.
Changes in tax laws or regulations could materially adversely affect our business, financial condition, results of operations, and prospects.
Changes in corporate tax rates, tax incentives for renewable energy projects, the realization of net deferred tax assets relating to our U.S. operations, the taxation of foreign earnings, and the deductibility of expenses under future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years, and could increase our future U.S. tax expense, any and all of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
Governmental agencies in the jurisdictions in which we and our affiliates do business, as well as the Organization for Economic Cooperation and Development (the “OECD”), have recently focused on issues related to the taxation of multinational business, including issues relating to “base erosion and profit shifting,” where profits are reported as earned for tax purposes in relatively low-tax jurisdictions or payments are made between affiliates in jurisdictions with different tax rates. The OECD has released several components of its comprehensive plan to create an agreed set of international rules for addressing base erosion and profit shifting, and governmental authorities from various jurisdictions (including the United States) continue to discuss potential legislation and other reforms, including proposals for global minimum tax rates.
As we operate in numerous jurisdictions, the application of tax laws can be subject to diverging and sometimes conflicting interpretations by tax authorities of these jurisdictions. It is not uncommon for taxing authorities in different countries to have conflicting views, for instance with respect to whether a permanent establishment exists in a particular jurisdiction, the manner in which an arm’s length standard is applied for transfer pricing purposes, or with respect to the valuations of intellectual property. For example, if a taxing authority in one country where we operate were to reallocate income from another country where we operate, and if the taxing authority in the second country did not agree with the reallocation asserted by the first country, then we could be subject to tax on the same income in both countries, resulting in double taxation. If taxing authorities were to allocate income to a higher tax jurisdiction, subject our income to double taxation or assess interest and penalties, our tax liabilities could increase, which could adversely affect our business, financial condition, and results of operations.
Due to the potential for changes to tax laws and regulations or changes to the interpretation thereof (including regulations and interpretations pertaining to recent tax reforms in the United States), the ambiguity of tax laws and regulations, the subjectivity of factual interpretations, the complexity of our intercompany arrangements, uncertainties regarding the geographic mix of earnings in any particular period, and other factors, our estimates of effective tax rate and income tax assets and liabilities may be incorrect and our financial statements could be adversely affected, and the resulting impacts may vary substantially from period to period.

In particular, in the United States, there have been multiple significant changes recently proposed (including the passing of the Inflation Reduction Act of 2022 signed into law by President Biden on August 16, 2022) to the taxation of business entities, including, among other things, an increase in the U.S. federal corporate income tax rate, a transition to graduated rates, an increase in the tax rate applicable to global intangible low-taxed income and elimination of certain exemptions, and various other changes to the U.S. international tax regime. While we are analyzing the impact of the Inflation Reduction Act, we are currently unable to predict whether other proposed changes will occur and, if so, when they would be effective or the ultimate impact on us or our business. To the extent that such changes have a negative impact on us or our business, these changes may materially and adversely impact our business, financial condition, and results of operations.
In addition, the amounts of taxes we pay are subject to current or future audits by taxing authorities in the United States and all other jurisdictions in which we operate. If audits result in additional payments or assessments different from our reserves, our future results may include unfavorable adjustments to our tax liabilities, and our financial statements could be adversely affected.
We may incur obligations, liabilities, or costs under environmental, health, and safety laws, which could have an adverse impact on our business, financial condition, and results of operations.
We are required to comply with national, state, local, and foreign laws and regulations regarding the protection of the environment, health, and safety. We may incur expenses, or be subject to liability, related to the transportation, storage, or disposal of lithium-ion batteries, or other materials used in our products. Adoption of more stringent laws and regulations in the future could require us to incur substantial costs to come into compliance with these laws and regulations. In addition, violations of, or liabilities under, these laws and regulations may result in restrictions being imposed on our operating activities or in our being subject to adverse publicity, substantial fines, penalties, criminal proceedings, third-party property damage or personal injury claims, cleanup costs, or other costs. Liability under these laws and regulations can be imposed on a joint and several basis and without regard to fault or the legality of the activities giving rise to the claim. In addition, future developments such as more aggressive enforcement policies or the discovery of presently unknown environmental conditions may require expenditures that could have an adverse effect on our business, financial condition, and results of operations.
The reduction, elimination, or expiration of government incentives for, or regulations mandating the use of, renewable energy could reduce demand for energy storage products and harm our business.
Federal, state, local, and foreign government bodies provide incentives to owners, end users, distributors, system integrators and manufacturers of renewable energy products to promote renewable electricity in the form of rebates, tax credits and other financial incentives. The range and duration of these incentives varies widely by jurisdiction. Our customers typically use our products for grid-connected applications wherein power is sold under a power purchase agreement or into an organized electric market. The reduction, elimination, or expiration of government incentives for grid-connected electricity may negatively affect the competitiveness of our offerings relative to conventional renewable sources of electricity and could harm or halt the growth of our industry and our business. These subsidies and incentives may expire on a particular date, end when the allocated funding is exhausted or be reduced or terminated as renewable energy adoption rates increase or as a result of legal challenges, the adoption of new statutes or regulations, or the passage of time. These reductions or terminations may occur without warning. The reduction, elimination or expiration of such incentives therefore could harm our business and cash flows.

In August 2022, the United States passed the Inflation Reduction Act of 2022 (the “IRA”), which includes a number of government incentives that support the adoption of energy storage products and services and are anticipated to benefit the Company and its operations. Forthcoming guidance to implement the IRA from the U.S. Department of Treasury and other federal administrative agencies could be drafted in such manner that would not be as anticipated and may be adverse to the Company’s interests.
Revenue from any projects we support may be adversely affected if there is a decline in public acceptance or support of renewable energy, or regulatory agencies, local communities, or other third parties delay, prevent, or increase the cost of constructing and operating customer projects.
Certain persons, associations and groups could oppose renewable energy projects in general or our customers’ projects specifically, citing, for example, misuse of water resources, landscape degradation, land use, food scarcity or price increase, and harm to the environment. Moreover, regulation may restrict the development of renewable energy plants in certain areas. In order to develop a renewable energy project, our customers are typically required to obtain, among other things, environmental impact permits or other authorizations and building permits, which in turn require environmental impact studies to be undertaken and public hearings and comment periods to be held during which any person, association, or group may oppose a project. Any such opposition may be taken into account by government officials responsible for granting the relevant permits, which could result in the permits being delayed or not being granted or being granted solely on the condition that our customers carry out certain corrective measures to the proposed project.

Severe weather events, including the effects of climate change, are inherently unpredictable and may have a material adverse effect on our financial results and financial condition.
Our business, including our customers and suppliers, may be exposed to severe weather events and natural disasters, such as tornadoes, tsunamis, tropical storms (including hurricanes), earthquakes, windstorms, hailstorms, severe thunderstorms, wildfires, and other fires, which could cause operating results to vary significantly from one period to the next. We may incur losses in our business in excess of: (1) those experienced in prior years, (2) the average expected level used in pricing, or (3) current insurance coverage limits. The incidence and severity of severe weather conditions and other natural disasters are inherently unpredictable. Climate change may affect the occurrence of certain natural events, such as an increase in the frequency or severity of wind and thunderstorm events, and tornado or hailstorm events due to increased convection in the atmosphere; more frequent wildfires and subsequent landslides in certain geographies; higher incidence of deluge flooding; and the potential for an increase in severity of the hurricane events due to higher sea surface temperatures. Additionally, climate change may adversely impact the demand, price, and availability of insurance. Due to significant variability associated with future changing climate conditions, we are unable to predict the impact climate change will have on our business.
Risks Related to Our Financial Condition and Liquidity

Our revolving credit facility imposes certain restrictions that may affect our ability to operate our business and make payments on our indebtedness.

We entered into a Revolving Credit Agreement for a $190.0 million secured revolving credit facility (the “Revolver”) on November 1, 2021. On June 30, 2022, we increased the revolving commitment available under the Revolver by $10.0 million to an aggregate of $200.0 million. The Revolver contains covenants that, among other things, restrict our ability to incur additional indebtedness; incur liens; sell, transfer, or dispose of property and assets; invest; make dividends or distributions or other restricted payments and engage in affiliate transactions. In addition, we are required to maintain (i) minimum liquidity and gross revenue requirements, in each case, until consolidated EBITDA reaches a certain specified threshold and we make an election, and (ii) thereafter, a maximum total leverage ratio and a minimum interest coverage ratio. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Revolving Credit Facility” for further discussion of the Revolver. The Revolver limits our ability to make certain payments, including dividends or distributions on Fluence Energy, LLC’s equity and other restricted payments, provided, however, that payments in respect of certain tax distributions under the Fluence Energy LLC Agreement and certain payments under the Tax Receivable Agreement are permitted. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Tax Receivable Agreement” for further discussion of the Tax Receivable Agreement. These restrictions may restrict our current and future operations, particularly our ability to respond to certain changes in our business or industry or take future actions.

Our ability to meet these restrictive covenants can be impacted by events beyond our control and we may be unable to do so. Our Revolver and related security agreements provides that our breach or failure to satisfy certain covenants constitutes an event of default. Upon the occurrence of an event of default, our lenders could elect to declare all amounts outstanding under its debt agreements to be immediately due and payable. In addition, our lenders, to whom we granted a security interest in substantially all of our assets, would have the right to proceed against such assets we provided as collateral pursuant to the Revolver and related security agreement. If the debt under our Revolver was to be accelerated, we may not have sufficient cash on hand or be able to sell sufficient collateral to repay it, which would have an immediate adverse effect on our business and operating results. This could potentially cause us to cease operations and result in a complete loss of your investment in our Class A common stock.

Moreover, the Revolver requires us to dedicate a portion of our cash flow from operations to interest payments, thereby reducing the availability of cash flow to fund working capital, capital expenditures and other general corporate purposes; increasing our vulnerability to adverse general economic, industry, or competitive developments or conditions; and limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate or in pursuing our strategic objectives.
Our future capital needs are uncertain and we may need to raise additional funds in the future, and such funds may not be available on acceptable terms or at all.
We believe that our current cash and cash equivalents together with our expected cash from operations, will be sufficient to meet our projected operating requirements for the foreseeable future. However, continued expansion of our business will be expensive, and we may seek additional funds from public and private stock offerings, borrowings under our existing or new credit facilities or other sources which we may not be able to maintain or obtain on acceptable or commercially reasonable terms, if at all. Our capital requirements will depend on many factors, including:
•market acceptance of our offerings;
•the revenue generated by sales of our offerings;

•the costs associated with expanding our sales and marketing efforts;
•the expenses we incur in manufacturing and selling our products;
•the costs of developing and commercializing new products or technologies;
•the cost of filing and prosecuting patent applications and defending and enforcing our patents and other intellectual property rights;
•the cost of defending, in litigation or otherwise, any claims that we infringe third-party patents or other intellectual property rights;
•the cost of enforcing or defending against non-competition claims;
•the number and timing of acquisitions and other strategic transactions;
•the costs associated with our planned international expansion; and
•unanticipated general and administrative expenses.
As a result of these factors, we may seek to raise additional capital to, among others:
•maintain appropriate product inventory levels;
•continue our research and development and protect our intellectual property rights;
•defend claims, in litigation or otherwise;
•expand our geographic reach;
•commercialize our new products; and
•acquire companies and license products or intellectual property.
Such capital may not be available on favorable terms, or at all. Furthermore, if we issue equity or debt securities to raise additional capital, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences, and privileges senior to those of our existing stockholders. In addition, if we raise additional capital through collaboration, licensing, or other similar arrangements, it may be necessary to relinquish valuable rights to our products, potential products, or proprietary technologies, or grant licenses on terms that are not favorable to us. Historically, we have relied on parent corporate guarantees from our affiliates to support project sales. If we are unable to rely on our standalone credit quality or utilize such parent corporate guarantees going forward, it may impact our ability to sell products or establish supplier relationships going forward. If we cannot raise capital on acceptable terms, we may not be able to develop or enhance our products, execute our business plan, take advantage of future opportunities, or respond to competitive pressures, changes in our supplier relationships, or unanticipated customer requirements. Any of these events could adversely affect our ability to achieve our development and commercialization goals, which could have a material adverse effect on our business, results of operations, and financial condition.
Risks Related to Our Intellectual Property and Technology
If we are unable to obtain, maintain and enforce intellectual property protection for our technology or if the scope of our intellectual property protection is not sufficiently broad, others may be able to develop and commercialize technology substantially similar to ours, and our ability to successfully commercialize our technology may be adversely affected.
Our business depends on internally developed technology, including hardware, software, databases, confidential information and know-how, the protection of which is crucial to the success of our business. We rely on a combination of patent, trademark, trade-secret, and copyright laws and confidentiality procedures and contractual provisions to protect our intellectual property rights in our internally developed technology. We may, over time, increase our investment in protecting our intellectual property through additional trademark, patent, and other intellectual property filings that could be expensive and time-consuming. Effective patent protection is expensive to develop and maintain and while it is generally less costly to obtain trademark and copyright protection, the aggregate costs of maintaining a portfolio of patents and registered copyrights and trademarks can be substantial, both in terms of initial and ongoing prosecution and maintenance requirements and the costs of enforcing and defending our rights. These measures, however, may not be sufficient to offer us meaningful protection. If we are unable to protect our intellectual property and other rights, our competitive position and our business could be harmed, as third parties may be able to commercialize and use technologies and software products that are substantially the same as ours without incurring the development and licensing costs that we have incurred. Any of our owned or licensed intellectual property rights could be challenged, invalidated, circumvented, infringed, or misappropriated, and our trade secrets and other confidential information could be disclosed in an unauthorized manner to third parties. Further, our intellectual property rights may not be sufficient to permit us to take advantage of current market trends or otherwise to provide us with competitive advantages, which could result in costly redesign efforts, discontinuance of certain offerings, or other competitive harm.

Monitoring unauthorized use of our intellectual property is difficult and costly. From time to time, we seek to analyze our competitors’ services, and may in the future seek to enforce our rights against potential infringement. However, the steps we have taken to protect our intellectual property rights may not be adequate to prevent infringement or misappropriation of our intellectual property. We may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Any inability to meaningfully protect our intellectual property rights could result in harm to our ability to compete and reduce demand for our technology. Moreover, our failure to develop and properly manage new intellectual property could adversely affect our market positions and business opportunities. Also, some of our services rely on technologies and software developed by or licensed from third parties, and we may not be able to maintain our relationships with such third parties or enter into similar relationships in the future on reasonable terms or at all.
Uncertainty may result from changes in intellectual property laws as a result of new legislation and from new interpretations of intellectual property laws by applicable courts and agencies. Accordingly, despite our efforts, we may be unable to obtain and maintain the intellectual property rights necessary to provide us with a competitive advantage. Our failure to obtain, maintain and enforce our intellectual property rights could therefore have a material adverse effect on our business, financial condition, and results of operations.
We may be sued by third parties for infringement, misappropriation, dilution, or other violation of their intellectual property or proprietary rights.
Internet, advertising, and e-commerce companies frequently are subject to litigation based on allegations of infringement, misappropriation, dilution, or other violations of intellectual property rights. Some internet, advertising, and e-commerce companies, including some of our competitors, as well as non-practicing entities, own large numbers of patents, copyrights, trademarks, and trade secrets, which they may use to assert claims against us.
Third parties may in the future assert, that we have infringed, misappropriated, diluted, or otherwise violated their intellectual property rights. For instance, the use of our technology to provide our offerings could be challenged by claims that such use infringes, dilutes, misappropriates, or otherwise violates the intellectual property rights of a third party. In addition, we may in the future be exposed to claims that content published or made available through our apps or websites violates third-party intellectual property rights.
As we face increasing competition and as a public company, the possibility of intellectual property rights claims against us grows. Such claims and litigation may involve patent holding companies or other adverse intellectual property rights holders who have no relevant product revenue, and therefore our own pending patents and other intellectual property rights may provide little or no deterrence to these rights holders in bringing intellectual property rights claims against us. Third parties may hold intellectual property rights that cover significant aspects of our technologies, content, branding, or business methods, and we cannot assure that we are not infringing or violating, and have not violated or infringed, any third-party intellectual property rights or that we will not be held to have done so or be accused of doing so in the future. We expect that we may receive in the future notices that claim we or our partners, or clients using our solutions and services, have infringed or misappropriated, other parties’ intellectual property rights, particularly as the number of competitors in our market grows and the functionality of applications amongst competitors overlaps.
Any claim that we have violated intellectual property or other proprietary rights of third parties, with or without merit, and whether or not it results in litigation, is settled out of court or is determined in our favor, could be time-consuming and costly to address and resolve, and could divert the time and attention of management and technical personnel from our business. Furthermore, an adverse outcome of a dispute may result in an injunction and could require us to pay substantial monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a party’s intellectual property rights. Any settlement or adverse judgment resulting from such a claim could require us to enter into a licensing agreement to continue using the technology, content, or other intellectual property that is the subject of the claim; restrict or prohibit our use of such technology, content, or other intellectual property; require us to expend significant resources to redesign our technology or solutions; and require us to indemnify third parties. Royalty or licensing agreements, if required or desirable, may be unavailable on terms acceptable to us, or at all, and may require significant royalty payments and other expenditures. We may also be required to develop alternative non-infringing technology, which could require significant time and expense. There also can be no assurance that we would be able to develop or license suitable alternative technology, content, or other intellectual property to permit us to continue offering the affected technology, content, or services to our partners or clients. If we cannot develop or license technology for any allegedly infringing aspect of our business, we would be forced to limit our product or service offerings and may be unable to compete effectively. Any of these events could materially harm our business, financial condition, and results of operations.
If our trademarks and trade names are not adequately protected or protectable, we may not be able to build name recognition in our markets of interest, and our competitive position may be harmed.
The registered and unregistered trademarks and trade names that we own may be challenged, infringed, circumvented, declared generic, lapsed, or determined to be infringing on or dilutive of other marks. We may not be able to protect our rights in these trademarks and trade names, which we need in order to build name recognition with potential members, partners, and clients. In addition, third parties may file for registration of trademarks similar or identical to our trademarks, thereby impeding our ability to build brand identity and possibly leading to market confusion. If they succeed in registering or developing common-law rights in such trademarks, and if we are not successful in challenging such third-party rights, we may not be able to use these trademarks to develop brand recognition of our technologies, products, or services. In addition, there could be potential trademark infringement claims brought by owners of other registered or unregistered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
We may not be able to enforce our intellectual property rights throughout the world.
As the geographic scope of our business expands, we will need to consider protecting our proprietary technology and content in an increasing number of jurisdictions, a process that is expensive and may not be successful, and accordingly we may choose not to do so in every location. Filing, prosecuting, maintaining, defending, and enforcing intellectual property rights on our products, services, and technologies in all countries throughout the world could be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. We do not own and have not registered or applied for intellectual property registrations in all countries outside the United States. Competitors may use our technologies in jurisdictions where we have not obtained protection to develop their own products and services and, further, may export otherwise violating products and services to territories where we have protection but enforcement is not as strong as that in the United States. These products and services may compete with our solutions and services, and our intellectual property rights may not be effective or sufficient to prevent them from competing. In addition, the laws of some foreign countries do not protect certain proprietary rights to the same extent as the laws of the United States, and many companies have encountered significant challenges in establishing and enforcing certain of their proprietary rights outside of the United States. These challenges can be caused by the absence or inconsistency of the application of rules and methods for the establishment and enforcement of intellectual property rights outside of the United States. For instance, there is no uniform worldwide policy regarding patentable subject matter or the scope of claims allowable for business methods. As such, we do not know the degree of future protection that we will have on our technologies, products, and services.
In addition, the legal systems of some countries, particularly developing countries, do not favor the enforcement of intellectual property rights to the same degree at the United States. This could make it difficult for us to stop the misappropriation or other violation of certain of our other intellectual property rights. Accordingly, we may choose not to seek protection in certain countries, and we will not have the benefit of protection in such countries. Proceedings to enforce our intellectual property rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate. In addition, changes in the law and legal decisions by courts in the United States and foreign countries may affect our ability to obtain adequate protection for our products, services, and other technologies and the enforcement of intellectual property. Any of the foregoing could harm our competitive position, business, financial condition, results of operations, and prospects.
We may be subject to claims that our employees, consultants, or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers or claims asserting ownership of what we regard as our own intellectual property.
Many of our employees, consultants, and advisors are currently or were previously employed at other companies in our field, including our competitors or potential competitors. Although we try to ensure that our employees, consultants, and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these individuals have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.
In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Any of the foregoing could harm our competitive position, business, financial condition, results of operations, and prospects.

Our business depends on our ability to effectively invest in, implement improvements to and properly maintain the uninterrupted operation and data integrity of our information technology and other business systems.
Our business is highly dependent on maintaining effective information systems as well as the integrity and of the data we use to serve our customers and operate our business. Because of the large amount of data that we collect and manage, it is possible that hardware failures or errors in our systems could result in data loss or corruption or cause the information that we collect to be incomplete or contain inaccuracies that our partners regard as significant. If our data were found to be inaccurate or unreliable due to fraud or other error, or if we, or any of the third-party service providers we engage, were to fail to maintain information systems and data integrity effectively, we could experience operational disruptions that may impact our operations and hinder our ability to provide services, establish appropriate pricing for services, establish reserves, report financial results timely and accurately and maintain regulatory compliance, among other things. If any such failure of our data integrity were to result in the theft, corruption or other harm to the data of our customers, our ability to retain and attract partners or customers may be harmed.
We must continue to invest in long-term solutions that will enable us to anticipate customer needs and expectations, enhance the customer experience, act as a differentiator in the market, and protect against cybersecurity risks and threats. Despite our implementation of reasonable security measures, like those of other companies, are vulnerable to damages from computer viruses, natural disasters, fire, power loss, telecommunications failures, personnel misconduct, human error, unauthorized access, physical or electronic security breaches, cyber-attacks (including malicious and destructive code, phishing attacks, ransomware, and denial of service attacks), and other similar disruptions. Such attacks or security breaches may be perpetrated by bad actors internally or externally (including computer hackers, persons involved with organized crime, or foreign state or foreign state-supported actors). Cybersecurity threat actors employ a wide variety of methods and techniques that are constantly evolving, increasingly sophisticated, and difficult to detect and successfully defend against. We have experienced such incidents in the past, and any future incidents could expose us to claims, litigation, regulatory or other governmental investigations, administrative fines, and potential liability. Any system failure, accident, or security breach could result in disruptions to our operations. A material network breach in the security of our IT systems could include the theft of our trade secrets, customer information, human resources information, or other confidential data, including but not limited to personally identifiable information.
Although past incidents have not had a material effect on our business operations or financial performance, to the extent that any disruption or security breach results in a loss or damage to our data, or an inappropriate disclosure of confidential, proprietary or customer information, it could cause significant damage to our reputation, affect our relationships with our customers and strategic partners, lead to claims against us from governments and private plaintiffs, and adversely affect our business. We cannot guarantee that future cyberattacks, if successful, will not have a material effect on our business or financial results.
Many governments have enacted laws requiring companies to provide notice of cyber incidents involving certain types of data, including personal data. These laws may be subject to alterations and revisions, and if we fail to comply with our obligations under such laws in the jurisdictions in which we operate, we could be subject to regulatory action and lawsuits. If an actual or perceived cybersecurity breach of security measures, unauthorized access to our system or the systems of the third-party vendors that we rely upon, or any other cybersecurity threat occurs, we may incur liability, costs, or damages, contract termination, our reputation may be compromised, our ability to attract new customers could be negatively affected, and our business, financial condition, and results of operations could be materially and adversely affected. Any compromise of our security could also result in a violation of applicable domestic and foreign security, privacy or data protection, consumer protection, and other laws, regulatory or other governmental investigations, enforcement actions, and legal and financial exposure, including potential contractual liability. In addition, we may be required to incur significant costs to protect against and remediate damage caused by these disruptions or security breaches in the future.
We utilize open-source software, which may pose particular risks to our proprietary software and solutions.
We use open-source software in our solutions and will use open-source software in the future. Companies that incorporate open-source software into their solutions have, from time to time, faced claims challenging the use of open-source software and compliance with open-source license terms. Some licenses governing the use of open-source software contain requirements that we make available source code for modifications or derivative works we create based upon the open-source software, and that we license such modifications or derivative works under the terms of a particular open-source license or other license granting third parties certain rights of further use. By the terms of certain open-source licenses, we could be required to release the source code of our proprietary software, and to make our proprietary software available under open-source licenses to third parties at no cost, if we combine or distribute our proprietary software with open-source software in certain manners. Although we monitor our use of open-source software, we cannot assure you that all open-source software is reviewed prior to use in our solutions, that our developers have not incorporated open-source software into our solutions, or that they will not do so in the future. Additionally, the terms of many open-source licenses to which we are subject have not been interpreted by U.S. or foreign courts. There is a risk that open-source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market or provide our solutions as currently marketed or provided. Companies that incorporate open-source software into their products have, in the past, faced claims seeking enforcement of open-source license provisions and claims asserting ownership of open-source software incorporated into their product. If an author or other third party that distributes such open-source software were to allege that we had not complied with the conditions of an open-source license, we could incur significant legal costs defending ourselves against such allegations. In the event such claims were successful, we could be subject to significant damages or be enjoined from the distribution of our software. In addition, the terms of open-source software licenses may require us to provide source code that we develop using such open-source software to others on unfavorable license terms. As a result of our current or future use of open-source software, we may face claims or litigation, be required to release our proprietary source code, pay damages for breach of contract, re-engineer our solutions, discontinue making our solutions available in the event re-engineering cannot be accomplished on a timely basis, or take other remedial action. Any such re-engineering or other remedial efforts could require significant additional research and development resources, and we may not be able to successfully complete any such re-engineering or other remedial efforts. Further, in addition to risks related to license requirements, use of certain open-source software can lead to greater risks than use of third-party commercial software, as open-source licensors generally do not provide warranties or controls on the origin of software. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could have a negative effect on our business, financial condition, and results of operations.

If we fail to comply with our obligations under license or technology agreements with third parties, we may be required to pay damages, and we could lose license rights that are critical to our business. If we fail to comply with our obligations under license and technology agreements with AES and Siemens, we could lose license rights, including to patents and patent applications, which may prove to be material to our business.
We license certain intellectual property, including patents, technologies, and software from third parties, including AES and Siemens, that is important to our business, and in the future, we may enter into additional agreements that provide us with licenses to valuable intellectual property or technology. If we fail to comply with any of the obligations under our license agreements, we may be required to pay damages and the licensor may have the right to terminate the license. Termination by the licensor would cause us to lose valuable rights, and could prevent us from selling our products and services, or adversely impact our ability to commercialize future solutions and services. Our business would suffer if any current or future licenses terminate, if the licensors fail to abide by the terms of the license, if the licensors fail to enforce licensed patents against infringing third parties, if the licensed intellectual property is found to be invalid or unenforceable, if the licensed intellectual property expires or if we are unable to enter into necessary licenses on acceptable terms. In addition, our rights to certain intellectual property, technologies, and software, are licensed to us on a non-exclusive basis. The owners of these non-exclusively licensed technologies are therefore free to license them to third parties, including our competitors, on terms that may be superior to those offered to us, which could place us at a competitive disadvantage. Moreover, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights. In addition, the agreements under which we license intellectual property or technology from third parties are generally complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement. Any of the foregoing could harm our competitive position, business, financial condition, results of operations, and prospects.
If we cannot license rights to use technologies on reasonable terms, we may not be able to commercialize new solutions or services in the future.
In the future, we may identify additional third-party intellectual property we may need to license in order to engage in our business, including to develop or commercialize new products or services. However, such licenses may not be available on acceptable terms or at all. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources, and greater development or commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. Even if such licenses are available, we may be required to pay the licensor substantial royalties based on sales of our products and services. Such royalties are a component of the cost of our products or services and may affect the margins on our products and services. In addition, such licenses may be non-exclusive, which could give our competitors access to the same intellectual property licensed to us. If we are unable to enter into the necessary licenses on acceptable terms or at all, if any necessary licenses are subsequently terminated, if our licensors fail to abide by the terms of the licenses, if our licensors fail to prevent infringement by third parties, or if the licensed intellectual property rights are found to be invalid or unenforceable, or if the licensed intellectual property rights expire, our business, financial condition, results of operations, and prospects could be affected. If licenses to third-party intellectual property rights are or become required for us to engage in our business, the rights may be non-exclusive, which could give our competitors access to the same technology or intellectual property rights licensed to us. Moreover, we could encounter delays and other obstacles in our attempt to develop alternatives. Defense of any lawsuit or failure to obtain any of these licenses on favorable terms could prevent us from commercializing solutions and services, which could harm our competitive position, business, financial condition, results of operations, and prospects.

Failure to comply with data privacy and data security laws, regulations and industry standards could have a material adverse effect on our reputation, results of operations or financial condition or have other adverse consequences.

We are subject to various laws, related regulations, and industry standards involving data privacy and information security. Such laws and regulations relating to data privacy and information security are continuously evolving and subject to potentially differing interpretations. These requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices. As a result, our practices may not have complied in the past or may not comply now or in the future with all such laws, regulations, requirements and obligations.

In the United States, there are numerous federal and state data privacy and security laws, rules, and regulations governing the collection, use, storage, sharing, transmission, and other processing of personal information, including federal and state data privacy laws, data breach notification laws, and consumer protection laws. Many state legislatures have adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security, and data breaches. Such legislation includes the California Consumer Privacy Act (“CCPA”), which created new consumer rights, and imposes corresponding obligations on covered businesses, relating to the access to, deletion of, and sharing of personal information collected by covered businesses, including California residents’ right to access and delete their personal information, opt out of certain sharing and sales of their personal information, receive detailed information about how their personal information is used and shared, and may restrict the use of cookies and similar technologies for advertising purposes. The CCPA prohibits discrimination against individuals who exercise their privacy rights, and provides for civil penalties for violations enforceable by the California Attorney General as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action is expected to increase the likelihood of, and risks associated with, data breach litigation.

Additionally, a new California ballot initiative, the California Privacy Rights Act, or the CPRA, was recently passed in California and expands the scope of the CCPA. In particular, the CPRA will restrict use of certain categories of sensitive personal information that we handle; establish restrictions on the retention of personal information; expand the types of data breaches subject to the private right of action; and establish the California Privacy Protection Agency to implement and enforce the new law, as well as impose administrative fines. The majority of the CPRA’s provisions are expected to take effect on January 1, 2023, and additional compliance investment and potential business process changes will likely be required. Virginia, Utah, Colorado, and Connecticut, have passed similar laws, which come into force in 2023, reflecting a trend toward more stringent privacy legislation in the United States. Other states, such as California and Massachusetts, have passed specific laws mandating reasonable security measures for the handling of personal information.

In Europe, we are subject to the European Union General Data Protection Regulation 2016/679 and applicable national supplementing laws (“EU GDPR”) and to the United Kingdom General Data Protection Regulation and Data Protection Act 2018 (“UK GDPR”), (the EU GDPR and UK GDPR together referred to as the “GDPR”). The GDPR imposes comprehensive compliance obligations regarding our processing of personal data, including a principle of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit[1]. Further, the GDPR regulates cross-border transfers of personal data out of the European Economic Area and the United Kingdom. On July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-US Privacy Shield Framework (“Privacy Shield”) under which personal data could be transferred from these jurisdictions to relevant self-certified U.S. entities. The CJEU further noted that reliance on the European Commission standard contractual clauses (a potential alternative transfer mechanism to the Privacy Shield) alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. We currently rely on the standard contractual clauses with respect to both intragroup and third party transfers. As the enforcement landscape further develops, and supervisory authorities issue further guidance on international data transfers, and governments agree on additional transfer mechanisms, we could suffer additional costs, complaints and/or regulatory investigations or fines; we may have to stop using certain tools and vendors and make other operational changes; we have had to and will have to implement revised standard contractual clauses for existing intragroup, customer and vendor arrangements within required time frames; and/or it could otherwise affect the manner in which we provide our services, and could adversely affect our business, operations and financial condition. Failure to comply with the EU GDPR and the UK GDPR could result in penalties under each of these regimes independently in respect of the same breach. Penalties for certain breaches are up to the greater of EUR 20 million/ GBP 17.5 million or 4% of our global annual turnover. In addition to fines, a breach of the GDPR may result in regulatory investigations, reputational damage, orders to cease/change our data processing activities, enforcement notices, assessment notices (for a compulsory audit) and/ or civil claims (including class actions).

We are also subject to evolving EU and UK privacy laws on cookies, tracking technologies and e-marketing. If regulators continue their trend of increasing enforcement of the strict approach to opt-in consent for all but essential use cases and given the complex and evolving nature of EU and UK privacy laws, this may lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, require that we divert the attention of our technology personnel, adversely affect our margins, subject us to additional liabilities and there can be no assurances that we will be successful in our compliance efforts.

This legislation may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment in resources to compliance programs, could impact strategies and availability of previously useful data, and could result in increased compliance costs and/or changes in business practices and policies. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any federal, state, or international privacy and security laws, regulations, industry standards, or other legal obligations relating to data privacy and information security could adversely affect our reputation, brand and business, and may result in claims, liabilities, proceedings or actions against us by governmental entities or others, or may require us to change our operations. Any such claims, proceedings or actions could hurt our reputation, brand and business, force us to incur significant expenses in defense of such proceedings or actions, distract our management, increase our costs of doing business, and result in the imposition of monetary penalties.
Risks related to Ownership of our Class A Common Stock
Certain provisions of Delaware law and antitakeover provisions in our organizational documents could delay or prevent a change of control.
Certain provisions of Delaware law, our amended and restated certificate of incorporation, amended and restated bylaws, and our Stockholders Agreement may have an antitakeover effect and may delay, defer, or prevent a merger, acquisition, tender offer, takeover attempt, or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by our stockholders. These provisions provide for, among other things:
•the ability of our board of directors to issue one or more series of preferred stock;
•advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings;
•certain limitations on convening special stockholder meetings;
•prohibit cumulative voting in the election of directors;
•that certain provisions of amended and restated certificate of incorporation may be amended only by the affirmative vote of at least 66 2/3% of the voting power represented by our then-outstanding common stock;
•the right of each of the AES Related Parties, Siemens Related Parties, and the QIA Related Parties (each as defined in the Stockholders Agreement) to nominate certain of our directors;
•the shares of our Class B-1 common stock held by our Founders entitle them to five votes per share on all matters presented to our stockholders generally; and
•the consent rights of the Continuing Equity Owners in the Stockholders Agreement.
These antitakeover provisions could make it more difficult for a third party to acquire us, even if the third party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares.
In addition, we have opted out of Section 203 of the General Corporation Law of the State of Delaware, which we refer to as the DGCL, but our amended and restated certificate of incorporation will provide that engaging in any of a broad range of business combinations with any “interested” stockholder (any stockholder with 15% or more of our voting stock) for a period of three years following the date on which the stockholder became an “interested” stockholder is prohibited, subject to certain exceptions.
The JOBS Act will allow us to postpone the date by which we must comply with certain laws and regulations intended to protect investors and to reduce the amount of information we provide in our reports filed with the SEC. We cannot be certain if this reduced disclosure will make our Class A common stock less attractive to investors.
The JOBS Act is intended to reduce the regulatory burden on “emerging growth companies.” As defined in the JOBS Act, a public company whose initial public offering of common equity securities occurs after December 8, 2011, and whose annual net revenues are less than $1.235 billion will, in general, qualify as an emerging growth company until the earliest of:
•the last day of its fiscal year following the fifth anniversary of the date of its initial public offering of common equity securities;
•the last day of its fiscal year in which it has annual gross revenue of $1.235 billion or more;
•the date on which it has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; and
•the date on which it is deemed to be a “large accelerated filer,” which will occur at such time as the company (1) has an aggregate worldwide market value of common equity securities held by non-affiliates of $700 million or more as of the last business day of its most recently completed second fiscal quarter, (2) has been required to file annual and quarterly reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, for a period of at least 12 months, and (3) has filed at least one annual report pursuant to the Exchange Act.
Under this definition, we are an emerging growth company and may remain an emerging growth company until as late as September 30, 2026. However, we anticipate no longer being an emerging growth company as soon as September 30, 2023. For so long as we are an emerging growth company, we are, among other things:
•not be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act;
•not be required to hold a nonbinding advisory stockholder vote on executive compensation pursuant to Section 14A(a) of the Exchange Act;
•not be required to seek stockholder approval of any golden parachute payments not previously approved pursuant to Section 14A(b) of the Exchange Act;
•be exempt from the requirement of the Public Company Accounting Oversight Board, or PCAOB, regarding the communication of critical audit matters in the auditor’s report on the financial statements; and
•be subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.
Section 107 of the JOBS Act provides that an emerging growth company can use the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. This permits an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, for the year-ended September 30, 2022, we have “opted out” of this election and elected to comply with the financial accounting standard effective dates applicable to non-emerging growth companies.
We cannot predict if investors will find our Class A common stock less attractive as a result of our decision to take advantage of some or all of the reduced disclosure requirements above. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.
Because we have no current plans to pay regular cash dividends on our Class A common stock for the foreseeable future, you may not receive any return on investment unless you sell your Class A common stock for a price greater than that which you paid for it.
We do not anticipate paying any regular cash dividends on our Class A common stock in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, general and economic conditions, our results of operations and financial condition, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, and such other factors that our board of directors may deem relevant. In addition, our ability to pay dividends is, and may be, limited by covenants of any future outstanding indebtedness we or our subsidiaries incur. Therefore, any return on investment in our Class A common stock is solely dependent upon the appreciation of the price of our Class A common stock on the open market, which may not occur.

The dual class structure of our common stock may adversely affect the trading market for our Class A common stock. We cannot predict the effect our multiple class structure may have on the market price of our Class A common stock.

Certain stock index providers, such as S&P Dow Jones, exclude companies with multiple classes of shares of common stock from being added to certain stock indices, including the S&P 500. In addition, several stockholder advisory firms and large institutional investors oppose the use of multiple class structures. As a result, the dual class structure of our common stock may prevent the inclusion of our Class A common stock in such indices, may cause stockholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure, and may result in large institutional investors not purchasing shares of our Class A common stock. Any exclusion from stock indices could result in a less active trading market for our Class A common stock. Any actions or publications by stockholder advisory firms or institutional investors critical of our corporate governance practices or capital structure could also adversely affect the value of our Class A common stock.
We are a “controlled company” within the meaning of the Nasdaq rules and, as a result, qualify for, and intend to rely on, exemptions from certain corporate governance requirements. You may not have the same protections afforded to stockholders of companies that are subject to such corporate governance requirements.
Our Continuing Equity Owners have more than 50% of the voting power for the election of directors, and, as a result, we are considered a “controlled company” for the purposes of the Nasdaq rules. As such, we qualify for, and intend to rely on, exemptions from certain corporate governance requirements, including the requirements to have a majority of independent directors on our board of directors, an entirely independent compensation committee or to have director nominations be made, or recommended to the full board of directors, by its independent directors or by a nominations committee that is composed entirely of independent directors. The corporate governance requirements and, specifically, the independence standards are intended to ensure directors who are considered independent are free of any conflicting interest that could influence their actions as directors.

Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the Nasdaq rules. Our status as a controlled company could make our Class A common stock less attractive to some investors or otherwise harm our stock price.
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, and the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.
Our amended and restated certificate of incorporation provides (A) (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, other employee or stockholder of the Company to the Company or the Company’s stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws (as either may be amended or restated) or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware or (iv) any action asserting a claim governed by the internal affairs doctrine of the law of the State of Delaware shall, to the fullest extent permitted by law, be exclusively brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, the federal district court of the State of Delaware; and (B) the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Notwithstanding the foregoing, the exclusive forum provision shall not apply to claims seeking to enforce any liability or duty created by the Exchange Act. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation.
Our amended and restated certificate of incorporation provides that the doctrine of “corporate opportunity” does not apply with respect to any director or stockholder who is not employed by us or our subsidiaries.
The doctrine of corporate opportunity generally provides that a corporate fiduciary may not develop an opportunity using corporate resources, acquire an interest adverse to that of the corporation or acquire property that is reasonably incident to the present or prospective business of the corporation or in which the corporation has a present or expectancy interest, unless that opportunity is first presented to the corporation and the corporation chooses not to pursue that opportunity. The doctrine of corporate opportunity is intended to preclude officers or directors or other fiduciaries from personally benefiting from opportunities that belong to the corporation. Our amended and restated certificate of incorporation provides that the doctrine of “corporate opportunity” will not apply with respect to any director or stockholder who is not employed by us or our subsidiaries. Any director or stockholder who is not employed by us or our subsidiaries, therefore, has no duty to communicate or present corporate opportunities to us, and has the right to either hold any corporate opportunity for their (and their affiliates’) own account and benefit or to recommend, assign or otherwise transfer such corporate opportunity to persons other than us, including to any director or stockholder who is not employed by us or our subsidiaries.
As a result, certain of our stockholders, directors, and their respective affiliates, including AES Grid Stability, Siemens AG and affiliates, the Blocker Shareholder, and any of our directors nominated by them that is not employed by us or our subsidiaries, are not prohibited from operating or investing in competing businesses. We, therefore, may find ourselves in competition with certain of our stockholders, directors, or their respective affiliates, and we may not have knowledge of, or be able to pursue, transactions that could potentially be beneficial to us. Accordingly, we may lose a corporate opportunity or suffer competitive harm, which could negatively impact our business, operating results, and financial condition.

You may be diluted by future issuances of additional Class A common stock or common units in connection with our incentive plans, acquisitions or otherwise; future sales of such shares in the public market, or the expectations that such sales may occur, could lower our stock price.

The sale of shares of our Class A common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our Class A common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

As of September 30, 2022, we had outstanding a total of 114,873,121 shares of Class A common stock. Of the outstanding shares, 37,793,151 shares held by public investors are freely tradable without restriction or further registration under the Securities Act, other than any shares held by our affiliates. Any shares of Class A common stock held by our affiliates will be eligible for resale pursuant to Rule 144 under the Securities Act, subject to the volume, manner of sale, holding period and other limitations of Rule 144.
In addition, we, Fluence Energy, LLC and the Continuing Equity Owners are party to the Fluence Energy, LLC Agreement under which the Continuing Equity Owners (or certain permitted transferees thereof) have the right (subject to the terms of the Fluence Energy, LLC Agreement) to have their common units redeemed from time to time at our election (determined solely by our independent directors (within the meaning of the rules of the Nasdaq) who are disinterested), newly-issued shares of our Class A common stock on a one-for-one basis or a cash payment from the sale of newly issued shares of Class A common stock equal to a volume weighted average market price of one share of Class A common stock for each common unit so redeemed, in each case, in accordance with the terms of the Fluence Energy, LLC Agreement; provided that, at our election (determined solely by our independent directors (within the meaning of the rules of the Nasdaq) who are disinterested), we may effect a direct exchange by us of such Class A common stock or such cash, as applicable, for such common units. The Continuing Equity Owners may exercise such redemption right, subject to certain exceptions, for as long as their common units remain outstanding. For example, in July 2022, Siemens Industry exercised its redemption right with respect to its entire holding of 58,586,695 common units, which we elected to settle through the issuance of 58,586,695 shares of Class A common stock. The market price of shares of our Class A common stock could decline as a result of these redemptions or exchanges or the perception that a redemption or exchange could occur. These redemptions or exchanges, or the possibility that these redemptions or exchanges may occur, also might make it more difficult for holders of our Class A common stock to sell such stock in the future at a time and at a price that they deem appropriate.

In addition, we have granted options to acquire shares of Class A common stock pursuant to equity incentives issued pursuant to the 2020 Unit Option Plan of Fluence Energy, LLC (the “Existing Equity Plan”), of which approximately 8,044,880 are outstanding as of November 30, 2022. Further, we have granted phantom shares conveying the right to receive cash or equity based upon the value of Class A common stock, of which 411,783 are outstanding as of November 30, 2022. Finally, we have reserved 9,500,000 shares of Class A common stock for issuance under the Fluence Energy, Inc. 2021 Incentive Award Plan (the “2021 Equity Plan”), of which 2,706,101 have been granted in the form of restricted stock units (“RSUs”) and are outstanding as of November 30, 2022. Any additional Class A common stock that we issue under the 2021 Equity Plan or other equity incentive plans that we may adopt in the future would be dilutive to Class A common stockholders.

In the future, we may also issue securities in connection with investments, acquisitions or capital raising activities, which could constitute a material portion of our then-outstanding shares of Class A common stock. Further in connection with the completion of the IPO, we entered into a Registration Rights Agreement with certain of the Continuing Equity Owners. Any such issuance of additional securities or any exercise of registration rights or the prospect of any such sales, could materially impact the market price of our Class A common stock and could impair our ability to raise capital through future sales of equity securities.
Risks Related to Our Existing Shareholders
Our certificate of incorporation limit our Continuing Equity Owners’ and their directors’ and officers’ liability to us or you for breach of fiduciary duty and could also prevent us from benefiting from corporate opportunities that might otherwise have been available to us.
Our certificate of incorporation provides that, subject to any contractual provision to the contrary, our Continuing Equity Owners will have no obligation to refrain from:
•engaging in the same or similar business activities or lines of business as we do;
•doing business with any of our clients, customers, vendors or lessors;
•employing or otherwise engaging any of our officers or employees; or
•making investments in any property in which we may make investments.
Under our certificate of incorporation, neither Continuing Equity Owners nor any officer or director of Continuing Equity Owners, except as provided in our certificate of incorporation, will be liable to us or to our stockholders for breach of any fiduciary duty by reason of any of these activities.
Any interests or expectancy in corporate opportunities which become known to (i) any of our directors or officers who are also directors, officers, employees or other affiliates of Continuing Equity Owners or their affiliates (except that we and our subsidiaries shall not be deemed affiliates of Continuing Equity Owners or its affiliates for the purposes of the provision), or dual persons, or (ii) our Continuing Equity Owners themselves, and which relate to the business of Fluence or may constitute a corporate opportunity for both our Continuing Equity Owners and us. Generally, neither our Continuing Equity Owners nor our directors or officers who are also dual persons will be liable to us or our stockholders for breach of any fiduciary duty by reason of the fact that any such person pursues or acquires any corporate opportunity for the account of our Continuing Equity Owners or their affiliates, directs, recommends, sells, assigns or otherwise transfers such corporate opportunity to Our Continuing Equity Owners or its affiliates, or does not communicate information regarding such corporate opportunity to us. The corporate opportunity provision may exacerbate conflicts of interest between our Continuing Equity Owners and us because the provision effectively permits one of our directors or officers who also serves as a director, officer, employee, or other affiliate of Our Continuing Equity Owners to choose to direct a corporate opportunity to our Continuing Equity Owners instead of us.
Our Continuing Equity Owners are not restricted from competing with us in the energy storage business, including as a result of acquiring a company that operates an energy storage business. Due to the significant resources of our Continuing Equity Owners, including their intellectual property (all of which our Continuing Equity Owners retain and certain of which they license to us under the IP License Agreements), financial resources, name recognition and know-how resulting from the previous management of our business, our Continuing Equity Owners could have a significant competitive advantage over us should it decide to utilize these resources to engage in the type of business we conduct, which may cause our operating results and financial condition to be materially adversely affected.
We are controlled by the Continuing Equity Owners, whose interests may differ from those of our public stockholders.
The Continuing Equity Owners control approximately 90.7% of the combined voting power of our common stock through their ownership of both Class A common stock and Class B-1 common stock. The Continuing Equity Owners will, for the foreseeable future, have the ability to substantially influence us through their ownership position over corporate management and affairs. The Continuing Equity Owners are able to, subject to applicable law, and the voting arrangements, elect a majority of the members of our board of directors and control actions to be taken by us and our board of directors, including amendments to our certificate of incorporation and bylaws and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. The directors so elected will have the authority, subject to the terms of our indebtedness and applicable rules and regulations, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. It is possible that the interests of the Continuing Equity Owners may in some circumstances conflict with our interests and the interests of our other stockholders, including you. For example, the Continuing Equity Owners may have different tax positions from us, especially in light of the Tax Receivable Agreement, that could influence our decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when we should terminate the Tax Receivable Agreement and accelerate its obligations thereunder. In addition, the determination of future tax reporting positions and the structuring of future transactions may take into consideration the Continuing Equity Owners’ tax or other considerations, which may differ from the considerations of us or our other stockholders.
Certain of our officers and directors may have actual or potential conflicts of interest because of their positions with our Continuing Equity Owners.
Ricardo Falu, Tish Mendoza, Barbara Humpton, Emma Falck, Axel Meier, Chris Shelton and Simon Smith serve on our board of directors and are employed by and have retained their positions with AES, Siemens, or QIA, as applicable. These individuals’ holdings in and compensation from the relevant Continuing Equity Owners may be significant for some of these persons. Their positions at AES, Siemens, or QIA, their compensation from AES, Siemens or QIA and the ownership of any equity or equity awards in AES, Siemens, or QIA, as applicable, may create the appearance of conflicts of interest when these individuals are faced with decisions that could have different implications for our Continuing Equity Owners than the decisions have for us.

We rely on our access to our Founders’ brands and reputation, some of our Founders’ relationships, and the brands and reputations of unaffiliated third parties.
We believe the association with our Founders has contributed to our building relationships with our customers due to their recognized brands and products, as well as resources such as their intellectual property and access to third parties’ intellectual property. Any perceived loss of our Founders’ scale, capital base and financial strength, or any actual loss or reduction in the Founders’ ownership in the future, may prompt business partners to reprice, modify or terminate their relationships with us. In addition, our Founders’ reduction of their ownership of our company may cause some of our existing agreements and licenses to be terminated.
Third parties may seek to hold us responsible for liabilities of our Founders, which could result in a decrease in our income.
Third parties may seek to hold us responsible for our Founders’ liabilities. If those liabilities are significant and we are ultimately held liable for them, we cannot assure that we will be able to recover the full amount of our losses from our Founders.
We may be required to pay additional taxes as a result of partnership tax audit rules.
We may be required to pay additional taxes as a result of partnership audit rules under U.S. federal and other applicable income tax law. The Bipartisan Budget Act of 2015 changed the rules applicable to U.S. federal income tax audits of partnerships, including entities such as Fluence Energy, LLC. Under these rules (which generally are effective for taxable years beginning after December 31, 2017), subject to certain exceptions, audit adjustments to items of income, gain, loss, deduction, or credit of an entity (and any holder’s share thereof) are determined, and taxes, interest, and penalties attributable thereto, are assessed and collected, at the partnership level. Although there is uncertainty about how these rules will continue to be implemented, it is possible that they could result in Fluence Energy, LLC (or any of its subsidiaries that are or have been treated as partnerships for U.S. federal income tax purposes) being required to pay additional taxes, interest, and penalties as a result of an audit adjustment, and we, as an owner of Fluence Energy, LLC (or as an indirect owner of such other entities), could be required to indirectly bear the economic burden of those taxes, interest, and penalties even if they relate to periods prior to the IPO and even though we may not otherwise have been required to pay additional corporate-level taxes as a result of the related audit adjustment.
We may incur certain tax liabilities attributable to the Blocker Company as a result of the Transactions.
In connection with the Transactions, and pursuant to the Blocker Mergers, the Blocker Company merged with and into us. As the successor to the Blocker Company, we will generally succeed to and be responsible for any outstanding or historical liabilities, including tax liabilities, of the Blocker Company, including any liabilities that might be incurred as a result of the Blocker Mergers. Any such liabilities for which we are responsible could have an adverse effect on our liquidity and financial condition.
Risks Related to Our Organizational Structure
Our principal asset is our interest in Fluence Energy, LLC, and, as a result, we depend on distributions from Fluence Energy, LLC to pay our taxes and expenses, including payments under the Tax Receivable Agreement. Fluence Energy, LLC’s ability to make such distributions may be subject to various limitations and restrictions.
We are a holding company and have no material assets other than our ownership of LLC Interests. As such, we have no independent means of generating revenue or cash flow, and our ability to pay our taxes and operating expenses or declare and pay dividends in the future, if any, are dependent upon the financial results and cash flows of Fluence Energy, LLC and its subsidiaries and distributions we receive from Fluence Energy, LLC. There can be no assurance that Fluence Energy, LLC and its subsidiaries will generate sufficient cash flow to distribute funds to us or that applicable state law and contractual restrictions, including negative covenants in our debt instruments, will permit such distributions. The Revolver limits, and our future debt agreements may similarly limit, our ability to make certain payments, including dividends and distributions on Fluence Energy, LLC’s equity, Fluence Energy, Inc.’s equity and other restricted payments.
Fluence Energy, LLC continues to be treated as a partnership for U.S. federal income tax purposes and, as such, generally is not subject to any entity-level U.S. federal income tax. Instead, any taxable income of Fluence Energy, LLC will be allocated to holders of LLC Interests, including us. Accordingly, we incur income taxes on our allocable share of any net taxable income of Fluence Energy, LLC. We expect to use distributions from Fluence Energy, LLC to fund any payments that we are required to make under the Tax Receivable Agreement. Under the terms of the Fluence Energy LLC Agreement, Fluence Energy, LLC is obligated, subject to various limitations and restrictions, including with respect to our debt agreements, to make tax distributions to holders of LLC Interests, including us, although tax distributions may not be paid in whole or in part in certain circumstances, including if Fluence Energy, LLC does not have available cash to make such distributions. In addition to tax expenses, we will also incur expenses related to our operations, including payments under the Tax Receivable Agreement, which we expect could be significant. We intend, as its managing member, to cause Fluence Energy, LLC to make cash distributions to the holders of LLC Interests in an amount sufficient to (1) fund all or part of their tax obligations in respect of taxable income allocated to them and (2) cover our operating expenses, including payments under the Tax Receivable Agreement. However, Fluence Energy, LLC’s ability to make such distributions may be subject to various limitations and restrictions, such as restrictions on distributions that would either violate any contract or agreement to which Fluence Energy, LLC is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering Fluence Energy, LLC insolvent. If we do not have sufficient funds to pay tax or other liabilities, or to fund our operations (including, if applicable, as a result of an acceleration of our obligations under the Tax Receivable Agreement), we may have to borrow funds, which could materially and adversely affect our liquidity and financial condition, and subject us to various restrictions imposed by any lenders of such funds. To the extent we are unable to make timely payments under the Tax Receivable Agreement for any reason, such payments generally will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement resulting in the acceleration of payments due under the Tax Receivable Agreement. In addition, if Fluence Energy, LLC does not have sufficient funds to make distributions, our ability to declare and pay cash dividends will also be restricted or impaired. See “—Risks related to ownership of our Class A common stock”.

As a result of (1) potential differences in the amount of net taxable income allocable to us and to Fluence Energy, LLC’s other equity holders, (2) the lower tax rate applicable to corporations as opposed to individuals, and (3) certain tax benefits that we anticipate from (a) future redemptions or exchanges of LLC Interests from the Founders, (b) payments under the Tax Receivable Agreement and (c) certain other transactions, tax distributions to us may be in amounts that exceed our tax liabilities. Our board of directors will determine the appropriate uses for any excess cash so accumulated, which may include, among other uses, the payment of obligations under the Tax Receivable Agreement. We have no obligation to distribute such cash (or other available cash) to our stockholders. No adjustments to the redemption or exchange ratio or price for LLC Interests and corresponding shares of Class B-1 or Class B-2 common stock will be made as a result of any cash distribution by us or any retention of cash by us. To the extent we do not distribute such excess cash as dividends on our Class A common stock, we may take other actions with respect to such excess cash, for example, holding such excess cash, or lending it (or a portion thereof) to Fluence Energy, LLC or its subsidiaries, which may result in shares of our Class A common stock increasing in value relative to the value of LLC Interests. The holders of LLC Interests may benefit from any value attributable to such cash balances or loan receivables if they acquire shares of Class A common stock in exchange for their LLC Interests or otherwise exercise their rights to redeem or exchange their LLC Interests, notwithstanding that such holders may have participated previously as holders of LLC Interests in distributions by Fluence Energy, LLC that resulted in the excess cash balances.
The Tax Receivable Agreement with the Founders requires us to make cash payments to them in respect of certain tax benefits to which we may become entitled, and we expect that such payments will be substantial.
We are party to a Tax Receivable Agreement with Fluence Energy, LLC and the Founders. Under the Tax Receivable Agreement, we are required to make cash payments to such Founders equal to 85% of the tax benefits, if any, that we actually realize, or in certain circumstances are deemed to realize, as a result of (1) the increases in our share of the tax basis of assets of Fluence Energy, LLC and its subsidiaries resulting from any redemptions or exchanges of LLC Interests from the Founders and certain distributions (or deemed distributions) by Fluence Energy, LLC; and (2) certain other tax benefits arising from payments under the Tax Receivable Agreement. For example, as a result of the July 2022 redemption by Siemens with respect to its entire holding of 58,586,695 common units of Fluence Energy, LLC, we estimated tax savings of approximately $109.6 million. Siemens will be entitled to receive payments under the Tax Receivable Agreement equaling 85% of such amount, or $93.1 million; assuming, among other factors, (i) we will have sufficient taxable income to fully utilize the tax benefits; (ii) Fluence Energy, LLC is able to fully depreciate or amortize its assets; and (iii) no material changes in applicable tax law. We anticipate funding ordinary course payments under the Tax Receivable Agreement from cash flow from operations of our subsidiaries, available cash or available borrowings under any future debt agreements. We expect that the amount of the cash payments we will be required to make under the Tax Receivable Agreement will be substantial. Any payments made by us to the Founders under the Tax Receivable Agreement will not be available for reinvestment in our business and will generally reduce the amount of overall cash flow that might have otherwise been available to us and have a substantial negative impact on our liquidity. To the extent that we are unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement resulting in the acceleration of payments due under the Tax Receivable Agreement. The payments under the Tax Receivable Agreement are not conditioned upon continued ownership of us by the redeeming or exchanging Founders. Furthermore, our future obligation to make payments under the Tax Receivable Agreement could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that are the subject of the Tax Receivable Agreement. The actual increase in tax basis, and the actual utilization of any resulting tax benefits, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors: including the timing of redemptions of exchanges by the Founders; the price of shares of our Class A common stock at the time of the exchange; the extent to which such redemptions or exchanges are taxable; the amount of gain recognized by such Founders; the amount and timing of the taxable income allocated to us or otherwise generated by us in the future; the portion of our payments under the Tax Receivable Agreement constituting imputed interest; and the federal and state tax rates then applicable.
Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon the Founders that will not benefit holders of our Class A common stock to the same extent that it will benefit the Founders.
Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon the Founders that will not benefit the holders of our Class A common stock to the same extent that it will benefit such Founders. We are party to the Tax Receivable Agreement with Fluence Energy, LLC and certain Founders, which provides for the payment by us to such Founders of 85% of the amount of tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize, as a result of (1) the increases in our share of the tax basis of assets of Fluence Energy, LLC and its subsidiaries resulting from any future redemptions or exchanges of LLC Interests from the Founders and certain distributions (or deemed distributions) by Fluence Energy, LLC and (2) certain other tax benefits arising from payments under the Tax Receivable Agreement. Although we will retain 15% of the amount of such tax benefits, this and other aspects of our organizational structure may adversely impact the future trading market for the Class A common stock.

In certain cases, payments under the Tax Receivable Agreement may be accelerated or significantly exceed any actual benefits we realize in respect of the tax attributes subject to the Tax Receivable Agreement.
The Tax Receivable Agreement provides that if (1) we materially breach any of our material obligations under the Tax Receivable Agreement and the Continuing Equity Owners elect an early termination of the Tax Receivable Agreement, (2) certain mergers, asset sales, other forms of business combinations or other changes of control were to occur after the consummation of the IPO and the Continuing Equity Owners elect an early termination of the Tax Receivable Agreement, or (3) we elect, at any time, an early termination of the Tax Receivable Agreement, then our obligations, or our successor’s obligations, under the Tax Receivable Agreement to make payments would be based on certain assumptions, including an assumption that we would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the Tax Receivable Agreement.
As a result of the foregoing, we would be required to make an immediate cash payment equal to the present value of the anticipated future tax benefits that are the subject of the Tax Receivable Agreement, based on certain assumptions, which payment may be made significantly in advance of the actual realization, if any, of such future tax benefits. We could also be required to make cash payments to the Founders that are greater than the specified percentage of any actual benefits we ultimately realize in respect of the tax benefits that are subject to the Tax Receivable Agreement. In these situations, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring, or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. There can be no assurance that we will be able to fund or finance our obligations under the Tax Receivable Agreement. To the extent we are unable to make timely payments under the Tax Receivable Agreement for any reason, such payments generally will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement resulting in the acceleration of payments due under the Tax Receivable Agreement. We may need to incur debt to finance payments under the Tax Receivable Agreement to the extent our cash resources are insufficient to meet our obligations under the Tax Receivable Agreement as a result of timing discrepancies or otherwise.
We will not be reimbursed for any payments made under the Tax Receivable Agreement in the event that any tax benefits are disallowed.
Payments under the Tax Receivable Agreement will be based on the tax reporting positions that we determine, and the U.S. Internal Revenue Service, or the IRS, or another tax authority, may challenge all or part of the tax basis increases or other tax benefits we claim, as well as other related tax positions we take, and a court could sustain such challenge. If the outcome of any audit of us or our subsidiaries is reasonably expected to adversely affect the rights and obligations of the Founders under the Tax Receivable Agreement in a material respect, then we will notify the Founders of such audit, keep them reasonably informed with respect thereto, provide them with a reasonable opportunity to provide information and other input concerning the audit or the relevant portion thereof and consider such information and other input in good faith. The interests of such Founders in any such challenge may differ from or conflict with our interests and your interests, and the Founders may exercise their rights relating to any such challenge in a manner adverse to our interests and your interests. We will not be reimbursed for any cash payments previously made under the Tax Receivable Agreement in the event that any tax benefits initially claimed by us and for which payment has been made are subsequently challenged by a taxing authority and are ultimately disallowed. Instead, any excess cash payments made by us will be netted against any future cash payments we might otherwise be required to make to the applicable Founder under the terms of the Tax Receivable Agreement. However, we might not determine that we have effectively made an excess cash payment to a Founder for a number of years following the initial time of such payment and, if any of our tax reporting positions are challenged by a taxing authority, we will not be permitted to reduce any future cash payments under the Tax Receivable Agreement until any such challenge is finally settled or determined. Moreover, the excess cash payments we made previously under the Tax Receivable Agreement could be greater than the amount of future cash payments against which we would otherwise be permitted to net such excess. The applicable U.S. federal income tax rules for determining applicable tax benefits we may claim are complex and factual in nature, and there can be no assurance that the IRS or a court will not disagree with our tax reporting positions. As a result, payments could be made under the Tax Receivable Agreement significantly in excess of any actual cash tax savings that we realize in respect of the tax attributes that are the subject of the Tax Receivable Agreement.
Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our results of operations and financial condition.
We are subject to taxes by the U.S. federal, state, local, and foreign tax authorities. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:
•allocation of expenses to and among different jurisdictions;
•changes in the valuation of our deferred tax assets and liabilities;
•expected timing and amount of the release of any tax valuation allowances;
•tax effects of stock-based compensation;

•costs related to intercompany restructurings;
•changes in tax laws, tax treaties, regulations or interpretations thereof; or
•lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates.
In addition, we may be subject to audits of our income, sales and other taxes by U.S. federal, state, and local, and foreign taxing authorities. Outcomes from these audits could have an adverse effect on our operating results and financial condition.
If we were deemed to be an investment company under the Investment Company Act of 1940, as amended, or the 1940 Act, including as a result of our ownership of Fluence Energy, LLC, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.
Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if (1) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities, or (2) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not believe that we are an “investment company,” as such term is defined in either of those sections of the 1940 Act.
We and Fluence Energy, LLC intend to conduct our operations so that we will not be deemed an investment company. As the sole managing member of Fluence Energy, LLC, we will control and operate Fluence Energy, LLC. On that basis, we believe that our interest in Fluence Energy, LLC is not an “investment security” as that term is used in the 1940 Act. However, if we were to cease participation in the management of Fluence Energy, LLC, or if Fluence Energy, LLC itself becomes an investment company, our interest in Fluence Energy, LLC could be deemed an “investment security” for purposes of the 1940 Act.
We and Fluence Energy, LLC intend to conduct our operations so that we will not be deemed an investment company. If it were established that we were an unregistered investment company, there would be a risk that we would be subject to monetary penalties and injunctive relief in an action brought by the SEC, that we would be unable to enforce contracts with third parties and that third parties could seek to obtain rescission of transactions undertaken during the period it was established that we were an unregistered investment company. If we were required to register as an investment company, restrictions imposed by the 1940 Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.
General Risk Factors

As a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting in order to comply with Section 404 of the Sarbanes-Oxley Act. We may not complete our analysis of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in us and, as a result, the value of our common stock. In addition, because of our status as an emerging growth company, you will not be able to depend on any attestation from our independent registered public accountants as to our internal control over financial reporting for the foreseeable future.

We are a public reporting company subject to the rules and regulations established from time to time by the SEC and Nasdaq. These rules and regulations require, among other things, that we have and periodically evaluate procedures with respect to our internal control over financial reporting. The process of designing and implementing internal control over financial reporting required to comply with this requirement is time-consuming, costly, and complicated.

Under Section 404(a) of the Sarbanes-Oxley Act our management is required to assess and report annually on the effectiveness of our internal control over financial reporting and to identify any material weaknesses in our internal control over financial reporting. Once we are no longer an emerging growth company, Section 404(b) of the Sarbanes-Oxley Act will require our independent registered public accounting firm to issue an annual report that addresses the effectiveness of our internal control over financial reporting. If during the evaluation and testing process we identify one or more other material weaknesses in our internal control over financial reporting or determine that existing material weaknesses have not been fully remediated, our management will be unable to assert that our internal control over financial reporting is effective. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented, or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.

As discussed in “Item 9A – Controls and Procedures – Management’s Report in Internal Control over Financial Reporting,” as of September 30, 2022, a material weakness in the internal control over the revenue recognition process and the related inventory has not been fully remediated. The Company did not sufficiently design and implement controls related to revenue recognition and related inventory and associated processes, including in-transit and delivered equipment and liquidated damages. We are actively engaged in implementing a remediation plan to address the material weakness.

The material weakness will not be considered fully remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective.

Our independent registered public accounting firm was not required to, and did not, attest formally or perform an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2022, in accordance with Section 404(b) of the Sarbanes-Oxley Act. Accordingly, you will not be able to depend on any attestation concerning our internal control over financial reporting from our independent registered public accountants and we cannot assure you that we have identified all, or that we will not in the future have additional, material weaknesses.

We cannot be certain as to the timing of completion of our evaluation, testing, and any remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, our independent registered public accounting firm may issue an adverse opinion due to ineffective internal controls over financial reporting, and we may be subject to sanctions or investigation by regulatory authorities, such as the Nasdaq or SEC. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could negatively affect our results of operations and cash flows.

From time to time, we may be subject to legal proceedings, regulatory disputes, and governmental inquiries that could cause us to incur significant expenses, divert our management’s attention, and materially harm our business, financial condition, and operating results.

We have been and continue to be subject to claims, lawsuits, government investigations, and other proceedings that arise out of our operations and businesses and that cover a wide range of matters, including, among others, intellectual property matters, contract and employment claims, personal injury claims, product liability claims, and warranty claims. In addition, since our energy storage product is a new type of product in a nascent market, we have in the past needed and may in the future need to seek the amendment of existing regulations or, in some cases, the creation of new regulations, in order to operate our business in some jurisdictions. Such regulatory processes may require public hearings concerning our business, which could expose us to subsequent litigation. Litigation and regulatory proceedings may be protracted and expensive, and the results are difficult to predict. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages. Unfavorable outcomes or developments relating to proceedings to which we are a party or transactions involving our products and services, such as judgments for monetary damages, injunctions, or denial or revocation of permits, could have a material adverse effect on our business, financial condition, and results of operations. In addition, settlement of claims could adversely affect our financial condition and results of operations.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our corporate headquarters are in Arlington, Virginia, and consist of approximately 17,000 square feet of office space. We lease our corporate headquarters. We also have offices in Alpharetta, Georgia; San Francisco, California; Erlangen, Germany; Zurich, Switzerland; Melbourne, Australia; New Delhi, India; and Taguig City, Philippines. Our Erlangen office includes an energy storage testing facility.

In addition to our office space, we also lease operational facilities in Rockville, Maryland; East Huntingdon Township, Pennsylvania; and Los Angeles, California. These facilities are primarily for product staging and storage and research and development activities.

We believe that our existing properties are in good condition and are sufficient and suitable for the conduct of our business for the foreseeable future. To the extent our needs change as our business grows, we expect that additional space and facilities will be available.

We have gone through rigorous certification processes at several of our offices and are actively pursuing additional certification at others. The corporate office space and the testing facility in Erlangen are ISO 9001, ISO 14001, and ISO 45001 certified (quality, environmental and safety certifications, respectively). Our Melbourne office is ISO 9001 certified, and our U.S. Arlington office is SA8000 certified which is a standard of ethical and decent working conditions.
ITEM 3. LEGAL PROCEEDINGS
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
For a description of our material pending legal contingencies, please see Note 14 - Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Annual Report.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Class A common stock has been listed on the Nasdaq Global Select Market under the symbol “FLNC.” since October 28, 2021. Prior to that date, there was no public market for our Class A common stock.
Our Class B-1 common stock and Class B-2 common stock are not traded in any public market.
Holders
As of November 30, 2022, there was one holder of our Class B-1 common stock, no holders of our Class B-2 common stock, and approximately ten stockholders of record of our Class A common stock, although we believe that because many of our outstanding shares of Class A common stock are held in accounts with brokers and other institutions, we have more beneficial owners.
Dividends
We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business, and therefore we do not anticipate declaring or paying any cash dividends on our Class A common stock in the foreseeable future. Holders of our Class B-1 and Class B-2 common stock are not entitled to participate in any dividends declared by our board of directors.
Furthermore, because we are a holding company, our ability to pay cash dividends on our Class A common stock depends on our receipt of cash distributions from Fluence Energy, LLC and, through Fluence Energy, LLC, cash distributions and dividends from our other direct and indirect subsidiaries.
Assuming Fluence Energy, LLC makes distributions out of earnings and profits (other than tax distributions and other distributions to pay expenses) to its members in any given year, we currently expect, subject to the determination of our board of directors, to pay dividends on our Class A common stock out of the portion of such distributions remaining after our payment of taxes, Tax Receivable Agreement payments and expenses, and subject to Delaware law. Our ability to pay dividends is restricted by the Revolving Credit Agreement and may similarly be restricted by the terms of any future credit agreement or any future debt or preferred equity securities of us or our subsidiaries. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and subject to compliance with contractual restrictions and covenants in the agreements governing our future indebtedness. Any such determination will also depend upon our business prospects, results of operations, financial condition, cash requirements and availability and other factors that our board of directors may deem relevant.
Common Stock
Class A Common Stock
We are authorized to issue 1,200,000,000 shares of common stock, with a par value of $0.00001 per share. There were 115,865,811 shares of Class A common stock issued and outstanding as the date of this Annual Report. Holders of shares of our Class A common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of shares of our Class A common stock are entitled to receive dividends when and if declared by our board of directors out of funds legally available therefor, subject to any statutory or contractual restrictions on the payment of dividends and to any restrictions on the payment of dividends imposed by the terms of any outstanding preferred stock. Upon our dissolution or liquidation, after payment in full of all amounts required to be paid to creditors and to the holders of preferred stock having liquidation preferences, if any, the holders of shares of our Class A common stock will be entitled to receive pro rata our remaining assets available for distribution. Holders of shares of our Class A common stock do not have preemptive, subscription, redemption, or conversion rights. There are no redemption or sinking fund provisions applicable to the Class A common stock.
Class B-1 and Class B-2 Common Stock
We are authorized to issue 200,000,000 shares of Class B-1 common stock, par value $0.00001 per share. There were 58,586,695 shares of our Class B-1 common stock issued and outstanding as the date of this Annual Report. We are authorized to issue 200,000,000 shares of Class B-2 common stock, par value $0.00001 per share. There was no Class B-2 common stock issued and outstanding as the date of this Annual Report.
Each share of our Class B-1 common stock entitles its holders to five votes per share and each share of our Class B-2 common stock entitles its holders to one vote per share on all matters presented to our stockholders generally.

Holders of shares of our Class B-1 and Class B-2 common stock will vote together with holders of our Class A common stock as a single class on all matters presented to our stockholders for their vote or approval, except for certain amendments to our amended and restated certificate of incorporation described below or as otherwise required by applicable law or the amended and restated certificate of incorporation.
Holders of our Class B-1 and Class B-2 common stock do not have any right to receive dividends or to receive a distribution upon dissolution or liquidation. Additionally, holders of shares of our Class B-1 and Class B-2 common stock do not have preemptive, subscription, redemption, or conversion rights. There will be no redemption or sinking fund provisions applicable to the Class B-1 or Class B-2 common stock. Any amendment of our amended and restated certificate of incorporation that gives holders of our Class B-1 or Class B-2 common stock (1) any rights to receive dividends or any other kind of distribution, (2) any right to convert into or be exchanged for Class A common stock or (3) any other economic rights will require, in addition to stockholder approval, the affirmative vote of holders of our Class A common stock voting separately as a class.
Our Articles of Incorporation, our Bylaws, and the applicable statutes of the state of Delaware contain a more complete description of the rights and liabilities of holders of our securities.
Securities Authorized for Issuance under Equity Compensation Plans
Information regarding securities authorized for issuance under our equity compensation plans is incorporated herein by reference to Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of Part III of this Annual Report.
Preferred Stock
We are authorized to issue 10,000,000 shares of preferred stock, par value $0.00001 per share. We have no shares of preferred stock outstanding.
Recent Sales of Unregistered Equity Securities

There was no unregistered sale of our equity securities during the fiscal year ended September 30, 2022, that were not otherwise disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.
Issuer Purchases of Equity Securities
None.

Performance Graph

The following graph compares the total stockholder return from October 28, 2021, the date on which our Class A common stock commenced trading on the Nasdaq Global Select Market through September 30, 2022 of (i) our Class A common stock, (ii) the NASDAQ Clean Edge Green Energy Index Fund (QCLN), and (iii) the NASDAQ Composite Index. The stock performance graph assumes an initial investment of $100 on October 28, 2021.

The comparison in this performance graph are based on historical data are not intended to be indicative of future performance. The performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of the Company’s filings under the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA
Not required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our audited consolidated financial statements and results of operations and should be read in conjunction with the financial statements and related notes included elsewhere in this Annual Report. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part I, Item 1A. “Risk Factors” or in other parts of this Annual Report. Our historical results are not necessarily indicative of the results that may be expected for any periods in the future.
Upon the completion of our IPO on November 1, 2021, Fluence Energy, Inc. became a holding company whose sole material assets are the LLC Interests in Fluence Energy LLC. All of our business is conducted through Fluence Energy, LLC, together with its subsidiaries, and the financial results of Fluence Energy, LLC will be consolidated in our financial statements. Fluence Energy LLC is taxed as a partnership for federal income tax purposes and, as a result, its members, including Fluence Energy, Inc. will pay income taxes with respect to their allocable shares of its net taxable income. As of September 30, 2022, Fluence Energy, LLC had subsidiaries including Fluence Energy GmbH in Germany, Fluence Energy Pty Ltd. in Australia, Fluence Energy Inc. in the Philippines, Fluence Energy Chile SpA in Chile, Fluence Energy B.V. in Netherlands, Fluence Energy Global Production Operation LLC in the US, Fluence BESS India Private Ltd in India, Nispera AG in Switzerland, and other subsidiaries yet to commence operations. Except where the content clearly indicates otherwise, reference to “Fluence,” “we,” “us,” “our” or “the Company” refers to Fluence Energy, Inc. and all of its direct and indirect subsidiaries, including Fluence Energy, LLC. When used in a historical context that is prior to the completion of the IPO, “we,” “us,” “our” or “the Company” refer to Fluence Energy, LLC and its subsidiaries.
Our fiscal year begins on October 1 and ends on September 30. References to “fiscal year 2020”, “fiscal year 2021” and “fiscal year 2022” refer to the fiscal years ended September 30, 2020, September 30, 2021 and September 30, 2022, respectively.
Presentation of Financial Information
Fluence Energy, LLC is the accounting predecessor of Fluence Energy, Inc. for financial reporting purposes. Fluence Energy, Inc. will be the audited financial reporting entity for future filings. Accordingly, this Annual Report contains the following historical financial statements:
•Fluence Energy, Inc. The historical financial information of Fluence Energy, Inc. has not been included in this Annual Report prior to the IPO as it was a newly incorporated entity, had no business transactions or activities prior to IPO and had no assets or liabilities during the periods presented prior to the IPO.
•Fluence Energy, LLC. Because Fluence Energy, Inc. has no interest in any operations other than those of Fluence Energy, LLC and its subsidiaries, the historical consolidated financial information included in this Annual Report is that of Fluence Energy, LLC and its subsidiaries.

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

The Company elected to settle the Redemption through the issuance of 58,586,695 shares of the Company’s Class A common stock (the “Shares”). The Redemption settled on July 7, 2022. Siemens Industry, Inc. effected an internal transfer of its interest in the Shares to Siemens AG at the time of Redemption and as of June 30, 2022, Siemens AG became the beneficial owner of 58,586,695 shares of Class A common stock. The Redemption increased the beneficial ownership interest of the Company in Fluence Energy, LLC to 66.08% as of June 30, 2022. The impact of the change in ownership interest did not result in a change in control. The Redemption been accounted for as an equity transaction and the carrying amount of non-controlling interest has been adjusted.
Subsequent to the Redemption, on September 29, 2022 Siemens AG effected an internal transfer of 18,848,631 shares of Class A common stock held by it to Siemens Pension-Trust e.V., an affiliated entity and a permitted transferee under the terms of the Stockholders Agreement.

Overview
Since our inception on January 1, 2018, we have focused on international growth and developing our energy storage product and delivery services, the operational services, and digital applications. We have incurred net operating losses each year since our inception. As of September 30, 2022, we have financed our operations with equity contributions from the proceeds of our IPO, AES Grid Stability, Siemens AG and affiliates, and QFH, cash and cash equivalents, negative working capital, and short-term borrowings.
As of September 30, 2022 we deployed cumulative 1.8 GW of energy storage products, compared to 0.9 GW as of September 30, 2021. New energy storage product contracts executed during fiscal year 2022 represented total contracted power of approximately 1.9 GW compared to 1.3 GW for fiscal year 2021. We recognized total revenue of $1,198.6 million, representing an increase of $517.8 million, or 76.1%, in fiscal year 2021 compared to fiscal year 2020 as we expanded our sales in terms of the number of energy storage products sold as well as geographic footprint. Revenue generated from operations in the United States increased from $468.4 million in fiscal year 2021 to $582.3 million in fiscal year 2022, representing a 24.3% increase. Revenue generated from international operations increased from $212.3 million in fiscal year 2021 to $616.3 million in fiscal year 2022, representing a 190.2% increase.
We had a gross loss of $62.4 million and gross profit margin of negative (5.2)% in fiscal year 2022, compared to a gross loss of $69.1 million and gross profit margin of negative (10.2)% in fiscal year 2021. The gross loss in fiscal years 2022 and 2021 were negatively impacted by (i) capacity constraints within the shipping industry and increased shipping costs, both of which are caused primarily as a result of the COVID-19 pandemic, and (ii) cost overruns and delays we are experiencing in some projects currently under construction. Some of those costs overruns and delays are occurring in the first Generation 6 product deliveries.
General and administrative, research and development, sales and marketing expenses increased $78.5 million, $36.7 million, and $14.6 million, or 205.8%, 156.7%, and 64.5%, respectively, in fiscal year 2022, compared to fiscal year 2021 as we have been investing heavily in our human capital, technology, products and services to support significant increases in our operations and related revenues.
Impact of the COVID-19 Pandemic

As of September 30, 2022, the COVID-19 pandemic remains on-going and continues to impact the global economy. In response to the COVID-19 pandemic, we have taken a number of actions to protect the health and well-being of our employees and personnel and to prevent the spread of COVID-19 within our operations and at customers’ project sites. Governments in affected areas and countries in which we operate have imposed a number of measures designed to contain outbreaks of COVID-19, including business closures, travel restrictions, and quarantines. Although vaccines and booster shots are now being distributed and administered across many parts of the world, new variants of the virus have emerged and may continue to emerge that have shown to be more contagious. Many of our customers’ project sites have experienced shutdowns and delays related to COVID-19 at some point in time during the pandemic, although this trend at project sites appears to be declining in many of our locations in recent months. In addition, we purchase our components and materials from international and domestic vendors and are exposed to supply chain risks arising from logistics disruptions. As a large portion of our battery supply chain derives from China, the shutdowns caused by COVID-19 outbreaks and zero-COVID policy in China has caused a supply chain bottle neck and raw material price increases, which has impacted our operations. For the fiscal year ended September 30, 2022, the Company incurred $39.1 million in COVID-19 related costs, which was included in “Cost of goods and services” in the accompanying consolidated financial statements. Such costs were primarily caused by temporary closures of customer construction sites in the first fiscal quarter of 2022 and delays in shipping energy storage products during the first three fiscal quarters of 2022.
The full impact of the COVID-19 pandemic on our business, financial condition and results of operations will depend on future developments, such as the ultimate duration and scope of the pandemic, its impact on our employees, customers, and vendors, in addition to how quickly pre-pandemic economic conditions and operations resume and whether the pandemic exacerbates other risks disclosed in Part I, Item 1A. “Risk Factors” within this Annual Report. .
2021 Cargo Loss Incident
On April 28, 2021, the Company was notified of an emergency aboard a vessel carrying Fluence inventory. This incident (the “Cargo Loss Incident”) resulted in damage to a portion of our cargo aboard the vessel. The Company has recorded $13.0 million provision to its inventory as of September 30, 2021 based on the net realizable value of cargo that was destroyed. During fiscal year 2022, $13.0 million of inventory was written off against the provision. In addition to the inventory losses, we have incurred and expect to incur incremental expenses related to the incident, primarily consisting of inspection costs, project cost overruns due to logistical changes, legal fees, fees to dispose of the damaged cargo, and additional cost to replace the damaged cargo. We received an aggregate of $10.0 million insurance proceeds related to non-disputed claims, $7.5 million of which was collected in October 2021 and the remaining $2.5 million was collected in April 2022.

2021 Overheating Event at Customer Facility

On September 4, 2021, a 300 MW energy storage facility owned by one of our customers experienced an overheating event. Fluence served as the energy storage technology provider and designed and installed portions of the facility, which was completed in fiscal year 2021. No injuries were reported from the incident. The facility was taken offline as teams from Fluence, our customer, and the battery designer/manufacturer investigated the incident. Our customer released initial findings in the second fiscal quarter of 2022 on what it contends is the root cause of the incident. At this time, Fluence cannot comment on or accept the customer’s stated findings. The customer’s stated findings, if ultimately confirmed and proven, could relate to certain scopes of work for which Fluence or its subcontractors could be responsible. The customer’s stated findings, however, could also relate to certain scopes of work for which other parties were responsible and/or relate to other causes, including the design and installation of portions of the facility over which Fluence did not have responsibility or control. The customer has alleged that Fluence is liable for the incident but has not yet demanded a specific amount of compensation nor alleged a particular level of responsibility. Fluence has denied liability. No formal legal proceedings have been commenced, but it is reasonably possible that litigation may result from this matter if a resolution cannot be achieved. Any such dispute would also likely include claims by Fluence and counterclaims by the customer relating to disputed costs arising from the original design and construction of the facility. The customer announced in July of 2022 that a large portion of the facility was back online. We are currently not able to estimate the impact, that this incident may have on our financial results. To date, we do not believe that this incident has impacted the market’s adoption of our products.

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
Key Factors and Trends Affecting our Performance
We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in Part I, Item 1A. “Risk Factors” within this Annual Report.
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
Seasonality
We have historically experienced seasonality and see increased order intake in our third and fourth fiscal quarters (April – September), driven by demand in the Northern Hemisphere to install energy storage products before the summer of the following year. Combined third and fourth fiscal quarter order intake have historically accounted for 80% or more of our total intake each year. However, as we and the market matures we are seeing less seasonality. For fiscal year 2022 third and fourth quarter order intake accounted for only 48% of our total intake for the year. As a result, revenue generation is typically significantly stronger in our third and fourth fiscal quarters as we provide the majority of our products to customers during these periods. Cash flows historically have been negative in our first and second fiscal quarters, neutral to positive in our third fiscal quarter, and positive in our fourth fiscal quarter. Our services and digital applications and solutions offerings do not experience the same seasonality given their recurring nature.

Inflation

In the markets in which we operate, there have been higher rates of inflation in recent months. If inflation continues to increase in our markets, it may increase our expenses that we may not be able to pass through to customers. It may also increase the costs of our products that could negatively impact their competitiveness.
Key Components of Our Results of Operations
The following discussion describes certain line items in our Consolidated Statements of Operations and comprehensive loss.
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
Research and Development Expenses

Research and development expenses consist of personnel-related costs across our global R&D centers for engineers engaged in the design and development and testing of our integrated products and technologies. Engineering competencies include data science, software development, network and cyber security, battery systems engineering, industrial controls, UI / UX, mechanical design, and more. R&D expenses also support three product testing labs located across the globe, including a new system-level testing facility in Pennsylvania that will be used for quality assurance and the rapid iteration, testing, and launching of new Fluence energy storage technology and products. We expect research and development expenses to increase in future periods to support our growth and as we continue to invest in research and development activities that are necessary to achieve our technology and product roadmap goals. These expenses may vary from period to period as a percentage of revenue, depending primarily upon when we choose to make more significant investments.
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
Interest Expense
Interest expense consists primarily of interest previously incurred on our now extinguished Line of Credit and Promissory Notes (each as defined below), unused line fees related to the revolving credit facility (the “Revolver”) pursuant to a credit agreement by and among Fluence Energy, LLC, as the borrower, Fluence Energy, Inc., as a parent guarantor, the subsidiary guarantors party thereto, the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent and collateral agent (the “Credit Agreement”), and amortization of debt issuance costs.
Other Income (Expense), Net
Other income (expense), net consists of income (expense) from foreign currency exchange adjustments for monetary assets and liabilities.

Tax Expense
Historically, prior to the IPO, Fluence Energy, LLC was not subject to U.S. federal or state income tax. As such, Fluence Energy, LLC did not pay U.S. federal or state income tax, as taxable income or loss will be included in the U.S. tax returns of its members. Fluence Energy LLC was subject to income taxes, including withholding taxes, outside the U.S. and our income tax expense (benefit)

on the consolidated statements of operations primarily relates to income taxes from foreign operations, withholding taxes on intercompany royalties and changes in valuation allowances related to deferred tax assets of certain foreign subsidiaries. After our IPO, we are now subject to U.S. federal and state income taxes with respect to our allocable share of any taxable income or loss of Fluence Energy, LLC, and are taxed at the prevailing corporate tax rates. We will continue to be subject to foreign income taxes with respect to our foreign subsidiaries and our expectations are valuation allowances will be needed in certain tax jurisdictions. In addition to tax expenses, we also will incur expenses related to our operations, as well as payments under the Tax Receivable Agreement, which we expect could be significant over time. We will receive a portion of any distributions made by Fluence Energy, LLC. Any cash received from such distributions from our subsidiaries will be first used by us to satisfy any tax liability and then to make payments required under the Tax Receivable Agreement.
Key Operating Metrics

The following tables presents our key operating metrics and order intake for the fiscal years ended September 30, 2022 and 2021. The tables below present the metrics in either Gigawatts (GW) or Gigawatt hours (GWh). The tables below reflect adjustments made to 2021 Deployed and Pipeline reported for Energy Storage Products and Service Contracts as a result of enhanced internal control procedures implemented by management. Previously we reported Energy Storage Products deployed of 1.0 GW, Energy Storage Products pipeline of 14.2 GW, Service Contracts pipeline of 10.9 GW, and Service Contracts contracted of 2.0 GW. Further, prior period metrics were previously presented in Megawatts (MW).

	September 30,		Change	Change %
	2022	2021
Energy Storage Products
Deployed (GW)	1.8	0.9	0.9	100.0%
Deployed (GWh)	5.0	2.2	2.8	127.3%
Contracted Backlog (GW)	3.7	2.7	1.0	37.0%
Pipeline (GW)	9.3	8.0	1.3	16.3%
Pipeline (GWh)	22.6	20.1	2.5	12.4%
Contracted - year to date (GW)	1.9	1.3	0.6	46.2%

(amounts in GW)	September 30,		Change	Change %
	2022	2021
Service Contracts
Asset under Management	2.0	0.8	1.2	150.0%
Contracted Backlog	2.0	1.9	0.1	5.3%
Pipeline	8.8	6.2	2.6	41.9%
Contracted -year to date	1.3	1.7	(0.4)	(23.5%)

(amounts in GW)	September 30,		Change	Change %
	2022	2021
Digital Contracts
Asset under Management	13.7	3.1	10.6	341.9%
Contracted Backlog	3.6	1.6	2.0	125.0%
Pipeline	19.6	3.3	16.3	493.9%
Contracted - year to date	4.9	2.7	2.2	81.5%
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
Assets under management for digital software represents contracts signed and active (post go live).

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
Pipeline
Pipeline represents our uncontracted, potential revenue from energy storage products, service, and digital software contracts, which have a reasonable likelihood of contract execution within 24 months. Pipeline is monitored by management to understand the anticipated growth of our Company and our estimated future revenue related to customer contracts for our battery-based energy storage products and services.
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
Adjusted EBITDA is calculated from the consolidated statements of operations using net income (loss) adjusted for (i) interest income (expense), net, (ii) income taxes, (iii) depreciation and amortization, (iv) equity-based compensation, and (v) other income or expenses. Adjusted EBITDA may in the future also be adjusted for amounts impacting net income related to the Tax Receivable Agreement liability.
Adjusted Gross Profit (Loss) is calculated using gross profit (loss), adjusted to exclude certain other income or expenses. Adjusted Gross Profit Margin is calculated using Adjusted Gross Profit (Loss) divided by total revenue.
Adjusted Net Loss is calculated using net loss, adjusted to exclude (i) amortization of intangibles, (ii) equity-based compensation, (iii) other income or expenses, and (iv) tax impact of these adjustments.
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
These non-GAAP measures are intended as supplemental measures of performance and/or liquidity that are neither required by, nor presented in accordance with, GAAP. We believe that such non-GAAP measures, when read in conjunction with our operating results presented under GAAP, can be used to better assess our performance from period to period and relative to performance of other companies in our industry, without regard to financing methods, historical cost basis or capital structure.
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

The following tables present our non-GAAP measures for the periods indicated.

($ in thousands)	Fiscal Year Ended September 30,		Change	Change %
	2022	2021
Net loss	$(289,177)	$(162,003)	$(127,174)	(78.5)%
Add (deduct):
Interest expense (income), net	(326)	1,429	(1,755)	(122.8)
Income tax expense	1,357	1,829	(472)	(25.8)
Depreciation and amortization	7,108	5,112	1,996	39.0
Stock-based compensation(a)	44,131	—	44,131	100.0
Other expenses(b)	52,674	88,959	(36,285)	(40.8)
Adjusted EBITDA	$(184,233)	$(64,674)	$(119,559)	(184.9)%
(a) Included awards that will be settled in shares and awards that will be settled in cash.
(b) Amount in 2022 included $39.1 million of costs related to COVID-19 pandemic including excess shipping costs, project charges and other costs, a $11.9 million loss related to the Cargo Loss Incident, $0.1 million IPO-related expenses which did not qualify for capitalization, and $1.6 million in Executive severance costs. On a go forward basis we do not expect to adjust EBITDA for the impact of COVID-19 pandemic as management does not expect the impact to be meaningful to the Company. Amount in 2021 included $23.6 million related to excess shipping costs and $48.2 million of project charges which are compounding effects of the COVID-19 pandemic, $12.4 million related to the Cargo Loss Incident, and $4.8 million IPO-related expenses which did not qualify for capitalization.

($ in thousands)	Fiscal Year Ended September 30,		Change	Change %
	2022	2021
Total Revenue	1,198,603	680,766	517,837	76.1%
Cost of goods and services	1,260,957	749,910	511,047	68.1
Gross (loss) profit	(62,354)	(69,144)	6,790	(9.8)
Add (deduct):
Stock-based compensation(a)	8,523	—	8,523	100.0
Other expenses(b)	50,957	84,153	(33,196)	(39.4)
Adjusted Gross Profit	$(2,874)	$15,009	$(17,883)	(119.2)%
Adjusted Gross Profit Margin %	(0.2)%	2.2%
(a) Amount included awards that will be settled in shares and awards that will be settled in cash.
(b) Amount in 2022 included $39.1 million of costs related to COVID-19 pandemic including excess shipping costs, project charges and other costs and a $11.9 million loss related to the Cargo Loss Incident. On a go forward basis we do not expect to adjust gross profit margin for the impact of COVID-19 pandemic as management does not expect the impact to be meaningful to the Company. Amount in 2021 included $23.6 million related to shipping costs and $48.2 million of project charges which are compounding effects of the COVID-19 pandemic, and $12.4 million related to the Cargo Loss Incident.

($ in thousands)	Fiscal Year Ended September 30,		Change	Change %
	2022	2021
Net loss	$(289,177)	$(162,003)	$(127,174)	(78.5)%
Add (deduct):
Amortization of intangible assets	4,552	$3,552	1,000	28.2
Stock based compensation(a)	44,131	—	44,131	100.0
Other expenses(b)	52,674	88,959	(36,285)	(40.8)
Adjusted Net Loss	$(187,820)	$(69,492)	$(118,328)	(170.3)%
(a) Amount included awards that will be settled in shares and awards that will be settled in cash.
(b) Amount in 2022 included $39.1 million costs related to COVID-19 pandemic including excess shipping costs, project charges and other costs, a $11.9 million loss related to the Cargo Loss Incident, $0.1 million IPO-related expenses which did not qualify for capitalization, and $1.6 million in Executive severance costs. On a go forward basis we do not expect to adjust net loss or income for the impact of COVID-19 pandemic as management does not expect the impact to be meaningful to the Company. Amount in 2021 included $23.6 million related to excess shipping costs and $48.2 million of project charges which are compounding effects of the COVID-19 pandemic, $12.4 million related to the Cargo Loss Incident, and $4.8 million IPO-related expenses which did not qualify for capitalization.

($ in thousands)	Fiscal Year Ended September 30,		Change	Change %
	2022	2021
Net cash (used in) provided by operating activities	$(282,385)	$(265,269)	$(17,116)	(6.5)%
Less: Purchase of property and equipment	(7,934)	(4,292)	(3,642)	84.9
Free Cash Flows	$(290,319)	$(269,561)	$(20,758)	(7.7)%

Results of Operations
Comparison of the Fiscal Year Ended September 30, 2022 to the Fiscal Year Ended September 30, 2021
The following table sets forth our operating results for the periods indicated.

($ in thousands)	Fiscal Year Ended September 30,		Change	Change %
	2022	2021
Total revenue	$1,198,603	$680,766	$517,837	76.1%
Costs of goods and services	1,260,957	749,910	511,047	68.1
Gross profit (loss)	(62,354)	(69,144)	6,790	(9.8)
Gross Profit %	(5.2)%	(10.2)%
Operating expenses
Research and development	60,142	23,427	36,715	156.7
Sales and marketing	37,207	22,624	14,583	64.5
General and administrative	116,710	38,162	78,548	205.8
Depreciation and amortization	7,108	5,112	1,996	39.0
Interest expense	2,018	1,435	583	40.6
Other (expense) income, net	(2,281)	(270)	(2,011)	744.8
Loss before income taxes	(287,820)	(160,174)	(127,646)	79.7
Income tax expense (benefit)	1,357	1,829	(472)	(25.8)
Net loss	$(289,177)	$(162,003)	$(127,174)	78.5%
Total Revenue

Total revenue increased from $680.8 million in fiscal year 2021 to $1,198.6 million in fiscal year 2022. The $517.8 million or 76.1% increase was mainly attributable to the expansion of sales of our battery energy storage products and solutions, particularly in the Americas and EMEA regions and our ability to execute on customer change orders that partially negated the impact of supply chain cost increases.
Costs of Goods and Services
Cost of goods and services increased from $749.9 million in fiscal year 2021 to $1,261.0 million in fiscal year 2022. The $511.0 million, or 68.1%, increase was primarily attributable to materials and supplies associated with the sale of our battery energy storage products due to increased sales volume which outpaced increases in costs of goods and services. In addition, cost of goods and services increased as a result of higher battery module prices passed on to us from our supplier.
Gross Profit (Loss) and Gross Profit Margin
Gross loss was $(62.4) million, and gross profit margin was negative (5.2)%, in fiscal year 2022, compared to a gross loss of $(69.1) million, and a gross profit margin of negative (10.2)%, in fiscal year 2021. The gross loss in each of the fiscal years 2022 and 2021 have been negatively impacted by (i) capacity constraints within the shipping industry and increased shipping costs, both of which are caused primarily as a result of the COVID-19 pandemic, (ii) cost overruns, delays and other project charges we are experiencing in some projects currently under construction, and in deliveries our sixth-generation products and (iii) the Cargo Loss Incident. In addition, we were negatively impacted in 2022 by higher battery module prices passed on to us from our supplier.
Research and Development Expenses
Research and development expenses increased from $23.4 million in fiscal year 2021 to $60.1 million in fiscal year 2022. The $36.7 million, or 156.7%, increase in fiscal year 2022 compared to fiscal year 2021 was mainly related to increased salaries and personnel-related costs due to higher headcount to support the growth of the Company, including $7.8 million of stock-based compensation expense.
Sales and Marketing Expenses
Sales and marketing expenses increased from $22.6 million in fiscal year 2021 to $37.2 million in fiscal year 2022. The increase of $14.6 million, or 64.5%, is related to increased personnel-related expenses for our sales and marketing organization, consultants and other third-party vendors.

General and Administrative Expenses
General and administrative expenses increased from $38.2 million in fiscal year 2021 to $116.7 million in fiscal year 2022. The increase of $78.5 million, or 205.8%, was mainly related to increases in personnel-related expenses, including $23.6 million of stock-based compensation expense, as well as expenses for outside professional services as we have been expanding our personnel headcount rapidly to support our growth.
Depreciation and Amortization
Depreciation and amortization increased from $5.1 million in fiscal year 2021 to $7.1 million in fiscal year 2022. The $2.0 million increase, or 39.0%, was attributable to an increase of $1.0 million amortization related to intangible assets and $1.0 million depreciation from increased fixed assets.
Interest expense
Interest expense was $1.4 million in fiscal year 2021, compared to $2.0 million in fiscal year 2022. The $0.6 million increase, or 40.6%, was primarily due to the increased amortization of Revolver deferred financing costs, partially offset by a decrease in interest expense on our Line of Credit.
Other (Expense) Income, Net
Other expense was $0.3 million in fiscal year 2021, compared to other expense of $2.3 million in fiscal year 2022. The $2.0 million increase, or 744.8%, was mainly a result of foreign currency exchange adjustments for monetary assets and liabilities.
Income Tax Expense
Income tax expense decreased from $1.8 million in fiscal year 2021 to $1.4 million in fiscal year 2022. The effective income tax rate was (0.5)% and (1.1)% for fiscal year 2022 and fiscal year 2021, respectively. The decrease in tax expense of $0.4 million and change in effective tax rate were primarily due to an increase in global pre-tax losses in fiscal year 2022. Additionally, during fiscal year 2022, there were non-taxable foreign exchange gains, as well as changes in valuation allowances recorded.

Net Loss
Net loss increased from $162.0 million in fiscal year 2021 to $289.2 million in fiscal year 2022. The increase of $127.2 million, or 78.5%, was mainly driven by (i) capacity constraints within the shipping industry and increased shipping costs, both of which are caused primarily as a result of the COVID-19 pandemic, (ii) cost overruns and delays we are experiencing in some projects currently under construction, (iii) the Cargo Loss Incident, (iv) higher battery module prices and (v) increased expenses in general and administrative, sales and marketing and research and development due to the expansion of our business and the build out of our corporate functions.

Comparison of the Fiscal Year Ended September 30, 2021 to the Fiscal Year Ended September 30, 2020

For a discussion of our results of operations for the year ended September 30, 2021 compared to fiscal year ended September 30, 2020, please see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, filed with the SEC on December 14, 2021.

Liquidity and Capital Resources
Since inception and through September 30, 2022, our principal sources of liquidity were our cash and cash equivalents, short-term borrowings, capital contributions from AES Grid Stability and Siemens AG and affiliates, proceeds from the QFH investment and supply chain financing.
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

Prior to the IPO, the Company had an Uncommitted Line of Credit Agreement (“Line of Credit’) with Citibank, N.A. (“Citibank”) which allowed us to borrow an amount in aggregate not to exceed $50 million, with the expiration date on March 31, 2023. Outstanding borrowings from the Line of Credit were $50 million as of September 30, 2021. The weighted average annual interest rate of the borrowing was 2.83%. On November 1, 2021, the $50 million outstanding borrowings from the Line of Credit was paid off using the proceeds from our IPO and the Line of Credit was canceled shortly thereafter.
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
We have provided certain of our suppliers with access to a supply chain financing program through a third-party financing institution (the “SCF Bank”). This program allows us to seek extended payment terms with our suppliers and allows our suppliers to monetize their receivables prior to the payment due date, subject to a discount. Once a supplier elects to participate in the program and reaches an agreement with the SCF Bank, the supplier elects which individual invoices to sell to the SCF Bank. We then pay the SCF Bank on the invoice due date. We have no economic interest in a supplier’s decision to sell a receivable to the SCF Bank. The agreements between our suppliers and the SCF Bank are solely at their discretion and are negotiated directly between them. Our suppliers’ ability to continue using such agreements is primarily dependent upon the strength of our financial condition and guarantees issued by AES and Siemens. As of September 30, 2021, AES and Siemens issued guarantees of $30.0 million each, for a total of $60.0 million, to the SCF Bank on our behalf. SCF was further increased to $100.0 million on November 3, 2021 when AES and Siemens increased their guarantee to $50.0 million each, for a total of $100 million As of September 30, 2022, three suppliers were actively participating in the supply chain financing program, and we had $37.4 million of payables outstanding subject to the program. All outstanding payments owed under the program are recorded within Accounts payable in our Consolidated Balance Sheets.
Initial Public Offering
On November 1, 2021, the Company completed the IPO in which it issued and sold 35,650,000 shares of its Class A common stock at the public offering price of $28.00 per share. The net proceeds to the Company from the IPO were $935.8 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company. The net proceeds from the IPO have been used to purchase 35,650,000 newly issued LLC Interests directly from Fluence Energy, LLC at a price per unit equal to the IPO price per share of Class A common stock less the underwriting discount and estimated offering expenses payable by us. Fluence Energy, LLC used the net proceeds from the sale of LLC Interests to Fluence Energy, Inc. to repay all outstanding borrowings under our existing Line of Credit and the Promissory Notes, and the remainder will be used for working capital and other general corporate purposes.
Revolving Credit Facility
We entered into a Revolving Credit Agreement for a Revolving Credit Facility (the “Revolver”) on November 1, 2021, by and among Fluence Energy, LLC, as the borrower, Fluence Energy Inc., as a parent guarantor, the subsidiary guarantors party thereto, the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent and collateral agent. The Revolver is secured by a (i) first priority pledge of the equity securities of Fluence Energy, LLC and its subsidiaries and (ii) first priority security interests in, and mortgages on, substantially all tangible and intangible personal property and material fee-owned real property of Fluence Energy, LLC, the parent guarantor and each subsidiary guarantor party thereto, in each case, subject to customary exceptions and limitations. The initial aggregate amount of commitments is $190.0 million from the lenders party including JP Morgan Chase Bank, N.A., Morgan Stanley Senior Funding, Inc., Bank of America, N.A., Barclays Bank PLC, and five other banks. On June 30, 2022, the Company increased the revolving commitment available under the Revolver by $10.0 million to an aggregate of $200.0 million and added UBS AG, Stamford Branch as an additional lender under the Revolver. As of September 30, 2022, the aggregate amount of commitments is $200.0 million. The maturity date of the Revolver is November 1, 2025.
The Revolver bears interests rate at either (i) the Adjusted LIBOR or Adjusted EURIBO Rate (each as defined in the Revolving Credit Agreement) plus 3.0 % or (ii) the Alternate Base Rate (as defined in the Revolving Credit Agreement) plus 2.0% (subject to customary LIBOR replacement provisions and alternative benchmark rates including customary spread adjustments with respect to borrowings in foreign currency), at the option of Fluence Energy, LLC. Fluence Energy, LLC is required to pay to the lenders a commitment fee of 0.55 % per annum on the average daily unused portion of the revolving commitments through maturity, which will be the four-year anniversary of the closing date of the Revolver. The Revolver also provides for up to $200.0 million in letter of credit issuances, which will require customary issuance and administration fees, as well as a fronting fee payable to each issuer thereof and a letter of credit participation fee of 2.75 % per annum payable to the lenders.

The Revolving Credit Agreement contains covenants that, among other things, will restrict our ability to incur additional indebtedness; incur liens; sell, transfer, or dispose of property and assets; make investments or acquisitions; make dividends, distributions, or other restricted payments; and engage in affiliate transactions. The terms of the Revolving Credit Agreement limit our ability to make certain payments, including dividends and distributions on Fluence Energy, LLC’s equity, Fluence Energy, Inc.’s equity and other restricted payments. Under the terms of the Revolving Credit Agreement, Fluence Energy, LLC and its subsidiaries are currently limited in their ability to pay cash dividends to, lend to, or make other investments in Fluence Energy, Inc., subject to certain exceptions, including among others (i) the ability to make investments of up to the greater of (a) $10,500,000 and (b) 1.5% of the consolidated assets of Fluence Energy, Inc. and its subsidiaries, and (ii) the ability to issue dividends and make other Restricted Payments (as defined in the Revolving Credit Agreement) (a) if after giving pro forma effect to such dividend or other Restricted Payment the Total Liquidity (as defined in the Revolving Credit Agreement) of Fluence Energy, Inc. and its subsidiaries party to the Revolving Credit Agreement is at least $600,000,000, or (b) such dividend or other Restricted Payment is made to reimburse Fluence Energy, Inc. for certain tax distributions under the Fluence Energy LLC Agreement and certain payments under the Tax Receivable Agreement and certain operational expenses incurred in connection with the ownership and management of Fluence Energy, LLC. In addition, we are required to maintain (i) minimum liquidity and gross revenue requirements, in each case, until consolidated EBITDA reaches $150.0 million for the most recent four fiscal quarters and we make an election, and (ii) thereafter, a maximum total leverage ratio and a minimum interest coverage ratio. Such covenants will be tested on a quarterly basis. As of September 30, 2022, we were in compliance with all such covenants or maintained availability above such covenant triggers.
Tax Receivable Agreement
In connection with the IPO, we entered into the Tax Receivable Agreement with Fluence Energy, LLC and the Founders which obligates the Company to make payments to the Founders of 85% of the amount of certain tax benefits that Fluence Energy, Inc. actually realizes, or in some circumstances is deemed to realize, arising from the Basis Adjustments (as defined below) and certain other tax benefits arising from payments made under the Tax Receivable Agreement. Fluence Energy, LLC will have in effect an election under Section 754 of the Code effective for each taxable year in which a redemption or exchange (including deemed exchange) of LLC Interests for Class A common stock or cash occurs or when Fluence Energy, LLC makes (or is deemed to make) certain distributions. These Tax Receivable Agreement payments are not conditioned upon one or more of the Founders maintaining a continued ownership interest in Fluence Energy, LLC. If a Founder transfers LLC Interests but does not assign to the transferee of such units its rights under the Tax Receivable Agreement, such Founder generally will continue to be entitled to receive payments under the Tax Receivable Agreement arising in respect of a subsequent exchange of such LLC Interests. In general, the Founders’ rights under the Tax Receivable Agreement may not be assigned, sold, pledged, or otherwise alienated or transferred to any person, other than certain permitted transferees, without our prior written consent (not to be unreasonably withheld) and such person’s becoming a party to the Tax Receivable Agreement and agreeing to succeed to the applicable Founder’s interest therein.
Redemptions or exchanges of LLC Interests post-IPO are expected to result in increases in the tax basis of the assets of Fluence Energy, LLC and certain of its subsidiaries. Increases in tax basis and tax basis adjustments generated over time may increase (for tax purposes) the depreciation and amortization deductions available to Fluence Energy, Inc. and, therefore, may reduce the amount of U.S. federal, state, and local tax that Fluence Energy, Inc. would otherwise be required to pay in the future, although the IRS may challenge all or part of the validity of that tax basis, and a court could sustain such a challenge. Fluence Energy, Inc.’s allocable share of tax basis and the anticipated tax basis adjustments upon redemptions or exchanges of LLC Interests may also decrease gains (or increase losses) on future dispositions of certain assets to the extent tax basis is allocated to those assets. Actual tax benefits realized by Fluence Energy, Inc. may differ from tax benefits calculated under the Tax Receivable Agreement as a result of the use of certain assumptions in the Tax Receivable Agreement, including the use of an assumed state and local income tax rate to calculate tax benefits. The payment obligation under the Tax Receivable Agreement is an obligation of Fluence Energy, Inc. and not of Fluence Energy, LLC. We expect to use distributions from Fluence Energy, LLC to fund any payments that we will be required to make under the Tax Receivable Agreement. To the extent we are unable to make timely payments under the Tax Receivable Agreement for any reason, such payments generally will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement resulting in the acceleration of payments due under the Tax Receivable Agreement. Fluence Energy, Inc. expects to benefit from the remaining 15% of cash tax benefits, if any, it realizes from such tax benefits. For purposes of the Tax Receivable Agreement, the cash tax benefits will be computed by comparing the actual income tax liability of Fluence Energy, Inc. to the amount of such taxes that Fluence Energy, Inc. would have been required to pay had there been no such tax basis adjustments of the assets of Fluence Energy, LLC or its subsidiaries as a result of redemptions or exchanges and had Fluence Energy, Inc. not entered into the Tax Receivable Agreement. The actual and hypothetical tax liabilities determined in the Tax Receivable Agreement will be calculated using the actual U.S. federal income tax rate in effect for the applicable period and an assumed state and local income tax rate (along with the use of certain other assumptions). The term of the Tax Receivable Agreement will continue until all such tax benefits have been utilized or expired, unless Fluence Energy, Inc. exercises its right to terminate the Tax Receivable Agreement early, certain changes of control occur or Fluence Energy, Inc. breaches any of its material obligations under the Tax Receivable Agreement, in which case, all obligations generally (and in the case of such a change of control or such breach, only if the Founders elect) will be accelerated and due as if Fluence Energy, Inc. had exercised its right to terminate the Tax Receivable Agreement. The payment to be made upon an early termination of the Tax Receivable Agreement will generally equal the present value of payments to be made under the Tax Receivable Agreement using certain assumptions. Estimating the amount of payments that may be made under the Tax Receivable Agreement is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors. The tax basis adjustments upon the redemption or exchange of LLC Interests, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of purchases or exchanges, the price of shares of our Class A common stock at the time of the purchase or exchange, the extent to which such purchases or exchanges do not result in a basis adjustment, the amount of tax attributes, changes in tax rates and the amount and timing of our income.

On June 30, 2022, Siemens Industry, Inc. exercised its redemption right pursuant to the terms of LLC Agreement with respect to its entire holding of 58,586,695 LLC Interests of Fluence Energy, LLC, together with the corresponding cancellation of an equivalent number of shares of Class B-1 common stock of Fluence Energy, Inc., par value $0.00001 per share (the “Redemption”). The Redemption resulted in increases in the tax basis of the assets of Fluence Energy, LLC and certain of its subsidiaries. The increases in tax basis and tax basis adjustments increases (for tax purposes) the depreciation and amortization deductions available to Fluence Energy, Inc. and, therefore, may reduce the amount of U.S. federal, state, and local tax that Fluence Energy, Inc. would otherwise be required to pay in the future, although the IRS may challenge all or part of the validity of that tax basis, and a court could sustain such a challenge.

We expect that as a result of the tax basis adjustment of the assets of Fluence Energy, LLC and its subsidiaries upon the Redemption and our possible utilization of certain tax attributes, the payments that we may make under the Tax Receivable Agreement will be substantial. As a result of the Redemption, we estimate tax savings of approximately $109.6 million. Siemens AG will be entitled to receive payments under the Tax Receivable Agreement equaling 85% of such amount, or $93.1 million; assuming, among other factors, (i) we will have sufficient taxable income to fully utilize the tax benefits; (ii) Fluence Energy, LLC is able to fully depreciate or amortize its assets; and (iii) no material changes in applicable tax law. The payments under the Tax Receivable Agreement are not conditioned upon continued ownership of us by the Founders. Although the timing and extent of future payments could vary significantly under the Tax Receivable Agreement for the factors discussed above, we anticipate funding payments from the Tax Receivable Agreement from cash flow from operations of our subsidiaries, available cash or available borrowings under any future debt agreements, and such payments are not anticipated to be dependent upon the availability of proceeds of the IPO.

Prior to the Redemption, we determined it was not probable payments under the Tax Receivable Agreement would be made, given there was no expectation of future sufficient taxable income over the term of the agreement to utilize deductions in the future. Therefore, the Company did not initially recognize the liability. Upon the Redemption, the Company still determines that it is not probable payment under the agreement would be made and has not recognized the change in the liability. Should we determine that the Tax Receivable Agreement payment is probable, a corresponding liability will be recorded. As a result, our future results of operations and earnings could be impacted as a result of these matters.
We believe that our current cash and cash equivalents, cash flows from operations, short-term borrowing, and recent investments from QIA through QFH, combined with the proceeds of our IPO, will be sufficient to meet our capital expenditure and working capital requirements for the next twelve months following the filing of this Annual Report.

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
Historical Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities for the periods presented.

	Fiscal Year Ended September 30,		Change	Change %
($ in thousands)	2022	2021
Net cash used in operating activities	$(282,385)	$(265,269)	(17,116)	(6.5)%
Net cash (used in) provided by investing activities	$(148,417)	$(22,292)	(126,125)	565.8%
Net cash provided by financing activities	$817,053	$231,126	585,927	253.5%

Net cash flows used in operating activities were $282.4 million in fiscal year 2022 compared $265.3 million in fiscal year 2021. The increase in net operating cash outflows was mainly due to the increase in receivables, partially offset by increased accounts payables.
Net cash flows used in investing activities was $148.4 million in fiscal year 2022, which included $110.1 million for the purchase of short-term investments, $29.2 million related to cash paid for a business acquisition, and $7.9 million purchases of property and equipment. Net cash flows used in investing activities was $22.3 million in fiscal year 2021, which included $18.0 million related to the business acquisition and $4.3 million of purchases of property and equipment.
Cash flows provided by financing activities of $817.1 million in fiscal year 2022 was primarily driven by $948.0 of proceeds from issuance of Class A common stock sold in an IPO, net of underwriting discounts and commissions, offset by $50.0 million repayment of promissory notes and $50.0 million repayment of line of credit. Cash flows provided by financing activities of $231.1 million in fiscal year 2021 was primarily due to $125.0 million proceeds from issuance of Class B membership units to QFH, $6.3 million capital contribution from Siemens Industry, $50.0 million net borrowings under the Line of Credit, and $50.0 million net borrowings from the Promissory Notes.
Critical Accounting Policies and Use of Estimates
Our financial statements have been prepared in accordance with GAAP. In the preparation of these financial statements, we consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates, and assumptions could have a material impact on the consolidated financial statements. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.
Revenue Recognition
We determine our revenue recognition through the following steps: (i) identification of the contract or contracts with a customer, (ii) identification of the performance obligations within the contract, (iii) determination of the transaction price, (iv) allocation of the transaction price to the performance obligations within the contract, and (v) recognition of revenue as the performance obligation has been satisfied.
Our revenue was generated primarily from sale of battery-based energy storage products, providing operational services related to energy storage products, and providing digital applications and solutions.
Sale of Energy Storage Products
The Company enters into contracts with utility companies, developers, and C&I customers to design and build battery-based energy storage products. Each storage product is customized depending on the customer’s energy needs. Customer payments are due upon meeting certain milestones that are consistent with contract-specific phases of a project. We determine the transaction price based on the consideration expected to be received which includes estimates for project execution risks and other variable considerations, including liquidated damages. The transaction price identified is allocated to each distinct performance obligation to deliver a good or service based on the relative standalone selling prices. Generally, our contracts to design and build battery-based storage solutions are determined to have one performance obligation. We believe that the prices negotiated with each individual customer are representative of the stand-alone selling price of the energy storage products.
We recognize revenue over time as a result of the continuous transfer of control of our energy storage products to the customer. This continuous transfer of control to the customer is supported by clauses in the contracts that provide enforceable rights to payment of the transaction price associated with work performed to date and is for products that do not have an alternative use to us and/or the project is built on the customer’s land that is under the customer’s control.
Revenue from the contracts is recognized using the percentage of completion method based on cost incurred as a percentage of total estimated contract costs. Standard inventory materials that could be used interchangeably on other projects are not included in our measure of progress until they are integrated into, or restricted to, the production of the customer’s asset. Contract costs include all direct material and labor costs related to contract performance. Pre-contract costs with no future benefit are expensed in the period in which they are incurred. Since the revenue recognition of these contracts depends on estimates, which are assessed continually during the term of the contract, recognized revenues and profit are subject to revisions as the contract progresses to completion. The cumulative effects of revisions of estimated total contract costs and revenues, together with any contract reserves which may be deemed appropriate, are recorded in the period in which the facts and changes in circumstance become known. Due to the uncertainties inherent in the estimation process, it is reasonably possible that these estimates will be revised in a different period. When a loss is forecasted for a contract, the full amount of the anticipated loss is recognized in the period in which it is determined that a loss will occur.

Our contracts generally provide our customers the right to liquidated damages (“LDs”) against Fluence in the event specified milestones are not met on time, or equipment is not delivered according to contract specifications. LDs are accounted for as variable consideration, and the contract price is reduced by the expected penalty or LD amount when recognizing revenue. Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty is resolved. Estimating variable consideration requires certain estimates and assumptions, including whether and by how much a project will be delayed and/or will not meet performance contractual specifications. The existence and measurement of liquidated damages may also be impacted by our judgements about the probability of favorable outcomes of customer disputes involving whether certain events qualify as force majeure or the reason for the events that caused project delays. Variable consideration for liquidated damages is estimated using the expected value of the consideration to be received. If Fluence has a claim against the customer for amount not specified in the contract, such claim is recognized as an increase to contract price when it is legally enforceable, which is usually upon signing a respective change order or equivalent document confirming the claim acceptance by customer.
Services
The Company also enters into long-term service agreements with customers to provide operational services related to purchased battery-based energy storage products. The services include maintenance, monitoring, and other minor services. We account for the services as a single performance obligation as the services are substantially the same and have the same pattern of transfer to the customers. We recognize revenue over time using a straight-line recognition method for these types of services. We believe using a time-based method to measure progress is appropriate as the performance obligations are satisfied evenly over time based on the fact that customers receive the services evenly and the cost pattern does not change significantly over the service period. Revenue is recognized by dividing the total transaction price over the service period.
Some of the agreements also provide a commitment to perform augmentation activities which would typically be represented by installation of additional batteries, and other components as needed, to compensate for partially lost capacity due to degradation of batteries over time. The obligation to perform augmentation activities can take the form of either maintaining battery capacity above a given threshold for a stated term while others provide a fixed number of augmentations over a contract term. Augmentation arrangements that require us to maintain battery capacity above an established thresholds for a given term are considered service-type warranties. These represent a stand-ready obligation in which the customer benefits evenly overtime. We recognize revenue for these arrangements using a straight-line recognition method. Alternatively, augmentation arrangements that require us to perform a fixed number of augmentations over a contract term follow the percentage of completion revenue recognition method. Since these arrangements require a fixed number of augmentations we must perform, we use the pattern of cost as a proxy to identify when our obligations are satisfied and to recognize revenue.
For both products and service contracts where there are multiple performance obligations in a single contract, we allocate the consideration to the various obligations in the contract based on the relative standalone selling price method. Standalone selling prices are estimated based on estimated costs plus margin or using market data for comparable products when estimated costs are not imputable.
Digital Applications and Solutions
In October 2020, Fluence Energy, LLC acquired the AMS software and digital intelligence platform, which became the Fluence Trading Platform. Contracts involving the Fluence Trading Platform are generally entered into with commercial entities that control utility-scale storage and renewable generation assets. Fluence Trading Platform arrangements consist of a promise to provide access to proprietary cloud-based Software-as-a-Service (“SaaS”) to promote enhanced financial returns on the utility-scale storage and renewable generation assets. The Fluence Trading Platform is a hosted service that delivers automated, market-compliant bids to local electricity market operators. Customers do not receive legal title or ownership of the software as a result of these arrangements. The term of Fluence’s contracts with Trading Platform customers is generally five years, which may include certain renewal options to extend the initial contract term or certain termination options to reduce the initial contract term.
The Fluence Trading Platform is technology- and vendor-agnostic (i.e. it can be utilized for wind and solar assets as well as non-Fluence systems). The Fluence Trading Platform is separately identifiable from other promises that the Company offers to its customers (i.e. it is not highly interrelated or integrated with other solutions). As such, we determined that the Fluence Trading Platform should be accounted for as a separate performance obligation. Revenue from the Fluence Trading Platform includes an integration fee and a monthly subscription fee. We consider the access to the Fluence Trading Platform and related support services in a customer contract to be a series of distinct services which comprise a single performance obligation because they are substantially the same and have the same pattern of transfer. We recognized revenue overtime using a straight-line recognition method.
In April 2022, Fluence Energy, LLC acquired Nispera, which is a Zurich-based provider of artificial intelligence (AI) and machine learning-enabled software-as-a-service (SaaS) targeting the renewable energy sector.

In combination with Fluence IQ’s digital application offerings, Nispera’s suite of five applications will enable the combined firm to offer its customers a user-centric “manage app” to ultimately lower the cost of owning renewable and energy storage assets for our customers. In addition to its core SaaS product, Nispera’s technology portfolio includes a predictive maintenance app, an operations and maintenance app, and a portfolio management app. The company also offers a fifth application that provides enhanced power generation forecasting services for energy assets that is particularly attractive to energy traders, large asset managers, grid operators, and financial institutions. Similar to AMS, Nispera’s SaaS and related support services in a customer contract are assessed to be a series of distinct services which comprise a single performance obligation because they are substantially the same and have the same pattern of transfer. We recognized revenue overtime using a straight-line recognition method.
Refer to Note 2—Summary of Significant Accounting Policies and Estimates for further discussion of other critical accounting policies and estimates including income taxes, goodwill, and loss contracts.
Emerging Growth Company Status
We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012. As an emerging growth company, we may take advantage of certain reduced reporting requirements that are otherwise applicable generally to public companies. We currently intend to take advantage of several of these reduced reporting requirements; however for the year-ended September 30, 2022, we “opted out” of the extended transition periods for complying with new or revised accounting standards. This irrevocable decision requires us to comply with the financial accounting standard effective dates applicable to non-emerging growth companies.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Market risk is the potential loss that may result from market changes associated with our business or with an existing or forecasted financial transactions. We are exposed to various market risks in the ordinary course of our business which are discussed below.
Credit Risk
Credit risk refers to the risk that a counterparty may default on its contractual obligations resulting in a loss to us. Our counterparties for sale of our energy storage products and delivery service are customers including conglomerates, utilities / load-serving entities, independent power producers, developers, and C&I customers in the United States and other countries. A loss of one or more of our significant customers, their inability to perform under their contracts, or their default in payment could harm our business and negatively impact revenue, results of operations, and cash flows. Credit policies have been approved and implemented to govern our portfolio of counterparties with the objective of mitigating credit losses. These policies establish guidelines, controls, and limits to manage credit risk within approved tolerances by mandating an appropriate evaluation of the financial condition of existing and potential counterparties, monitoring agency credit ratings, and by implementing credit practices that limit exposure according to the risk profiles of the counterparties. In addition, customers are required to make milestone payments based on their project’s progress. We may also, at times, require letters of credit, parent guarantees or cash collateral when deemed necessary.
Our overall exposure may be affected positively or negatively by macroeconomic or regulatory changes that impact our counterparties to one extent or another. As of September 30, 2022, the COVID-19 pandemic has not had a material impact on our credit risk exposure to our counterparties. Currently, management does not anticipate a material adverse effect in our financial position or results of operations as a consequence of counterparty non-performance. We continuously monitor the creditworthiness of all our counterparties.
Foreign Currency Risk
Our reporting currency is the U.S. dollar, while certain of our current subsidiaries have other functional currencies, reflecting their principal operating markets. Fluctuations in currency exchange rates between the U.S. dollar and the Euro, the British pound, the Australian dollar, and the Swiss Franc in our current foreign markets could create significant fluctuations in earnings and cash flows. To date, we have not had material exposure to foreign currency fluctuations and have not had material hedging instruments to hedge the foreign currency risks.
Commodity Price Risk
We are subject to risk from fluctuating market prices of certain commodity raw materials, including steel, aluminum and lithium, that are used in the components from suppliers that are inputs into our products. Prices of these raw materials may be affected by supply restrictions or other logistic costs market factors from time to time. As we are not the direct buyer of these raw materials, we do not enter into hedging arrangements to mitigate commodity risk. Significant price changes for these raw materials could reduce our operating margins if suppliers increase component prices and we are unable to recover such increases from our customers and could harm our business, financial condition, and results of operations.
Customer Concentration and Emerging Market Exposure Risk
We deliver products and services in developed economies, including the United States, the United Kingdom, Chile, Ireland, Switzerland, Australia, Germany, and other developed countries. We also deliver products and services in the Philippines, which represent 6% and 20% of revenue for the fiscal year 2022 and 2021, respectively. Macroeconomic conditions in developing economies are usually more volatile than in developed economies and entail certain risks and uncertainties. Changes in the United States trade environment, including the imposition of import tariffs, could adversely affect the amount or timing of our revenues, results of operations or cash flows. The interruption of the flow of components and materials from international vendors could disrupt our supply chain, including as a result of the imposition of additional duties, tariffs and other charges on imports and exports.
Interest Rate Risk
We are exposed to interest rate risk in connection with borrowings under the Revolver, which bears interest at floating rates. We entered into the Revolver on November 1, 2021, which bears a variable interest rate based on the Adjusted LIBOR, the Adjusted EURIBO Rate or the Alternate Base Rate (each as defined in the Revolving Credit Agreement). As of September 30, 2022, we have no borrowings under the Revolver.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page
Schedule I	105
Schedule II	109

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Fluence Energy, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Fluence Energy, Inc. (the Company) as of September 30, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, members’ equity (deficit) and mezzanine equity and cash flows for each of the three years in the period ended September 30, 2022, and the related notes and the financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2022, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2018.
Tysons, VA
December 13, 2022

FLUENCE ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(U.S. Dollars in Thousands, except per unit or share amounts)

	September 30,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$357,296	$36,829
Restricted cash	62,425	1,240
Short-term investments	110,355	—
Trade receivables	86,770	57,419
Unbilled receivables	138,525	101,975
Receivables from related parties	112,027	33,362
Advances to suppliers	54,765	9,741
Inventory, net	652,735	389,787
Other current assets	26,635	31,162
Total current assets	1,601,533	661,515
Non-current assets:
Property and equipment, net	13,755	8,206
Operating lease right of use assets	2,403	—
Intangible assets, net	51,696	36,057
Goodwill	24,851	9,176
Deferred income tax asset, net	3,028	1,184
Advances to suppliers	8,750	—
Debt issuance cost	2,818	222
Other non-current assets	36,820	1,315
Total non-current assets	144,121	56,160
Total assets	$1,745,654	$717,675
Liabilities, mezzanine equity, and stockholders’/members’ equity (deficit)
Current liabilities:
Accounts payable	$304,898	$158,366
Deferred revenue	273,073	71,365
Borrowing from line of credit	—	50,000
Borrowing from related parties	—	50,000
Personnel related liabilities	21,286	12,861
Accruals and provisions	183,814	186,143
Payables and deferred revenue with related parties	306,348	227,925
Taxes payable	11,114	12,892
Current portion of operating lease liabilities	1,732	—
Other current liabilities	7,198	1,941
Total current liabilities	1,109,463	771,493
Non-current liabilities:
Operating lease liabilities, net of current portion	1,011	—
Deferred income tax liability	4,876	—
Other non-current liabilities	1,096	2,381
Total non-current liabilities	6,983	2,381
Total liabilities	1,116,446	773,874
Commitments and Contingencies (Note 14)
Mezzanine equity (0 and 18,493,275 Class B units issued and outstanding as of September 30, 2022 and 2021, respectively)	—	117,235
Total mezzanine equity	—	117,235
Stockholders’ Equity/Members’ equity (deficit):
Members’ capital contributions (0 and 117,173,390 Class A units issued and outstanding as of September 30, 2022 and 2021, respectively)	—	106,152

Preferred stock, $0.00001 per share, 10,000,000 share authorized; no shares issued and outstanding as of September 30, 2022 and 2021	—	—
Class A common stock, $0.00001 par value per share, 1,200,000,000 shares authorized; 115,424,025 shares issued and 114,873,121 shares outstanding as of September 30, 2022; no shares issued and outstanding as of September 30, 2021	1	—
Class B-1 common stock, $0.00001 par value per share, 200,000,000 shares authorized; 58,586,695 shares issued and outstanding as of September 30, 2022; no shares issued and outstanding as of September 30, 2021	—	—
Class B-2 common stock, $0.00001 par value per share, 200,000,000 shares authorized; no shares issued and outstanding as of September 30, 2022 and 2021	—	—
Treasury stock, at cost	(5,013)	—
Additional paid-in capital	542,602	—
Accumulated other comprehensive (loss) income	2,784	(285)
Accumulated deficit	(104,544)	(279,301)
Total stockholders’ equity attributable to Fluence Energy, Inc./members’ equity (deficit)	435,830	(173,434)
Non-controlling interest	$193,378	$—
Total stockholders’ equity and members’ deficit	$629,208	$(173,434)
Total liabilities, stockholders’ equity, mezzanine equity, and members’ equity (deficit)	$1,745,654	$717,675
The accompanying notes are an integral part of these consolidated financial statements

FLUENCE ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(U.S. Dollars in Thousands, except per unit or share amounts)

	Fiscal Year Ended September 30,
	2022	2021	2020
Revenue	$552,271	$594,055	$401,676
Revenue from related parties	646,332	86,711	$159,647
Total Revenue	1,198,603	680,766	$561,323
Cost of goods and services	1,260,957	749,910	$553,400
Gross (loss) profit	(62,354)	(69,144)	$7,923
Operating expenses:
Research and development	60,142	23,427	$11,535
Sales and marketing	37,207	22,624	$16,239
General and administrative	116,710	38,162	$17,940
Depreciation and amortization	7,108	5,112	$3,018
Interest expense	2,018	1,435	$128
Other (expenses) income, net	(2,281)	(270)	$648
Loss before income taxes	(287,820)	(160,174)	$(40,289)
Income tax expense	1,357	1,829	$6,421
Net loss	$(289,177)	$(162,003)	$(46,710)
Net Loss attributable to non-controlling interest	(184,692)	(162,003)	$(46,710)
Net loss attributable to Fluence Energy, Inc.	$(104,485)	N/A	N/A

Weighted average number of Class A common shares outstanding
Basic and diluted	69,714,054	N/A	N/A
Loss per share of Class A common stock
Basic and diluted	(1.50)	N/A	N/A

Foreign currency translation (loss) gain, net of income tax benefit (expense) of $0.1 million in 2022, and $0 in 2021 and 2020	5,091	(614)	1,270
Actuarial gain (loss) on pension liabilities, net of income tax (expense) benefit of $0 in each period	251	128	210
Total other comprehensive (loss) income	5,342	(486)	1,480
Total comprehensive loss	$(283,835)	$(162,489)	(45,230)
Comprehensive loss attributable to non-controlling interest	$(182,345)	$(162,489)	$(45,230)
Total comprehensive loss attributable to Fluence Energy, Inc.	$(101,490)	N/A	N/A

The accompanying notes are an integral part of these consolidated financial statements

FLUENCE ENERGY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY, MEMBERS’ EQUITY (DEFICIT) AND MEZZANINE EQUITY
(U.S. Dollars in Thousands except Shares/Units)

	Mezzanine Equity	Members’ capital contributions	Class A Common Stock		Class B-1 Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Non-Controlling interest	Total stockholders’ equity and members’ deficit
			Shares	Amount	Shares	Amount				Shares	Amount
Balance at September 30, 2021	$117,235	$106,152	—	$—	—	$—	$—	$(279,301)	$(285)	—	$—	$—	$(173,434)
Net loss prior to the Transactions	—	—	—	—	—	—	—	—	—	—	—	(20,317)	$(20,317)
Other comprehensive income prior to the Transactions, net of income tax benefit of $0 million	—	—	—	—	—	—	—	—	175	—	—	—	$175
Effect of the Transactions related to the IPO	(117,235)	(106,152)	18,493,275	—	—	—	(24,091)	279,301	75	$—	—	(31,899)	$117,234
Issuance of Class A common stock in IPO, net of issuance costs	—	—	35,650,000	—	—	—	295,740	—	—	—	—	640,021	$935,761
Founders stock issuance	—	—	—	—	117,173,390	1	—	—	—	—	—	—	$1
Net loss subsequent to the Transactions	—	—	—	—	—	—	—	(104,485)	—	—	—	(164,375)	$(268,860)
Stock-based compensation expense and related vesting	—	—	1,427,662	—	—	—	35,450	—	—	—	—	—	$35,450
Repurchase of Class A common stock placed into Treasury	—	—	(550,904)	—	—	—	—	—	—	550,904	(5,013)	—	$(5,013)
Effect of Siemens Industry redemption of class B-1 common stock for class A common stock	—	—	58,586,695	1	(58,586,695)	(1)	227,699	—	—	—	—	(227,699)	$—
Effect of remeasurement of non-controlling interest due to other share transactions	—	—	—	—	—	—	4,701	—	—	—	—	(4,701)	$—
Proceeds from exercise of stock options	—	—	1,266,393	—	—	—	3,103	—	—	—	—	—	$3,103
Adoption of Accounting Standards	—	—	—	—	—	—	—	(59)	—	—	—	—	$(59)
Other comprehensive income subsequent to the Transactions, net of income tax benefit of $0.1 million	—	—	—	—	—	—	—	—	2,819	—	—	2,348	$5,167
Balance at September 30, 2022	$—	$—	114,873,121	$1	58,586,695	$—	$542,602	$(104,544)	$2,784	550,904	$(5,013)	$193,378	$629,208

	Mezzanine Equity		Limited Members’ Capital		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Members’ Deficit
	Units	Amount	Units	Amount
Balance at September 30, 2019	—	—	117,173,390	97,372	(1,279)	(70,588)	25,505
Capital contribution	—	—	—	2,500	—	—	2,500
Net loss	—	—	—	—	—	(46,710)	(46,710)
Other comprehensive loss, net of income tax benefit of $0 million	—	—	—	—	1,480	—	1,480
Balance at September 30, 2020	—	—	117,173,390	99,872	201	(117,298)	(17,225)
Capital contribution	—	—	—	6,280	—	—	6,280
Issuance of class B membership units, net	18,493,275	117,235	—	—	—	—	—
Net loss	—	—	—	—	—	(162,003)	(162,003)
Other comprehensive loss, net of income tax benefit of $0 million	—	—	—	—	(486)	—	(486)
Balance at September 30, 2021	18,493,275	$117,235	117,173,390	$106,152	$(285)	$(279,301)	$(173,434)

The accompanying notes are an integral part of these consolidated financial statements

FLUENCE ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. Dollars in Thousands)

	Fiscal Year Ended September 30,
	2022	2021	2020
Operating activities
Net loss	$(289,177)	$(162,003)	$(46,710)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	7,108	5,112	3,018
Amortization of debt issuance costs	778	—	—
Inventory provision	2,529	14,197	—
Stock-based compensation expense	44,131	—
Deferred income taxes	516	(1,346)	1,900
Provision (benefit) on loss contracts	30,032	27,161	(2,946)
Changes in operating assets and liabilities:
Trade receivables	(29,161)	(25,322)	(25,149)
Unbilled receivables	(36,550)	(1,938)	(90,333)
Receivables from related parties	(78,666)	15,901	(45,781)
Advances to suppliers	(45,024)	(6,865)	1,160
Inventory	(265,477)	(366,674)	(26,626)
Other current assets	1,364	(21,614)	(4,420)
Other non-current assets	(35,208)	(1,184)	2,468
Accounts payable	152,467	73,914	63,086
Payables and deferred revenue with related parties	78,422	205,461	(41,147)
Deferred revenue	201,028	(52,476)	70,861
Current accruals and provisions	(32,361)	21,286	122,840
Taxes payable	(1,779)	6,955	762
Other current liabilities	6,362	4,632	4,069
Other non-current liabilities	(3,719)	(466)	(1,068)
Insurance proceeds received	10,000	—	—
Net cash (used in) provided by operating activities	(282,385)	(265,269)	(14,016)
Investing activities
Purchase of equity securities	(1,124)	—	—
Purchase of short-term investments	(110,144)	—	20,000
Payments for acquisition of businesses, net of cash acquired	(29,215)	(18,000)	—
Purchase of property and equipment	(7,934)	(4,292)	(1,780)
Net cash (used in) provided by investing activities	(148,417)	(22,292)	18,220
Financing activities
Capital contribution from founders	—	6,280	2,500
Proceeds from issuance of Class B membership units	—	125,000	—
Borrowing from promissory notes – related parties	—	125,000	—
Repayment of promissory notes – related parties	(50,000)	(75,000)	—
Borrowing from line of credit	—	100,000	14,500
Repayment of line of credit	(50,000)	(50,000)	(14,500)
Payment of equity issuance costs	—	(3,343)	—
Repurchase of Class A common stock placed into treasury	(5,013)	—	—
Proceeds from exercise of stock options	3,103	—	—
Payment of transaction costs related to issuance of Class B membership units	(6,320)	—	—
Payments of debt issuance costs	(3,375)	—	—
Proceeds from issuance of Class A common stock sold in an IPO, net of underwriting discounts and commissions	947,990	—	—

Payment of IPO costs	(12,229)	—	—
Payments of deferred equity issuance cost	(7,103)
Other	—	3,189	—
Net cash provided by financing activities	817,053	231,126	2,500
Effect of exchange rate changes on cash and cash equivalents	5,401	(547)	1,327
Net (decrease) increase in cash and cash equivalents	391,652	(56,982)	8,031
Cash, cash equivalents, and restricted cash as of the beginning of the period	38,069	95,051	87,020
Cash, cash equivalents, and restricted cash as of the end of the period	429,721	$38,069	$95,051
Supplemental disclosure of cash flow information
Interest paid	1,127	1,229	—
Cash paid for income taxes	2,068	6,416	2,197
The accompanying notes are an integral part of these consolidated financial statements

FLUENCE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.Organization and Operations
Fluence Energy, Inc., a Delaware corporation (“the Company”), was formed on June 21, 2021. We conduct our business operations through Fluence Energy, LLC and its direct and indirect subsidiaries. Fluence Energy, LLC was formed on June 30, 2017 as a joint venture between Siemens Industry, Inc. (“Siemens Industry”), an indirect subsidiary of Siemens AG (“Siemens”), and AES Grid Stability, LLC (“AES Grid Stability”), an indirect subsidiary of the AES Corporation (“AES”), and commenced operations on January 1, 2018. We refer to Siemens Industry and AES Grid Stability as the “Founders” in this Annual Report on Form 10-K (this “Report”).
Upon the completion of our IPO on November 1, 2021, Fluence Energy, Inc. became a holding company whose sole material assets are the LLC Interests in Fluence Energy LLC. All of our business is conducted through Fluence Energy, LLC, together with its subsidiaries, and the financial results of Fluence Energy, LLC will be consolidated in our financial statements. Fluence Energy LLC is taxed as a partnership for federal income tax purposes and, as a result, its members, including Fluence Energy, Inc. will pay income taxes with respect to their allocable shares of its net taxable income. As of September 30, 2022, Fluence Energy, LLC had subsidiaries including Fluence Energy GmbH in Germany, Fluence Energy Pty Ltd. in Australia, Fluence Energy Inc. in the Philippines, Fluence Energy Chile SpA in Chile, Fluence Energy B.V. in Netherlands, Fluence Energy Global Production Operation LLC in the US, Fluence BESS India Private Ltd in India, Nispera AG in Switzerland, and other subsidiaries yet to commence operations. Except where the content clearly indicates otherwise, reference to “Fluence,” “we,” “us,” “our” or “the Company” refers to Fluence Energy, Inc. and all of its direct and indirect subsidiaries, including Fluence Energy, LLC. When used in a historical context that is prior to the completion of the IPO, “we,” “us,” “our” or “the Company” refer to Fluence Energy, LLC and its subsidiaries.
Our fiscal year begins on October 1 and ends on September 30. References to “fiscal year 2020”, “fiscal year 2021” and “fiscal year 2022” refer to the fiscal years ended September 30, 2020, September 30, 2021 and September 30, 2022, respectively.
The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer. The Company’s CODM reviews financial information on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, the Company has determined that it operates in one operating segment, which corresponds to one reportable segment.
QFH’s Investment in Fluence Energy, LLC
On December 27, 2020, Fluence Energy, LLC entered into an agreement with QIA Florence Holdings LLC (“QFH” or the “Blocker Company”) for a $125.0 million investment and in exchange, QFH was issued 18,493,275 Class B units of Fluence Energy, LLC. QFH is an affiliate of the Qatar Investment Authority (“QIA”), the sovereign wealth fund of Qatar, and its subsidiaries and affiliates. At September 30, 2021, the investment was recognized at carrying value within mezzanine equity on the consolidated balance sheets. As part of the transactions related to our initial public offering closed on November 1, 2021, QFH elected to convert their Class B units to the common stock of Fluence Energy, Inc., which was a conversion available to all of the holders of Fluence Energy, LLC Class A and Class B units. Accordingly, as of September 30, 2022, no mezzanine equity is recorded on the consolidated balance sheets.
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
The Redemption increased the beneficial ownership interest of the Company in Fluence Energy, LLC to 66.08% as of June 30, 2022. The impact of the change in ownership interest did not result in a change in control. The Redemption been accounted for as an equity transaction and the carrying amount of non-controlling interest has been adjusted. Refer to Consolidated statements of changes in stockholders’ equity, members’ equity (deficit) and mezzanine equity included herein.
2.Summary of Significant Accounting Policies and Estimates
Principles of Accounting and Consolidation
The accompanying consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and under the rules of the U.S. Securities and Exchange Commission (the “SEC”). The accompanying condensed consolidated financial statements include the accounts of Fluence Energy Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Non-Controlling Interest
As the sole managing member of Fluence Energy, LLC, Fluence Energy, Inc. operates and controls all the business and affairs of Fluence Energy, LLC and, through Fluence Energy, LLC and its direct and indirect subsidiaries, conducts the Company’s business. Fluence Energy, LLC is a variable interest entity, of which Fluence Energy, Inc. beneficially owns a 66.22% interest as of September 30, 2022. For accounting purposes, Fluence Energy, Inc. is considered the primary beneficiary and therefore consolidates the results of Fluence Energy, LLC and its direct and indirect subsidiaries. Prior to the IPO, Fluence Energy, Inc. had no operations and had no assets or liabilities. Accordingly, financial results, balances, and other information included herein for periods prior to the IPO are reflective of Fluence Energy, LLC.
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. Items subject to such estimates and assumptions include: the valuation of acquired and assumed liabilities for business acquired, the relative fair value allocations to contingencies with multiple elements, the carrying amount and estimated useful lives of long-lived assets; impairment of goodwill, intangible assets, and long-lived assets; valuation allowances for inventories; deferred tax assets; revenue recognized under the percentage-of-completion method; accrued bonuses; and various project related provisions including but not limited to estimated losses, warranty obligations, and liquidated damages.
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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash as shown in the Company’s consolidated balance sheets.

in thousands	September 30, 2022	September 30, 2021
Cash and cash equivalents	$357,296	$36,829
Restricted cash	62,425	1,240
Restricted cash included in “Other non-current assets”	$10,000	$—
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$429,721	$38,069
Restricted cash consisted of the following:

in thousands	September 30, 2022	September 30, 2021
Collateral for credit card program	$1,580	$917
Collateral for outstanding bank guarantees	60,845	323
Collateral for surety program included in “Other non-current assets”	10,000	—
Total restricted cash	$72,425	$1,240
Receivables
The timing of revenue recognition, billings and collections results in trade receivables, unbilled receivables and contract liabilities on our Consolidated Balance Sheet. Trade receivables represent actual billings that are generally due within 30 days from the invoice date, and do not bear interest. Unbilled receivables represent the excess of revenues recognized over billings to date on certain contracts. Receivables are carried at amounts billed, less any reserves for credit losses, if any. The Company periodically assesses collectability of accounts receivable and records an expected credit loss for the estimated uncollectible amount when deemed appropriate. As of September 30, 2022 and 2021, allowance for doubtful accounts was insignificant.
Advances are given to suppliers based on the contract terms of respective agreements and are presented on a separate line on the consolidated balance sheets. These advances are recovered through the receipt of goods and services mainly used in the production of battery-based energy storage products.
Leases
The Company leases offices, land, warehouses, and equipment. Leases are categorized at their commencement date and lease-related assets and liabilities are recognized for all leases with an initial term of 12 months or greater. The Company evaluates renewal options at commencement and on an ongoing basis and includes options that are reasonably certain to exercise in its expected lease terms when classifying leases and measuring lease liabilities. The Company’s incremental borrowing rate is used to determine the present value of the lease payments over the lease term for leases, as these leases typically do not have a stated borrowing rate. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Effective October 1, 2021, the Company adopted ASU 2016-02, Leases ("ASC 842"), including the subsequent ASU's that amended and clarified the related guidance. Prior to the adoption of ASC 842, the Company accounted for leases under ASC 840 and recognized rent expense on a straight-line basis over the course of the lease term, which included any reasonably assured renewal periods, beginning on the date the Company took physical possession of the property. The Company adopted ASC 842 using a modified retrospective approach, and accordingly the new guidance was applied to leases that existed or were entered into after October 1, 2021 without adjusting the comparative periods presented. Please refer to Note 8 - Leases for a discussion of our updated policies and disclosures related to leases.
Foreign Currency Transactions
An entity’s functional currency is the currency of the primary economic environment in which the entity operates and is generally the currency in which the entity generates and expends cash. The reporting currency of the Company is the U.S. dollar. For all Fluence subsidiary entities whose functional currency is not in U.S. Dollar, the balance sheet and income statement are translated into US Dollar using the ending balance sheet rate and weighted average rate, respectively. Translation adjustments are included as a separate component on the consolidated statement of comprehensive income (loss), and in “Effect of exchange rate changes on cash and cash equivalents” on the consolidated statement of cash flows.
Business Combinations

A business combination is an acquisition of a business from an entity not under common control and is accounted for using the acquisition method. Identifiable assets acquired and liabilities assumed are recognized at fair value on the acquisition date. Goodwill is calculated as the excess of the fair value of the consideration transferred over the fair value of the net assets recognized and represents the future economic benefits arising from the other net assets acquired that could not be individually identified and separately recognized. Fair value measurements may require us to make significant estimates and assumptions. A measurement period, which could be up to one year from the date of the acquisition, exists to identify and measure the assets acquired and liabilities assumed. During the measurement period, provisional amounts may be recognized, and those amounts may subsequently be prospectively adjusted to reflect any new information about facts and circumstances that existed at the acquisition date that, if known, would have affected the measurement of these amounts. At the end of the measurement period, any subsequent changes would not be recognized under the acquisition method but would instead follow other accounting principles, which would generally impact earnings.
Revenue and Cost Recognition
The Company’s revenue recognition policy included herein is based on the application of ASC 606. As of September 30, 2022, the Company’s revenue was generated primarily from sale of energy storage products, providing operational services, and digital applications and solutions.
Revenue from Sale of Energy Storage Products: The Company enters into contracts with utility companies, developers, and commercial and industrial customers to design and build battery-based energy storage products. Each storage product is customized depending on the customer’s energy needs. Customer payments are due upon meeting certain milestones that are consistent with contract-specific phases of a project. The Company determines the transaction price based on the consideration expected to be received which includes estimates of liquidated damages or other variable consideration that are included in the transaction price in accordance with ASC 606. We assess any variable consideration using an expected value method. The transaction price identified is allocated to each distinct performance obligation to deliver a good or service based on the relative standalone selling prices. Generally, the Company’s contracts to design and build battery-based storage products are determined to have one performance obligation. The Company believes that the prices negotiated with each individual customer are representative of the stand-alone selling price of the product.
The Company recognizes revenue over time as a result of the continuous transfer of control of our product to the customer. This continuous transfer of control to the customer is supported by clauses in the contracts that provide enforceable rights to payment of the transaction price associated with work performed to date for products that do not have an alternative use to the Company and/or the project is built on customer’s land that is under the customer’s control.
Revenue for these performance obligations is recognized using the percentage of completion method based on cost incurred as a percentage of total estimated contract costs. Standard inventory materials that could be used interchangeably on other projects are included in our measure of progress when they are integrated into, or restricted to, the production of the customer’s project. Contract costs include all direct material and labor costs related to contract performance. Pre-contract costs with no future benefit are expensed in the period in which they are incurred. Since the revenue recognition of these contracts depends on estimates, which are assessed continually during the term of the contract, recognized revenues and profit are subject to revisions as the contract progresses to completion. The cumulative effects of revisions of estimated total contract costs and revenues, together with any contract reserves which may be deemed appropriate, are recorded in the period in which they occur. Due to the uncertainties inherent in the estimation process, it is reasonably possible that these estimates will be revised in a different period. When a loss is forecasted for a contract, the full amount of the anticipated loss is recognized in the period in which it is determined that a loss will occur. Refer to Loss Contracts below for further discussion.
Our contracts generally provide our customers the right to liquidated damages (“LDs”) against Fluence in the event specified milestones are not met on time, or equipment is not delivered according to contract specifications. LDs are accounted for as variable consideration, and the contract price is reduced by the expected penalty or LD amount when recognizing revenue. Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty is resolved. Estimating variable consideration requires certain estimates and assumptions, including whether and by how much a project will be delayed and/or will not meet performance contractual specifications. The existence and measurement of liquidated damages may also be impacted by our judgements about the probability of favorable outcomes of customer disputes involving whether certain events qualify as force majeure or the reason for the events that caused project delays. Variable consideration for liquidated damages is estimated using the expected value of the consideration to be received. If Fluence has a claim against the customer for amount not specified in the contract, such claim is recognized as an increase to contract price when it is legally enforceable, which is usually upon signing a respective change order or equivalent document confirming the claim acceptance by customer.
Revenue from Services: The Company also enters into long-term service agreements with customers to provide operational services related to battery-based energy storage products. The services include maintenance, monitoring, and other minor services. The Company accounts for the services as a single performance obligation as the services are substantially the same and have the same pattern of transfer to the customers. We recognize revenue overtime using a straight-line recognition method for these types of services. The Company believes using a time-based method to measure progress is appropriate as the performance obligations are satisfied evenly over time based on the fact that customers receive the services evenly. Revenue is recognized by dividing the total transaction price over the service period.
Some of the agreements also provide a commitment to perform augmentation activities which would typically be represented by installation of additional batteries, and other components as needed, to compensate for partially lost capacity due to degradation of batteries over time. The obligation to perform augmentation activities can take the form of either maintaining battery capacity above a given threshold for a stated term while others provide a fixed number of augmentations over a contract term. Augmentation arrangements that require us to maintain battery capacity above an established thresholds for a given term are considered service-type warranties. These represent a stand-ready obligation in which the customer benefits evenly overtime, of which we recognize revenue for these arrangements using a straight-line recognition method. Alternatively, augmentation arrangements that require us to perform a fixed number of augmentations over a contract term follow the percentage of completion revenue recognition method. Since these arrangements require a fixed number of augmentations we must perform, we use the pattern of cost as a proxy to identify when our obligations are satisfied and to recognize revenue.
Revenue from Digital Applications and Solutions: In October 2020, Fluence Energy, LLC acquired the Advanced Microgrid Solutions (“AMS”) software and digital intelligence platform, which became the Fluence Trading Platform. In April 2022, the Company acquired Nispera AG, a Zurich based provider of artificial intelligence (AI) and machine learning-enabled Software-as-a-Service (SaaS) targeting the renewable energy sector. Contracts involving the Fluence Trading Platform are generally entered into with commercial entities that control utility-scale storage and renewable generation assets. Fluence Trading Platform arrangements consist of a promise to provide access to proprietary cloud-based Software-as-a-Service to promote enhanced financial returns on the utility-scale storage and renewable generation assets. The Fluence Trading Platform is a hosted service that delivers automated, market-compliant bids to local electricity market operators. Customers do not receive legal title or ownership of the software as a result of these arrangements.
The Fluence Trading Platform is technology- and vendor-agnostic (i.e., it can be utilized for wind and solar assets as well as non-Fluence systems). The Fluence Trading Platform is separately identifiable from other promises that the Company offers to its customers (i.e., it is not highly interrelated or integrated with other solutions). As such, we determined that the Fluence Trading Platform is accounted for as a separate performance obligation. Revenue from the Fluence Trading Platform includes an integration fee and a monthly subscription fee. We consider the access to the Fluence Trading Platform and related support services in a customer contract to be a series of distinct services which comprise a single performance obligation because they are substantially the same and have the same pattern of transfer. We recognize revenue over time using a straight-line recognition method.
For our sale of energy storage products, services, and digital applications and solutions contracts where there are multiple performance obligations in a single contract, the Company allocates the consideration to the various obligations in the contract based on the relative standalone selling price method. Standalone selling prices are estimated based on estimated costs plus margin. Revenue is recorded net of any taxes assessed on and collected from customers, which are remitted to the governmental authorities.

Cost of Goods and Services: Cost of goods and services consists primarily of product costs, including purchased materials and supplies, as well as costs related to shipping, customer support, product warranty and personnel. Personnel costs in cost of goods and services includes both direct labor costs as well as costs attributable to any individuals whose activities relate to the transformation of raw materials or component parts into finished goods or the transportation of materials to the customer. Cost of goods and services are recognized when services are performed, or control of goods are transferred to the customers, which is generally based upon International Commercial Terms (commonly referred to as ‘‘incoterms’’) stated in corresponding supply agreements or purchase orders. Standard inventory materials that could be used interchangeably on other projects are included in cost of goods sold when they are integrated into, or restricted to, the production of the customer’s project.
Deferred Revenue: Deferred revenue represents the excess billings to date over the amount of revenue recognized to date. Contract advances represent amounts received by the Company upon signing of the related contracts with customers. The advances are offset proportionately against progress billings. Any outstanding portion is included in deferred revenue on the accompanying consolidated balance sheets.
Loss Contracts: A contract becomes a loss contract when its estimated total costs are expected to exceed its total revenue. The Company accrues the full loss expected in the period a loss contract is identified which is recorded in “Current liabilities — Accruals and provisions” and “Cost of goods and services” on the Company’s consolidated balance sheets and consolidated statements of operations and comprehensive loss, respectively.
Inventory, Net
Inventory consists of batteries and equipment, cases, inverters, and spare parts which are used in ongoing battery storage projects for sale. Inventory is stated at the lower of cost or net realizable value with cost being determined by the specific identification method. Costs include cost of purchase, costs of conversion and other costs incurred in bringing the inventories to their present location and condition. The Company periodically reviews its inventory for potential obsolescence and write down of its inventory, as appropriate, to net realizable value based on its assessment of market conditions.
Impairment of Long-Lived Assets
The Company evaluates the recoverability of its property and equipment, and intangible assets whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The assets are considered impaired when their future undiscounted cash flows are less than the carrying value and fair value is less than their carrying value. Impairment charges are calculated as the difference between the discounted expected future cash flows, or other accepted valuation techniques to determine fair value and the assets’ carrying amount at the date of the triggering event.
Intangible Assets
Intangible assets are stated at their historical cost and amortized on a straight-line basis over their expected useful lives. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Supply Chain Financing
We have provided certain of our suppliers with access to a supply chain financing program through a third-party financing institution (the “SCF Bank”). This program allows us to seek extended payment terms with our suppliers, and allows our suppliers to monetize their receivables prior to the payment due date, subject to a discount. Once a supplier elects to participate in the program and reaches an agreement with the SCF Bank, the supplier elects which individual invoices to sell to the SCF Bank. We then pay the SCF Bank on the invoice due date. We have no economic interest in a supplier’s decision to sell a receivable to the SCF Bank. The agreements between our suppliers and the SCF Bank are solely at their discretion and are negotiated directly between them. Our suppliers’ ability to continue using such agreements is primarily dependent upon the strength of our financial condition and guarantees issued by AES and Siemens. As of September 30, 2022, AES and Siemens issued guarantees of $50 million each, for a total of $100 million, to the SCF Bank on our behalf.
As of September 30, 2022, three suppliers were actively participating in the supply chain financing program, and we had $37.4 million of payables outstanding subject to the program. All outstanding payments owed under the program are recorded within “Accounts payable” in our Consolidated Balance Sheets.
Accruals and Provisions
Expenses are recognized on an accrual basis. Provisions are recognized when it is probable that a liability has been incurred and the amount of liability could be reasonably estimated.
Operating Expenses
Operating expenses include research and development, sales and marketing, general and administrative expenses, and depreciation and amortization. Research and development expenses represent personnel costs of the technology team, and costs of materials and services procured for research and development projects. Sales and marketing expenses represent personnel costs of the sales team and all marketing expenses. General and administrative expenses represent personnel costs, rent, IT expenses insurance, and external providers for payroll, accounting, consulting, and others. Depreciation and amortization are expenses associated with property and equipment and intangible assets.
Advertising Costs
Advertising costs are expensed as incurred. Advertising expenses were $1.4 million, $0.8 million, and $0.7 million for the years ended September 30, 2022, 2021, and 2020, respectively.

(Loss) per Share
As of September 30, 2022, the Company has three classes of common stock, Class A, Class B-1 and Class B-2. Loss per share is calculated and reported under the “two-class” method. The “two-class” method is an earnings allocation method under which earnings (loss) per share is calculated for each class of common stock considering both distributions declared or accumulated and participation rights in undistributed earnings as if all such loss had been distributed during the period.
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
The potentially dilutive securities that were excluded consist of 58,586,695 shares of Class B-1 common stock, 8,923,121 outstanding stock options, 605,591 outstanding phantom units, and 2,156,893 outstanding restricted stock units as of September 30, 2022.
In October 2021, the existing limited liability company agreement of Fluence Energy, LLC was amended and restated which recapitalized all existing interests in the Company on the basis of a 14.79-for-1 split. All shares and per share information has been retroactively adjusted to give effect to the recapitalization for all periods presented, unless otherwise indicated.
All earnings or loss prior to and up to November 1, 2021, the date of completion of the IPO, were entirely allocable to non-controlling interest and, as a result, loss per share information is not applicable for reporting periods prior to this date. Consequently, only the net loss allocable to Fluence Energy, Inc. from the period subsequent to November 1, 2021 is included in the net loss attributable to the stockholders of Class A common stock for the twelve months ended September 30, 2022. Basic and diluted net loss per share of Class A common stock for the three and twelve months ended September 30, 2022, respectively, have been computed as follows:

In thousands, except share and per share amounts	Twelve Months Ended September 30, 2022
Numerator:
Net loss	$(289,177)
Less: Net loss attributable to non-controlling interests	(184,692)
Net loss attributable to Fluence Energy, Inc.	$(104,485)

Denominator:
Weighted average shares of Class A common stock - basic and diluted	69,714,054
Loss per share of Class A common stock - basic and diluted	$(1.50)
Income Taxes
Fluence Energy, LLC is treated as a partnership for U.S. federal income tax purposes. As such, the members are individually liable for their own distributable share of taxable income or loss. After our IPO, we are now subject to U.S. federal and state income taxes with respect to our allocable share of any taxable income or loss of Fluence Energy, LLC, and we will be taxed at the prevailing corporate tax rates.
We will continue to be subject to foreign income taxes with respect to our foreign subsidiaries and our expectations are valuation allowances will be needed in certain tax jurisdictions. Foreign subsidiaries of the Company account for income taxes and the related accounts in accordance with ASC 740, Income Taxes. Under ASC 740, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.
The Company recognizes the tax benefits from uncertain tax positions if it is more likely than not that the position will be sustained on examination by the taxing authorities. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.
The preparation of income tax returns requires the use of management’s estimates and interpretations which may be subjected to review by the respective taxing authorities and may result in an assessment of additional taxes, penalties, and interest.
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
The Company’s cash equivalents include term deposits with original maturity of less than three months and are recorded at amortized cost. Fair value of cash equivalents approximates the carrying amount. The carrying amounts of trade receivables, accounts payable and short-term debt obligations approximate fair values due to their short maturities.
Short-term Investments and Marketable Securities: We obtain pricing from level 1 inputs which includes information from quoted market prices, pricing vendors or quotes from brokers/dealers. We conduct reviews of our primary pricing vendors to determine whether the inputs used in the vendor’s pricing processes are deemed to be observable. The fair value of U.S. Treasury securities and government-related securities, corporate bonds and notes and common stock is generally determined using standard observable inputs, including reported trades, quoted market prices, matrix pricing, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets and/or benchmark securities. The Company recorded a gain of $0.2 million from short-term investments for the year ending September 30, 2022.

in thousands	Twelve Months Ended September 30, 2022
Beginning balance	$—
Contributions / (withdrawals)	$110,143
Changes in fair market value	$212
Ending Balance	$110,355

Reclassification

Certain prior year amounts have been reclassified to conform to current period presentation on the consolidated balance sheet and statement of cash flow. Sales and use taxes that are to be reimbursed to us by our customer of $10.8 million is now reflected within “Trade receivable”, as opposed to being presented within “Other current assets”.

Recent Accounting Standards Adopted
The following table presents accounting standards adopted in 2022:

Standard	Description	Date of adoption	Effect on the financial statements and other significant matters
ASU 2016-02, Leases (Topic 842)	In February 2016, the FASB issued ASU 2016-02, which supersedes existing guidance on accounting for leases in ASC 840, Leases. This standard requires all leases to be recognized on the consolidated balance sheet. The FASB has issued several amendments to ASU 2016-02, including ASU 2018-11, Leases (Topic 842): Targeted Improvements that introduced an additional transition method permitting an entity to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. ASU 2016-02 includes optional practical expedients intended to reduce the cost and complexity to implement the new lease standard, such as an option to maintain the current lease classification for all existing lease arrangements and the option to use hindsight in evaluating lessee options to extend or terminate a lease. In June 2020, the FASB issued ASU 2020-05 delaying the effective date for nonpublic entities that had not already adopted the New Standard. Following this additional guidance, the New Standard is effective for annual periods in fiscal years beginning after December 15, 2021, and interim periods in fiscal years beginning after December 15, 2022.	October 1, 2021
The Company adopted the new leases standard utilizing the modified retrospective transition method, under which amounts in prior periods presented were not restated. For contracts existing at the time of adoption, the Company elected to not reassess (i) prior conclusions on whether existing arrangements contained a lease under ASC 840, (ii) lease classification, and (iii) initial direct costs. Upon adoption at October 1, 2021, the Company recorded $3.2 million of right-of-use (“ROU”) assets and $3.7 million of lease liabilities on its Consolidated Balance Sheet. The cumulative impact to retained earnings was insignificant.

ASU 2016-13, Financial Instruments—Credit Losses (Topic 326)	In February 2016, the FASB issued ASU 2016-13, which updates the impairment model for financial assets measured at amortized cost, known as the Current Expected Credit Loss (“CECL”) model. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for losses. There are various transition methods available upon adoption. Early adoption is permitted.	October 1, 2021	The adoption of the standard did not have a material impact on our financial statements.
ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes	In December 2019, the FASB issued ASU 2019-12, which removes certain exceptions related to the approach for intraperiod tax allocations, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. The guidance also clarifies and simplifies other areas of ASC 740. Certain amendments must be applied on a prospective basis, certain amendments must be applied on a retrospective basis, and certain amendments must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. Early adoption is permitted.	July 1, 2022	The adoption of the standard had no impact on the Company’s consolidated financial statements.
ASU 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)	The amendments in this ASU clarify the interaction between the accounting for investments in equity securities, investment in equity method and certain derivatives instruments. The ASU is expected to reduce diversity in practice and increase comparability of the accounting for these interactions.	October 1, 2021	The adoption had no impact on the Company's consolidated financial statements.

ASU 2020-10, Codification Improvements	This ASU improves consistency by amending the Codification to include all disclosure guidance in the appropriate disclosure sections and clarifies application of various provisions in the Codification by amending and adding new headings, cross referencing to other guidance, and refining or correcting terminology.	October 1, 2021	The adoption of the standard did not have a material impact on our financial statements.
ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers	The ASU requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. The standard should be applied prospectively to business combinations occurring on or after the effective date. The standard is effective for fiscal years beginning after December 15, 2022, with early adoption permitted.	October 1, 2021	The Company early adopted for fiscal 2022. The adoption had an immaterial impact to the Nispera acquisition in April 2022.

Recent Accounting Standards Not Yet Adopted

The following table presents accounting standards not yet adopted:

Standard	Description	Required date of adoption	Effect on the financial statements and other significant matters
Accounting Standards Update (ASU) No. 2022-04: Liabilities-Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations	In September 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2022-04, "Disclosure of Supplier Finance Program Obligations" ("ASU 2022-04"). ASU 2022-04 requires entities to disclose the key terms of supplier finance programs they use in connection with the purchase of goods and services, along with the amount of obligations outstanding at the end of each period and an annual rollforward of such obligations. This standard does not affect the recognition, measurement, or financial statement presentation of supplier finance program obligations.	ASU 2022-04 is effective for the Company beginning in its fiscal year ending, September 30, 2024 ("Fiscal 2024") and is to be applied retrospectively to all periods in which a balance sheet is presented. The annual rollforward disclosure is not required to be made until its fiscal year ending September 30, 2025 ("Fiscal 2025") and is to be applied prospectively. Early adoption is permitted.	The Company is evaluating the impact that this guidance will have on disclosures related to its supplier finance program obligations.
3.Revenue from Contracts with Customers
Disaggregation of revenue
The following table presents the Company’s revenues disaggregated by contract type:

in thousands	Fiscal Year Ended September 30,
	2022	2021	2020
Revenue from sale of energy storage products	$1,180,093	$673,754	$556,681
Revenue from services	15,912	5,706	3,773
Revenue from digital applications and solutions	2,472	952	—
Other	126	354	869
Total	$1,198,603	$680,766	$561,323
The following table presents the Company’s revenue disaggregated by geographical region. Revenues are attributed to regions based on location of customers:

in thousands	Fiscal Year Ended September 30,
	2022	2021	2020
Americas (North, Central and South America)(a)	$837,935	$487,572	$336,610
APAC (Asia Pacific)	178,233	134,874	192,679
EMEA (Europe, Middle-East and Africa)	182,435	58,320	32,034
Total	$1,198,603	$680,766	$561,323
(a) Revenue from United states of America was $582.3 million, $468.4 million and $318.9 million for 2022, 2021 and 2020, respectively.

Customer and Supplier Concentration
For each of the fiscal years ended September 30, 2021 and 2020, the Company had three customers that each accounted for 10% or more of total revenue. For the fiscal year ended September 30, 2022, two customers accounted for 10% or more of total revenue.
For the fiscal year ended September 30, 2022, our top five customers, in the aggregate, accounted for approximately 77% of our revenue, and related parties accounted for approximately 54% of our revenue. For the fiscal year ended September 30, 2022, our top five customers, in the aggregate, accounted for approximately 61% of our remaining backlog.
The Company has three suppliers of battery modules, which is a major component of energy storage products, accounting for approximately 64%, 28% and 8% of battery module purchases in the fiscal year ended September 30, 2022, respectively.

The company primarily relied on one contract manufacturer in Asia to assemble our cube sub-assemblies for the year ended September 30, 2022.
Deferred revenue
Deferred revenue represents the excess billings over the amount of revenue recognized to date. Deferred revenue from related parties is included in payables and deferred revenue with related parties on the Company’s consolidated balance sheets. The following table provides information about deferred revenue from contracts with customers:

in thousands	Fiscal Year Ended September 30,
	2022	2021	2020
Deferred revenue beginning of period	$71,365	$123,841	$52,980
Additions	269,883	69,289	120,852
Revenue recognized related to amounts that were included in beginning balance of deferred revenue	(68,175)	(121,765)	(49,991)
Deferred revenue end of period	$273,073	$71,365	$123,841

in thousands	Fiscal Year Ended September 30,
	2022	2021	2020
Deferred revenue from related parties beginning of period	$220,122	$11,425	$60,968
Additions	300,577	212,344	10,464
Revenue recognized related to amounts that were included in beginning balance of deferred revenue	(220,002)	(3,647)	(60,007)
Deferred revenue from related parties end of period	$300,697	$220,122	$11,425
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
As of September 30, 2022, the Company had $2,203.9 million of remaining performance obligations related to our contractual commitments, of which we expect to recognize 92% in revenue in the next five years and the remainder after five years.
Total remaining performance obligations related to our contractual commitments as of September 30, 2022:

in millions	As of September 30, 2022
2023-2027	$2,029.3
Thereafter	174.6
Total remaining performance obligations	$2,203.9
Costs to obtain a contract
The Company recognizes the incremental costs incurred to obtain or fulfill a contract with a customer as an asset when these costs are recoverable. These costs consist primarily of sales commissions. The amount was insignificant for fiscal year ended September 30, 2022 and 2021.

Variable consideration
As of September 30, 2022 and 2021, our transaction prices have been reduced to reflect variable consideration of $75.5 million and $52.8 million, respectively. Variable consideration primarily relates to our customers’ rights to liquidated damages in the event a specified milestone has not been met or equipment is not delivered to contract specifications. Variable consideration is estimated using the expected-value method which computes a weighted average amount based on a range of potential outcomes. In contracts in which a significant reversal may occur, we use constraint in recognizing revenue on variable consideration.
4.Business Combination
During April 2022, the Company entered into a share sale purchase agreement and acquired all outstanding shares, the assets and assumed the liabilities of Nispera AG (“Nispera”), a Zurich based provider of artificial intelligence (AI) and machine learning-enabled software-as-a-service (SaaS) targeting the renewable energy sector. Nispera’s advanced technology helps customers monitor, analyze, forecast, and optimize the performance and value of renewable energy assets. The preliminary base purchase price for the acquisition was $33.4 million, of which $27.1 million was paid in cash to investors, $2.6 million was paid to debt holders at the purchase date, and $3.7 million will be paid to investors 18 months from date of purchase. In addition, Fluence issued 0.5 million shares of restricted stock to Nispera’s management team that vest ratably over three years for retention purposes and is accounted for as stock compensation The acquisition represents a business combination under ASC 805 Business Combinations. The Company has included the financial results of the acquisition in its consolidated financial statements from the date of acquisition. Transaction costs associated with the acquisition were not significant and were expensed as incurred. The following table summarizes the preliminary aggregate fair values and estimated useful lives of the assets acquired and liabilities assumed, as of the date of the acquisition.

Fair Value of consideration transferred	$33,445
Recognized amounts of identifiable assets and liabilities assumed:
Cash	489
Accounts receivables and other assets	189
Trademark (11 years life)	750
Developed technology (12 years life)	16,500
Customer relationships (6 years life)	3,500
Accounts payable and other liabilities	(386)
Deferred revenue	(679)
Deferred tax liabilities	(3,454)
Total net identifiable assets acquired and liabilities assumed	$16,909
Goodwill	$16,536
The fair value of developed technology was determined using the multi-period excess earnings method as developed technology is considered to be the primary revenue-generating identifiable intangible asset acquired in the acquisition. The fair value assigned to assets acquired and liabilities assumed are based on management’s estimates and assumptions.
The goodwill is primarily attributed to the expanded market opportunities when integrating the acquired entity’s technology with the Company’s technology and the assembled workforce. The excess of the acquisition price over the fair value of assets acquired and liabilities assumed was recorded to goodwill. The goodwill is not deductible for income tax purposes.
The valuation was complex due to the significant estimation uncertainty in certain assumptions used to determine the fair value of intangible assets acquired.
The allocation of fair value of purchase consideration was finalized in the fourth quarter of 2022, and there were no material changes to the fair value of assets acquired and liabilities assumed, as previously reported.

5.Inventory, Net
Inventory consisted of the following:

in thousands	September 30, 2022			September 30, 2021
	Cost	Provision	Net	Cost	Provision	Net
Cubes, batteries, and other equipment (a)	$653,059	$(1,294)	$651,765	$402,157	$(12,980)	$389,177
Shipping containers and spare parts	982	(12)	970	1,857	(1,247)	610
Total	$654,041	$(1,306)	$652,735	$404,014	$(14,227)	$389,787
(a) Provision as of September 30, 2021 included $13.0 million loss recognized for inventory damaged in transit related to the 2021 cargo loss incident. Refer to Note 14 - Commitments and Contingencies for a detail discussion of the 2021 cargo loss incident.
6.Other Current Assets
Other current assets consisted of the following amounts:

in thousands	September 30,
	2022	2021
Taxes recoverable	$14,378	$3,294
Receivable from insurance (a)	—	10,000
Deferred equity issuance costs	—	7,103
Advance payments	1,813	3,601
Prepaid expenses	2,095	2,480
Prepaid insurance	1,549	—
Derivative Asset	5,574	—
Other	1,226	4,684
Total	$26,635	$31,162
(a) Receivable from insurance of $10.0 million as of September 30, 2021 represents insurance recoveries that are probable of collection related to the 2021 cargo loss incident. Refer to Note 14 - Commitments and Contingencies for a detail discussion of the 2021 cargo loss incident.
(b) Derivative Assets relate to forward contracts used to mitigate foreign exchange risk exposure on customer projects, gains and losses on forward contracts are recorded to cost of goods and services.

7.Property and Equipment, Net
Property and equipment are stated at amortized cost and consisted of the following:

in thousands	September 30, 2022			September 30, 2021
	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Machinery and Equipment	$4,229	$(1,426)	$2,803	$4,642	$(976)	$3,666
Construction in Progress	6,808	—	6,808	855	—	855
IT Equipment	2,416	(851)	1,565	1,296	(424)	872
Furniture and Fixtures	1,147	(495)	652	1,239	(271)	968
Leasehold Improvements	1,482	(920)	562	1,268	(510)	758
Other	2,568	(1,203)	1,365	1,415	(328)	1,087
Total	$18,650	$(4,895)	$13,755	$10,715	$(2,509)	$8,206
Total depreciation expense was $2.4 million, $1.4 million and $0.5 million for the fiscal year ended September 30, 2022, 2021 and 2020, respectively.
Property and equipment are depreciated over the estimated useful lives of the respective assets on a straight-line basis. The range of estimated lives for the respective assets is as follows:

Machinery and equipment	10 years
IT equipment	5 years
Furniture and fixtures	5 years
Leasehold Improvements	10 years, or lease term if shorter
Other	2 years
8.Leases
On October 1, 2021 the Company adopted ASU 2016-02, Leases ("ASC 842") including the subsequent ASU's that amended and clarified the related guidance. ASC 842 requires lessees to recognize assets and liabilities for most leases. The Company determines if an arrangement is a lease at contract inception. A lease exists when a contract conveys to the customer the right to control the use of an identified asset for a period of time in exchange for consideration. The definition of a lease embodies two conditions: (1) there is an identified asset in the contract, and (2) the customer has the right to control the use of the identified asset. Lessees are required to classify leases as either finance or operating leases. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease.
ASC 842 provided several optional practical expedients for use in transition to and ongoing application of ASC 842. The Company elected to utilize the package of practical expedients in ASC 842-10-65-1(f) that, upon adoption of ASC 842, allows entities to (1) not reassess whether any expired or existing contracts are or contain leases, (2) retain the classification of leases (e.g., operating or finance lease) existing as of the date of adoption and (3) not reassess initial direct costs for any existing leases. The Company did not elect the practical expedient pertaining to the use of hindsight. For all asset classes which the Company currently has leases, the Company elected to utilize the practical expedient in ASC 842-10-15-37 in which the Company has chosen to account for each separate lease component of a contract and its associated non-lease components as a single lease component.
The Company’s right-of-use assets and lease liabilities primarily relate to offices, land, warehouses, and equipment. The Company’s leases have remaining lease terms of one year to three years . The Company's leases are all classified as operating leases. Certain of the Company’s leases contain renewal, extension, or termination options. The Company assesses each option on an individual basis and will only include options reasonably certain of exercise in the lease term. The Company generally considers the base term to be the term provided in the contract. None of the Company’s lease agreements contain material options to purchase the leased property, material residual value guarantees, or material restrictions or covenants.
The Company does not recognize a lease liability or right-of-use asset on the balance sheet for short-term leases. Instead, the Company recognizes short-term lease payments as an expense on a straight-line basis over the lease term. A short-term lease is defined as a lease that, at the commencement date, has a lease term of 12 months or less and does not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise. Leases (with terms greater than twelve months) are recorded on the consolidated balance sheet at the present value of the minimum lease payments not yet paid. As the Company's leases do not provide an implicit rate, the Company generally uses its incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date to calculate the present value of future lease payments. Certain leases include payments that are based solely on an index or rate. These variable lease payments are included in the calculation of the ROU asset and lease liability and are initially measured using the index or rate at the lease commencement date. Other variable lease payments, such as payments based on use and for property taxes, insurance, or common area maintenance that are based on actual assessments are excluded from the ROU asset and lease liability and are expensed as incurred. In addition to the present value of the future lease payments, the calculation of the ROU asset also includes adjustments for lease incentives, deferred rent, lease prepayments and initial direct costs of obtaining the lease, such as commissions.
Certain lease contracts contain nonlease components such as maintenance and utilities. As discussed above, the Company has made an accounting policy election, as allowed under ASC 842-10-15-37, to capitalize both the lease component and nonlease components of its contracts as a single lease component for its right-of-use assets. This election applies at the asset class level.
The Company has subleased a portion of an office to third party where the Company remains primarily liable to the landlord for the performance of all obligations in the event that the sub-lessee does not perform its obligations under the lease. As a result of the sublease arrangements, future rental commitments under the operating lease will be offset by sublease amounts to be paid by the sub-lessee. In general, the terms of the sublease are similar to the terms of the master lease.

in thousands	Year Ended
September 30, 2022
Lease cost
Operating lease cost	$1,713
Variable lease cost	765
Sublease income	(182)
Total lease cost	$2,296
Supplemental information related to the Company's leases for the year ended September 30, 2022 was as follows:

in thousands	Year Ended
September 30, 2022
Cash paid for amounts included in the measurements of lease liabilities	$1,880
Right-of-use assets obtained in exchange for new operating lease liabilities	$918
Weighted average remaining lease term - operating leases	1.4 years
Weighted average discount rate - operating leases	3.17%

Total remaining lease payments under the Company's leases for each of the succeeding years is as follows (in thousands):

Year Ended September 30,	Operating Leases
2023	$1,797
2024	724
2025	274
2026	38
2027	–
Thereafter	–
Total lease payments	2,833
Less: Interest	(90)
Present value of lease liabilities	$2,743

9.Intangible Assets, Net
Intangible assets are stated at amortized cost and consist of the following:

in thousands	Weighted Average Estimated Useful Lives	September 30, 2022			September 30, 2021
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Patents and licenses	14 years	$28,551	$(9,033)	$19,518	$32,982	$(9,207)	$23,775
Developed technology (a)	12 years	28,347	(2,720)	25,627	$12,600	$(1,050)	$11,550
Customer relationship (a)	6 years	3,340	(263)	3,077	—	—	—
Tradenames/Trademarks (a)	11 years	5,216	(2,679)	2,537	—	—	—
Other	6 years	1,213	(276)	937	894	(162)	732
Total		$66,667	$(14,971)	$51,696	$46,476	$(10,419)	$36,057
(a) The intangible assets as of September 30, 2022 included $16.5 million, $3.5 million and $0.8 million, respectively, related to the acquisition of Nispera discussed in Note 4 - Business Combinations.

Intangible assets are amortized over the estimated useful lives of the respective assets on a straight-line basis. Total amortization expense was $4.6 million, $3.6 million, and $2.5 million for the fiscal year ended September 30, 2022, 2021 and 2020, respectively.
Total future amortization expense for finite-lived intangible assets was estimated as follows:

In thousands	Future Amortization Expenses
2023	$5,677
2024	5,672
2025	5,672
2026	5,131
2027	4,991
Thereafter	24,553
Total	$51,696

10.Goodwill
Goodwill is assessed for impairment annually each year during on the first day of the Company’s fourth quarter, or when impairment indicators exist. No impairment was recognized for the fiscal year ended September 30, 2022 or 2021.
The following table presents the goodwill activity:

in thousands	Fiscal Year Ended September 30,
	2022	2021
Goodwill, Beginning of the period	$9,176	$4,731
Foreign currency adjustment	(861)	(4)
Acquisition related goodwill (a)	16,536	4,449
Goodwill, End of the period	$24,851	$9,176
(a) Refer to Note 4 - Business Combination for a further discussion of acquisition related goodwill.
11.Accruals and Provisions
Accruals mainly represent not yet invoiced milestones for inventory such as batteries, enclosures, and inverters. According to master supply agreements between the Company, and suppliers of the inventory, vendor bills are issued according to contracted billing schedules with some milestones invoiced after delivery, upon full installation and commissioning of the equipment at substantial completion and final completion project stages. Accruals and provisions consisted of the following:

in thousands	September 30,
	2022	2021
Accruals	$152,996	$155,963
Provisions for expected project losses	30,032	30,180
Other project related provisions	1,625	257
Total	184,653	186,400
Less: non-current portion	(839)	(257)
Current portion	$183,814	$186,143

12.Debt
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

The Credit Agreement contains customary covenants for these types of financing, including, but not limited to, covenants that restrict our ability to incur additional indebtedness; incur liens; sell, transfer, or dispose of property and assets; make investments or acquisitions; make dividends, distributions or other restricted payments; and engage in affiliate transactions. The Credit Agreement limits our ability to make certain payments, including dividends and distributions on Fluence Energy, LLC’s equity, Fluence Energy, Inc.’s equity and other restricted payments. Under the terms of the Revolving Credit Agreement, Fluence Energy, LLC and its subsidiaries are currently limited in their ability to pay cash dividends to, lend to, or make other investments in Fluence Energy, Inc., subject to certain exceptions, including among others (i) the ability to make investments of up to the greater of (a) $10,500,000 and (b) 1.5% of the consolidated assets of Fluence Energy, Inc. and its subsidiaries, and (ii) the ability to issue dividends and make other Restricted Payments (as defined in the Revolving Credit Agreement) (a) if after giving pro forma effect to such dividend or other Restricted Payment the Total Liquidity (as defined in the Revolving Credit Agreement) of Fluence Energy, Inc. and its subsidiaries party to the Revolving Credit Agreement is at least $600,000,000, and (b) such dividend or other Restricted Payment is made to reimburse Fluence Energy, Inc. for certain tax distributions under the Fluence Energy LLC Agreement and certain payments under the Tax Receivable Agreement and certain operational expenses incurred in connection with the ownership and management of Fluence Energy, LLC. In addition, we are required to maintain (i) minimum liquidity and gross revenue requirements, in each case, until consolidated EBITDA reaches $150 million for the most recent four fiscal quarters and we make an election, and (ii) thereafter, a maximum total leverage ratio and a minimum interest coverage ratio. Such covenants will be tested on a quarterly basis. As of September 30, 2022, we were in compliance with all such covenants or maintained availability above such covenant triggers.
As of September 30, 2022, we had no borrowings under the Revolver and $27.1 million of letters of credit outstanding, and availability under the facility was $172.9 million net of letters of credit issued.

Line of Credit
Prior to the IPO, the Company had an Uncommitted Line of Credit Agreement (“Line of Credit’) with Citibank, N.A. (“Citibank”) which allowed us to borrow an amount in aggregate not to exceed $50 million, with the expiration date on March 31, 2023. Outstanding borrowings from the Line of Credit were $50 million as of September 30, 2021. The weighted average annual interest rate of the borrowing was 2.83%. On November 1, 2021, the $50 million outstanding borrowings from the Line of Credit was paid off using the proceeds from our IPO and the Line of Credit was canceled shortly thereafter.
Refer to Note 15 - Related-Party Transactions for borrowing from related parties

13.Income Taxes
The following table presents the components of loss before income tax (in thousands):

in thousands	Fiscal Year Ended September 30,
	2022	2021	2020
Domestic	$(213,764)	$(158,876)	$(34,929)
Foreign	(74,056)	(1,298)	(5,360)
Loss before income taxes	$(287,820)	$(160,174)	$(40,289)
The major components of income tax expense/(benefit) were as follows:

in thousands	Fiscal Year Ended September 30,
	2022	2021	2020
Current income tax expense (benefit):
Domestic	$—	$—	$—
Foreign	$1,234	$3,079	$1,099
Deferred income tax expense (benefit):
Domestic	—	—	—
Foreign	(243)	(1,346)	1,900
Withholding income tax expense:
Domestic	—	—	—
Foreign	366	96	3,422
Total income tax expense (benefit)	$1,357	$1,829	$6,421
The following table summarizes a reconciliation of the U.S. statutory federal income tax rate to the Company’s effective tax rate.

in thousands	Fiscal Year Ended September 30,
	2022	2021	2020
Statutory rate	21.0%	21.0%	21.0%
State taxes	1.7%	—%	—%
Flow-through losses	(9.5)%	(20.8)%	(18.2)%
Foreign rate differential	1.0%	0.5%	1.4%
Withholding taxes	(0.1)%	(0.1)%	(8.5)%
Valuation allowance	(15.2)%	(2.4)%	(10.0)%
Permanent differences	1.2%	0.8%	(1.2)%
Other items, net	(0.6)%	(0.1)%	(0.4)%
Effective Tax Rate	(0.5)%	(1.1)%	(15.9)%

Deferred income tax is generated by Fluence Energy, Inc. and its foreign subsidiaries and is comprised of the following:

in thousands	September 30,
	2022	2021
Deferred Tax Assets
Inventory	$35,756	$2,687
Investment in Fluence Energy, LLC	293,732	—
Deferred revenue	10,465	9,081
Tax loss carryforwards	55,859	11,545
Trade receivables	—	9
Unrealized foreign exchange losses	3,517	1,060
Share-based compensation	4,436	—
Other deferred tax assets	223	—
Total deferred tax assets	403,988	24,382
Valuation allowance	(354,404)	(11,632)
Net deferred tax assets	49,584	12,750
Deferred Tax Liabilities
Trade receivables	(16,330)	(5,240)
Intangible assets	(3,848)	(150)
Accrued and other liabilities	(29,932)	(6,176)
Unrealized foreign exchange gains	(1,118)	—
Other deferred tax liabilities	(204)	—
Total deferred tax liabilities	$(51,432)	$(11,566)
Total net deferred tax assets (liabilities)	$(1,848)	$1,184
As of September 30, 2022, the Company did not have material undistributed foreign earnings. The Company has not recorded a deferred tax liability on the undistributed earnings from its foreign subsidiaries, as such earnings are considered to be indefinitely reinvested.
The foreign net operating loss carryforwards as of September 30, 2022 and September 30, 2021 are approximately $153.7 million and $66.9 million, respectively. The majority of the net operating loss carryforwards are attributable to the Company’s German and Australian subsidiaries that have an unlimited carryforward period. Approximately $6.1 million of the foreign net operating losses will expire between FY23 and FY30. The federal and state net operating loss carryforwards as of September 30, 2022 are approximately $184.4 million ($105.8 million federal and $78.6 million state). The federal and state net operating loss carryforwards are attributable to Fluence Energy, Inc. a corporate entity which, upon IPO on November 1, 2021, became a holding company of Fluence Energy, LLC. The federal net operating losses have an unlimited carryforward period. Approximately $66.8 million of state net operating losses will expire between FY32 and FY42.
As of September 30, 2022 and 2021, the Company had recorded a valuation allowance of $354.4 million and $11.6 million, respectively. In 2021, the valuation allowances were recorded against deferred tax assets of the Company’s German and Australian subsidiaries. In 2022, the valuation allowances were recorded against deferred tax assets of the Company’s German and Australian subsidiaries, as well as Fluence Energy, Inc. As a holding company, Fluence Energy, Inc. recorded deferred tax assets primarily related to its investment in the LLC. The Company determined that based on the weight of available evidence, including cumulative losses, it is more-likely-than-not that the net deferred tax assets at Fluence Energy, Inc. and its German and Australian entities will not be realized and recorded a valuation allowance against such deferred tax assets.
The net increase in the valuation allowance of $342.8 million in fiscal year 2022 is due to a $302.5 million increase recorded through equity related to the IPO and other organizational transactions, a $43.6 million increase in valuation allowance related to current year activity in jurisdictions with full valuation allowances, and a $3.2 million decrease related to currency translation adjustments. Further, a future reversal of $3.0 million of the valuation allowance on deferred tax assets as of September 30, 2022, would be accounted for as an increase in equity.

As of September 30, 2022 and 2021, the Company has not recognized tax benefits relating to uncertain tax positions. During the year, the German tax authorities audited Fluence Germany for the period beginning January 1, 2018 through December 31, 2021. In October of 2022, the tax authorities issued a report confirming no finding upon the finalization of the audit. With the exception of Germany, the period from January 1, 2018 until September 30, 2022 remains subject to examination by foreign, federal and state taxing authorities. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.

On August 16, 2022, the US enacted the Inflation Reduction Act of 2022, which, among other things, implements a 15% minimum tax on book income of certain large corporations effective in 2024, a 1% excise tax on net stock repurchases after December 31, 2022 and several tax incentives to promote clean energy. We are still evaluating the impact these Inflation Reduction Act related tax incentives may have on our financial results as we go forward.
14.Commitments and Contingencies
Guarantees
As of September 30, 2022, the Company had outstanding bank guarantees issued as performance security arrangements for several projects. Performance security is a precondition to receive any payment from the customer and is reduced in stages according to the project completion status.
Typical turn-key contracts and long-term service agreements contain provisions for performance liquidated damages payments if the solution fails to meet the guaranteed performance thresholds at completion of the project or throughout the service agreement period.
Purchase Commitments
The Company has commitments for minimum volumes of purchases of batteries under a master supply agreement. Liquidated damages apply if the minimum purchase volumes are not met. The Company expects to meet the minimum committed volumes of purchases. The following presents our future minimum purchase commitments by fiscal year, primarily for batteries, and liquidated damages if the minimum purchase volumes are not met as of September 30, 2022:

in thousands	Purchase Commitments	Liquidated Damages
2023	$665,871	$30,799
2024	768,898	122,157
2025	170,295	33,321
2026 and thereafter	4,050	2,502
Total	$1,609,114	$188,779

We are currently renegotiating our existing master service agreement with one of our largest battery suppliers, and the purchase commitments set forth above are not reflective of any increase in price that results from such negotiation.

During the twelve months ended September 30, 2022, the Company made a $60.0 million advance payment as a capacity guarantee pursuant to a purchase agreement with one of our suppliers, of which, as of September 30, 2022, the balances of $51.3 million and $8.8 million are recorded within “Current assets - Advances to suppliers” and “Non-current assets - Advances to suppliers”, respectively, on the condensed consolidated balance sheets.

Warranties
The Company is party to both assurance and service-type warranties for various lengths of time. The Company recognizes revenue for service type warranties using either a straight-line or cost to cost method depending on the contract. Extended warranties that customers purchase separately from the related products and services are accounted for as separate performance obligations.

The Company provides a limited warranty related to the successful operation of battery-based energy storage solutions, apart from the service type warranties described above and are normally provided for a limited period of time from one to five years, after the commercial operation date or substantial completion depending on the contract terms. The warranties are considered assurance-type warranties which provide a guarantee of quality of the products.
For assurance-type warranties, the Company records an estimate of future warranty cost when the battery energy solution is transferred to the customer and the future costs of servicing the warranty are both probable and estimable. Periodically, the Company evaluates and adjusts warranty costs to the extent that actual warranty costs materially differ from the original estimates. As of September 30, 2022, the Company accrued warranty liabilities of $1.6 million. No liability was recorded as of September 30, 2021 as no material amount of costs for assurance type warranties were deemed probable and estimable.

The warranty liability was recorded as follows (in thousands):

	Fiscal year ended September 30,
	2022	2021
Beginning balance, warranty liability	$—	$—
Increase (decrease) to ST warranty accrual estimate	786.3	—
Increase (decrease) to LT warranty accrual estimate	838.7	—
Ending balance, aggregate warranty liability	$1,625.0	$—

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

The following discusses certain potential loss contingencies as of September 30, 2022:

2021 Cargo Loss Incident
On April 28, 2021, the Company was notified of an emergency aboard a vessel carrying Fluence inventory. This incident resulted in damage to a portion of our cargo aboard the vessel. The Company recorded $13.0 million provision to its inventory as of September 30, 2021 based on the net realizable value of cargo that was destroyed. During the twelve months ended September 30, 2022, $13.0 million of inventory was written off. In addition to the inventory losses, we have incurred and expect to incur incremental expenses related to the incident, primarily consisting of inspection costs, project cost overruns due to logistical changes, legal fees, fees to dispose of the damaged cargo, and additional cost to replace the damaged cargo. We received an aggregate of $10.0 million insurance proceeds related to non-disputed claims, $7.5 million of which was collected in October 2021 and the remaining $2.5 million was collected in April 2022.
2021 Overheating Event at Customer Facility

On September 4, 2021, a 300 MW energy storage facility owned by one of our customers experienced an overheating event. Fluence served as the energy storage technology provider designed and installed portions of the facility, which was completed in fiscal year 2021. No injuries were reported from the incident. The facility was taken offline as teams from Fluence, our customer, and the battery designer/manufacturer investigated the incident. Our customer released initial findings in the second fiscal quarter of 2022 on what it contends is the root cause of the incident. At this time, Fluence cannot comment on or accept the customer’s stated findings. The customer’s stated findings, if ultimately confirmed and proven, could relate to certain scopes of work for which Fluence or its subcontractors could be responsible. The customer’s stated findings, however, could also relate to certain scopes of work for which other parties were responsible and/or relate to other causes, including the design and installation of portions of the facility over which Fluence did not have responsibility or control. The customer has alleged that Fluence is liable for the incident but has not yet demanded a specific amount of compensation nor alleged a particular level of responsibility. Fluence has denied liability. No formal legal proceedings have been commenced, but it is reasonably possible that litigation may result from this matter if a resolution cannot be achieved. Any such dispute would also likely include claims by Fluence and counterclaims by the customer relating to disputed costs arising from the original design and construction of the facility. The customer announced in July of 2022 that a large portion of the facility was back online. We are currently not able to estimate the impact, that this incident may have on our financial results. To date, we do not believe that this incident has impacted the market’s adoption of our products.
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

Negotiations with our Largest Battery Module Vendor

In December 2021 we entered into negotiations with our largest battery module vendor to amend our battery supply agreement. As part of these discussions the vendor is seeking to renegotiate the price we were to pay the vendor for battery modules purchased in calendar 2022 as well as those expected to be purchased during the remainder of 2022 as well as 2023 calendar years. As part of these negotiations, we also discussed settlement of damages incurred by Fluence for defective products and delays caused by the battery module vendor. These negotiations continued throughout fiscal year 2022 with no agreement on pricing or key terms. In December 2022, we reached an agreement in principle, on pricing related to calendar year 2022 and 2023. As a result, our costs related to batteries purchased in calendar year 2022 increased by $66.1 million, of which $17.9 million has been recognized as cost of goods and services, $31.8 million as an increase the value of inventory in fiscal year 2022. The remainder will be incurred in the first quarter of 2023. In addition, we agreed in principle to settle damages, in which the battery module vendor will remit a payment to the Company for the amount of $20.0 million, for lost revenues that we incurred primarily as a result of battery module supply delays. The payment represents a gain contingency and will be recognized in our financial statements when realized. Furthermore, the battery module vendor has agreed to reimburse us for $3.1 million related to costs incurred for product defects. As the costs were incurred prior to September 30, 2022 we have recorded a receivable for the claim. As the claim for liquidated damages, cost reimbursement and batteries were negotiated at the same time, we evaluated the agreement to determine each of these components were recognized (or will be recognized) based upon their relative fair value. This determination required the use of judgement and estimates in to develop standalone value. The amounts, timing and the nature of the amended battery module agreement and settlements is dependent upon us reaching a final agreement which may not occur.
15.Related-Party Transactions
Related parties are represented by AES and Siemens, their respective subsidiaries and other entities under common control. As of September 30, 2022, AES holds 58,586,695 shares of Class B-1 common stock of Fluence Energy, Inc. and Siemens hold and aggregate of 58,586,695 shares of Class A common stock of Fluence Energy, Inc.
Capital Contributions from Members
In June 2021, Siemens made $6.3 million capital contribution in cash to the Company in exchange for certain amendments to the Company’s limited liability company agreement. In January 2020, AES made a $2.5 million capital contribution in cash.
Borrowings from Related Parties
On April 28, 2021, and June 3, 2021, the Company borrowed $25.0 million and $25.0 million from AES and Siemens, respectively, in the form of one-year subordinated promissory notes, each bearing an annual interest at 2.86%. Both borrowings were paid off in June 2021.
On May 3, 2021, the Company borrowed $25.0 million from Siemens in the form of a one-year subordinated promissory note with an annual interest rate of 2.86%. The borrowing was paid off in June 2021.
On August 11, 2021, the Company borrowed $25.0 million and $25.0 million from AES and Siemens, respectively, in the form of subordinated promissory notes, each bearing an annual interest at 2.86%. The promissory notes were paid off in full on November 1, 2021 using proceeds from the IPO.
All related party borrowings were for general working capital needs.

Sales Contracts with Related Parties
The Company signs back-to-back battery-based energy storage product and related service contracts with AES, Siemens and their subsidiaries (collectively referred to as affiliates) in relation to execution of the affiliates’ contracts with external customers and also direct contracts signed with affiliates. Revenue from contracts with affiliates is included in “Revenue from related parties” on the Company’s consolidated statements of operations and comprehensive loss.
In addition, the Company purchases materials and supplies from its affiliates and records the costs in “Cost of goods and services” on the Company’s consolidated statements of operations and comprehensive loss.
Service Agreements with Affiliates
Fluence and its affiliates have signed service agreements under which the affiliates provide certain management and administrative services to Fluence. The services include but are not limited to, treasury, information technology services, sales services, and research and development. Cost of services are accrued monthly and included in “Payables and deferred revenue with related parties”, and “General and administrative”, “Sales and marketing”, or “Research and development” on the Company’s consolidated balance sheets and statements of operations and comprehensive loss, respectively.
Contract Performance Guarantees
Fluence paid performance guarantee fees to its affiliates in exchange for guaranteeing Fluence’s performance obligations under certain contracts with Fluence’s customers, which are based on the affiliates’ weighted average cost for bank guarantees and their per annum cost of surety bonds with a reasonable markup. The guarantee fees are included in “Costs of goods and services” on the Company’s consolidated statements of operations and comprehensive loss.

Receivables and Payables
The following table presents the components of receivables from related parties and payables to related parties on the Company’s consolidated balance sheets:

in thousands	September 30,
	2022	2021
Accounts receivable	$91,879	$26,292
Unbilled receivables	20,148	7,070
Total receivables from related parties	$112,027	$33,362
Accounts payable	$2,550	$4,510
Deferred revenue	300,697	220,122
Accrued liabilities	3,101	3,293
Total payables and deferred revenue with related parties	$306,348	$227,925
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
The following table presents the related party transactions that are included the Company’s consolidated statements of operations and comprehensive loss for the periods indicated:

in thousands	Fiscal Year Ended September 30,
	2022	2021	2020
Revenue	$646,332	$86,711	$159,647
Cost of goods and services	(19,753)	(27,673)	(14,399)
Research and development expenses	(141)	(356)	(511)
Sales and marketing expenses	(1,679)	(1,991)	(2,105)
General and administrative expenses	(4,918)	(1,172)	(1,656)
The Company did not have any capitalized assets from related parties for the fiscal year ended September 30, 2022. In addition, the Company had purchases from related parties capitalized as assets $1.5 million and $1.9 million for the fiscal year ended September 30, 2021 and 2020 respectively.
16.Employee Benefit Plan
The Company maintains a 401(k) plan covering all eligible U.S. payroll employees. The 401(k) plan provides that eligible employees may make contributions subject to IRS limitations. Under terms of the 401(k) plan, the Company matches an employee’s contributions at a rate of 100% up to 5% of the employee’s annual salary. For the fiscal years ended September 30, 2022, 2021 and 2020, the Company contributed approximately $4.1 million, $1.9 million and $0.9 million to the 401(k) plan, respectively.
17.Stock-Based Compensation
The Company expenses the grant date fair value of all awards using the straight-line method over the applicable service period. The Company has made a policy election to account for forfeitures as they occur. If there are any modifications of the underlying invested securities or the terms of the unit option or phantom unit, it may be necessary to accelerate or increase any remaining unamortized unit-based compensation expense.

The Option Plan

In 2020, the Company established the Nonqualified Unit Option Plan (“the Option Plan”) under which 8,923,121 stock options with an exercise price of $2.45 remain outstanding as of September 30, 2022. Stock options under the plan have a contractual term of 10 years from the date of grant. The Company estimates the fair value of the unit-based awards, including unit options and phantom awards, using the Black-Scholes option-pricing model. Determining the fair value of unit-based awards requires the use of highly subjective assumptions, including the fair value of the unit underlying the award, the expected term of the award and expected unit price volatility. The outstanding awards will continue to be governed by their existing terms under the Option Plan. The Option Plan is accounted for as an equity plan.

The following table summarizes the unit option activity under the Option Plan:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)
Outstanding as of October 1, 2021	11,974,343	$2.45	9.51
Exercised	(1,131,765)	2.45
Forfeited	(1,919,457)	2.45
Outstanding and exercisable as of September 30, 2022	8,923,121	2.45	8.51
The total intrinsic value of the 2020 Plan stock options outstanding during the years ended September 30, 2022 was $108.3 million. Total compensation cost related to nonvested awards not yet recognized as of September 30, 2022 totaled $1.7 million, and is expected to be recognized over a weighted average period of 1.5 years.
Phantom Units
Employees, directors, consultants, and other independent contractors are eligible to receive equity awards and other forms of compensation under the Phantom Equity Incentive Plan (“the Incentive Plan”).
As of the fiscal year ended September 30, 2022, 605,591 class A-1 phantom units to certain employees and non-employees were outstanding. All units granted vest upon the satisfaction of a performance condition, if the condition is met before the awards’ expiration date. The performance condition is satisfied upon the occurrence of a liquidity event, which is the earlier of either six months after the effective date of a registration statement for our IPO or a change in control.
As a liquidity event had not occurred as of September 30, 2021, no compensation costs were recorded during the fiscal year ended September 30, 2021. The completion of the IPO on November 1, 2021 resulted in achievement of the performance condition underlying awards granted under the 2020 Plans. Accordingly, previously unrecognized stock compensation expense was recognized during the twelve months ended September 30, 2022.
The grant date fair value of the phantom units was $2.20 per unit. Phantom units granted to foreign employees in certain countries will require cash settlement. As such, the awards which require cash settlement are classified as liability awards. The remainder of the phantom units include a contingent cash settlement option outside the control of the holder and as such are classified as equity.
The following table presents information concerning the outstanding phantom units granted by the Company:

Number of Units
Outstanding – As of September 30, 2021	2,169,060
Granted	—
Exercised	(1,427,662)
Forfeited	(135,807)
Outstanding as of September 30, 2022	605,591
Total compensation cost related to nonvested awards not yet recognized as of September 30, 2022 totaled $8.4 million, and is expected to be recognized over a weighted average period of 1.2 years. The fair value of Phantom Units that vested during the year ended September 30, 2022, was $3.1 million. There is no contractual term on the Phantom Units.
2021 stock-based compensation plans

During 2021, the Company established the 2021 Incentive Award Plan and Restricted Stock Units (“2021 Plan”) which permits the issuance of 9,500,000 shares of Class A common stock for the grant of incentive stock options (“ISO”) and Restricted Stock Units (“RSU”) for management, other employees, and board members of the Company. Employee stock-based awards, consisting of stock options or restricted stock units (RSUs) expected to be settled by issuing shares of Class A common stock, are recorded as equity awards.

The 2021 Plan is accounted for as an equity plan. Compensation expense is recognized on a straight-line basis over a three-year period, the total requisite service period of the awards.

The following table summarizes the unit option activity under the 2021 Plan

Number of RSUs
Outstanding as of October 1, 2021	—
Granted	2,377,799
Exercised	—
Forfeited	(220,906)
Outstanding and exercisable as of September 30, 2022	2,156,893

The weighted average grant date fair value of the RSUs was $20.51 and the RSUs generally vest in three equal annual installments. Total compensation cost related to nonvested awards not yet recognized as of September 30, 2022, was $26.9 million and is expected to be recognized over a weighted average period of 2.5 years. There is no contractual term on the RSUs under the 2021 Plan.

Other
In connection with the acquisition of Nispera, Fluence issued 0.5 million shares of restricted stock to Nispera’s management team. The estimated post combination expense to the Company as a result of the business combination was approximately $6.9 million which will be recognized on a straight-line basis over the remaining service period that was stipulated in each holder’s original RSU agreement

In connection with the Phantom Units, the Company incurred $3.0 million in stock based compensation expense which was settled in cash.

In relation to awards previously granted to the Company’s former CEO, who served as a director of the Company through the date of the IPO, the Coughlin award modification 1) accelerated the vesting of phantom unites to the IPO date that would have otherwise vested on the six-month anniversary of the consummation, and 2) accelerated the vesting of unit options to the IPO date that would have otherwise vested on April 2, 2022 assuming continued service. The resolution stipulates that the awards subject to accelerated vesting shall be settled fully in cash, using the IPO price to calculate the settlement value. All other equity awards granted to the individual were concurrently cancelled. Incremental stock compensation expense related to the modification was $5.7 million, which was recognized fully during the three months ended December 31, 2021.

Stock-based compensation expense

The stock-based compensation expense was recorded as follows (in thousands):

	2022	2021	2020
Cost of goods and services	$8,523	$—	$—
Research and development	$7,846	$—	$—
Sales and marketing	$4,149	$—	$—
General and administrative	$23,613	$—	$—
Total stock-based compensation expense	$44,131	$—	$—

18.Subsequent Events
Restructuring Plan

On November 11, 2022, the board of directors approved a restructuring plan to create a more sustainable organization structure for long term growth. As part of this plan, we will relocate certain positions at high-cost locations to the Fluence India Technology Centre. We expect that the restructuring plan will be complete by the end of fiscal year 2023. Management has the authority to expand the plan as determined necessary without additional board consent. We do not expect costs incurred to be material.

SCHEDULE I. CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
FLUENCE ENERGY, INC.
CONDENSED BALANCE SHEETS
(PARENT COMPANY ONLY)
(U.S. Dollars in Thousands, except share and per share amounts)

	September 30,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$—	$—
Other receivables	19	—
Total current assets	19	—
Non-current assets:
Deferred income tax asset, net	—	—
Investment in subsidiaries	847,356	—
Total non-current assets	847,356	—
Total assets	$847,375	$—
Liabilities, stockholders’ equity
Current liabilities:
Accounts payable - related party	208	—
Total current liabilities	208	—
Total liabilities	208	—
Commitments and Contingencies (Note 3)
Stockholders’ Equity:
Preferred stock, $0.00001 per share, 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2022 and 2021	—	—
Class A common stock, $0.00001 par value per share, 1,200,000,000 shares authorized; 115,424,025 shares issued and 114,873,121 shares outstanding as of September 30, 2022; no shares issued and outstanding as of September 30, 2021	—	—
Class B-1 common stock, $0.00001 par value per share, 200,000,000 shares authorized; 58,586,695 shares issued and outstanding as of September 30, 2022; no shares issued and outstanding as of September 30, 2021	—	—
Class B-2 common stock, $0.00001 par value per share, 200,000,000 shares authorized; no shares issued and outstanding as of September 30, 2022 and 2021	—	—
Treasury stock, at cost	(5,013)	—
Additional paid-in capital	951,760	—
Distribution from Fluence Energy, LLC	5,013	—
Contribution to Fluence Energy, LLC	(3,103)
Accumulated deficit	(101,490)	—
Total stockholders’ equity	847,167	—
Total liabilities, stockholders’ equity	$847,375	$—

The accompanying notes are an integral part of these condensed financial statements.

SCHEDULE I. CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

FLUENCE ENERGY, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(PARENT COMPANY ONLY)
(U.S. Dollars in Thousands)

	Fiscal Year Ended September 30,
	2022	2021	2020
Revenue	$—	$—	$—
Revenue from related parties	—	—	—
Total Revenue	—	—	—
Operating expenses:
General and administrative	855	—	—
Interest expense	—	—	—
Equity in net (loss) of subsidiaries	(103,630)	—	—
Loss before income taxes	(104,485)	—	—
Income tax expense	—	—	—
Net loss	$(104,485)	$—	$—
Net Loss attributable to non-controlling interest	—	—	—
Net loss attributable to Fluence Energy, Inc.	$(104,485)	$—	$—

Foreign currency translation gain, net of income tax benefit (expense) of $0 in each period	2,854	—	—
Actuarial gain on pension liabilities, net of income tax (expense) benefit of $0 in each period	141	—	—
Total other comprehensive income	2,995	—	—
Total comprehensive loss	$(101,490)	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

SCHEDULE I. CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

FLUENCE ENERGY, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(PARENT COMPANY ONLY)
(U.S. Dollars in Thousands)

	Fiscal Year Ended September 30,
	2022	2021	2020
Operating activities
Net loss	$(104,485)	$—	$—
Adjustments to reconcile net loss to net cash (used in) operating activities:
Equity in net loss of subsidiaries	103,630	—	—
Stock-based compensation expense	666	—	—
Changes in operating assets and liabilities:
Other receivables	(19)	—	—
Accounts payable - related party	208	—	—
Net cash (used in) operating activities	—	—	—
Investing activities
Purchase of LLC interests in Fluence Energy, LLC	(947,990)	—	—
Net cash (used in) investing activities	(947,990)	—	—
Financing activities
Distributions from Fluence Energy, LLC	5,013	—	—
Repurchase of Class A common stock placed into treasury	(5,013)	—	—
Proceeds from exercise of stock options	3,103	—	—
Contributions to Fluence Energy, LLC	(3,103)	—	—
Proceeds from issuance of Class A common stock sold in an IPO, net of underwriting discounts and commissions	947,990	—	—
Net cash provided by financing activities	947,990	—	—
Effect of exchange rate changes on cash and cash equivalents	—	—	—
Net increase in cash and cash equivalents	—	—	—
Cash, cash equivalents, as of the beginning of the period	—	—	—
Cash, cash equivalents, as of the end of the period	$—	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

SCHEDULE I. CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

FLUENCE ENERGY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(PARENT COMPANY ONLY)
(U.S. Dollars in Thousands)
1.Organization and Operations

Fluence Energy, Inc., a Delaware corporation (the “Company” and the “Parent Company”), was formed on June 21, 2021. We conduct our business operations through Fluence Energy, LLC and its direct and indirect subsidiaries. Upon the completion of our Initial Public Offering (the “IPO”) on November 1, 2021, Fluence Energy, Inc. became a holding company whose sole material assets are the LLC Interests in Fluence Energy LLC. All of our business is conducted through Fluence Energy, LLC, together with its subsidiaries. Fluence Energy LLC is treated as a partnership for federal income tax purposes and, as a result, its members, including Fluence Energy, Inc. will pay income taxes with respect to their allocable shares of its net taxable income.
Our fiscal year begins on October 1 and ends on September 30. References to “fiscal year 2020”, “fiscal year 2021” and “fiscal year 2022” refer to the fiscal years ended September 30, 2020, September 30, 2021 and September 30, 2022, respectively.
On November 1, 2021, the Parent Company completed an IPO and a series of organization transactions (collectively with the IPO, the “Transactions”), in which the Company issued and sold 35,650,000 shares of its Class A common stock, par value $0.00001 per share (the “Class A common stock”), at the public offering price of $28.00 per share, which includes the exercise by the underwriters of their option to purchase an additional 4,650,000 shares of the Class A common stock. The net proceeds to the Company from the IPO were $948.0 million, after deducting underwriting discounts. Other offering expenses incurred related to the IPO were paid for by Fluence Energy, LLC.

2. Basis of Presentation
These condensed parent company financial statements should be read in conjunction with the consolidated financial statements of Fluence Energy Inc. and the accompanying notes thereto, included in this Annual Report on Form 10-K. For purposes of these condensed financial statements, the Parent Company's interest in Fluence Energy LLC is recorded based upon its proportionate share of Fluence Energy LLC’s net assets (similar to presenting them on the equity method).

Certain intercompany balances presented in these condensed parent company financial statements are eliminated in the consolidated financial statements. $0.2 million of payables were eliminated in consolidation as of September 30, 2022.

3. Commitments and Contingencies
On October 27, 2021, the Parent Company entered into the Tax Receivable Agreement (the “Tax Receivable Agreement”) with Fluence Energy, LLC and Siemens Industry and AES Grid Stability (the “Founders”) which obligates the Company to make payments to the Founders of 85% of the amount of certain tax benefits that Fluence Energy, Inc. actually realizes, or in some circumstances is deemed to realize, arising from the Basis Adjustments and certain other tax benefits arising from payments made under the Tax Receivable Agreement. Increases in tax basis and tax basis adjustments generated over time may increase (for tax purposes) the depreciation and amortization deductions available to Fluence Energy, Inc. and, therefore, may reduce the amount of U.S. federal, state, and local tax that Fluence Energy, Inc. would otherwise be required to pay in the future, although the IRS may challenge all or part of the validity of that tax basis, and a court could sustain such a challenge.

The amounts payable under the Tax Receivable Agreement are contingent upon (i) sufficient taxable income to fully utilize the tax benefits; (ii) Fluence Energy, LLC is able to fully depreciate or amortize its assets; and (iii) no material changes in applicable tax law. The payments under the Tax Receivable Agreement are not conditioned upon continued ownership of us by the Founders. As of September 30, 2022, we determined it is not probable that payments under the Tax Receivable Agreement would be made, given there was no expectation of future sufficient taxable income over the term of the agreement to utilize deductions in the future.

See Note 14 to the consolidated financial statements for information regarding pending and threatening litigation.

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

		Additions
(in thousands)	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Reductions	Balance at end of period
Deferred tax asset valuation allowance:
Fiscal year ended September 30, 2021	$8,014	$3,618	$—		$—	$11,632
Fiscal year ended September 30, 2022	$11,632	$43,561	$299,211	(1)	$—	$354,404
(1) Amount relates to a valuation allowance established on deferred tax assets related to our investment in Fluence Energy, LLC

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A. CONTROLS AND PROCEDURES
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022, the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, and as a result of the material weaknesses described below, management concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2022 based on the framework set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In accordance with guidance issued by the SEC, companies are permitted to exclude recently acquired businesses from the scope of their assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Accordingly, we have excluded from our assessment the internal control over financial reporting of Nispera AG, which we acquired in April 2022 and which is included in our consolidated financial statements for the fiscal year ended September 30, 2022, and constituted 2% of total assets as of September 30, 2022.

Based on this evaluation, our management has concluded the Company did not maintain effective internal control over financial reporting as of September 30, 2022 as a result of the material weakness discussed below.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Material Weaknesses and Remediation Measures
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.
As of September 30, 2022, a material weakness in the internal control over revenue recognition and related inventory has not been fully remediated. The Company did not sufficiently design and implement controls related to revenue recognition and associated processes, including in-transit and delivered equipment and liquidated damages.
We assessed the material weakness as not fully remediated due to the timing of control implementation and operating issues identified in management’s assessment of controls. However, there have been significant efforts and additional controls implemented to address the risks as follows: (1) enhancement of our revenue recognition policies, including training on the policies (2) implementation of project-level and accounting-level controls to review project costs, liquidated damages, and revenue calculations (3) implementation of effective controls over account analyses and reconciliations and (4) hired additional resources and continue to hire to provide necessary expertise to continue to mature control environment.

We believe we are making progress toward achieving the effectiveness of our internal control over financial reporting and disclosure controls and procedures. The actions that we are taking are subject to ongoing senior management review, as well as Audit Committee oversight. We are committed to maintaining a strong internal control environment and implementing measures designed to help ensure that control deficiencies contributing to the material weakness are remediated as soon as possible. We will consider the material weakness remediated after the applicable controls operate for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively.
Changes in Internal Control over Financial Reporting
We are taking actions to remediate the material weakness relating to our internal control over financial reporting. Other than the changes to our internal control over financial reporting described in “Material Weakness and Remediation Measures” above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.

ITEM 9B. OTHER INFORMATION
On November 11, 2022, the board of directors approved a restructuring plan to create a more sustainable organization structure for long term growth. As part of this restructuring plan, we will relocate certain positions in high-cost locations to the Fluence India Technology Centre. We expect that the restructuring plan will be complete by the end of fiscal year 2023. Management has the authority to expand the plan as determined necessary without additional board consent. We do not expect costs incurred to be material.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2023 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended September 30, 2022.
Code of Business Conduct and Ethics
Our board of directors has adopted a code of business conduct and ethics that applies to our directors, officers, and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code of business conduct and ethics is posted on our website, https://fluenceenergy.com. In addition, we intend to post on our website all disclosures that are required by law or Nasdaq rules concerning any amendments to, or waivers from, any provision of the code. We are not including this or any other information on our website as a part of, nor incorporating it by reference into, this Annual Report on Form 10-K or any of our other SEC filings.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2023 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended September 30, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item, including Securities Authorized for Issuance Under Equity Plans, is incorporated by reference to our Proxy Statement relating to our 2023 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended September 30, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2023 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended September 30, 2022.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2023 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended September 30, 2022.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES
1.The list of consolidated financial statements and related notes, together with the report of Ernst & Young LLP, appear in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K and are hereby incorporated by reference.
2.The Financial Statement Schedules listed in the Index to Financial Statements in Item 8 is filed as part of this Annual Report on Form 10-K. All other financial statement schedules have been omitted because they are not applicable, not material or the required information is otherwise included.
3.The exhibits listed in the following Index to Exhibits are filed or incorporated by reference as part of this Annual Report

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Fluence Energy, Inc.	8-K	001-40978	3.1	November 3, 2021
3.2	Amended and Restated Bylaws of Fluence Energy, Inc.	8-K	001-40978	3.2	November 3, 2021
4.1	Specimen Stock Certificate evidencing the shares of Class A common stock	S-1/A	333-259839	4.1	October 19, 2021
4.2	Description of Registered Securities	10-Q	001-40978	4.1	August 15, 2022
10.1	Third Amended and Restated LLC Agreement of Fluence Energy, LLC, dated as of October 27, 2021	8-K	001-40978	10.1	November 3, 2021
10.2	Tax Receivable Agreement, dated as of November 1, 2021, by and among Fluence Energy, Inc. and the TRA Parties	8-K	001-40978	10.2	November 3, 2021
10.3	Registration Rights Agreement, dated November 1, 2021, by and among Fluence Energy, Inc. and the Original Equity Owners	8-K	001-40978	10.3	November 3, 2021
10.4	Siemens AG Joinder, dated July 7, 2022, to the Registration Rights Agreement, dated November 1, 2021, by and among Fluence Energy, Inc. and the other parties named therein	10-Q	001-40978	10.1	August 15, 2022
10.5*	Siemens Pension-Trust E.V. Joinder, dated September 29, 2022, to the Registration Rights Agreement, dated November 1, 2021, by and among Fluence Energy, Inc. and the other parties named therein
10.6	Stockholders Agreement, dated October 27, 2021, by and among Fluence Energy, Inc., Fluence Energy, LLC and the Stockholders	8-K	001-40978	10.4	November 3, 2021
10.7	Siemens AG Joinder, dated July 7, 2022, to the Stockholders Agreement, dated October 27, 2021, by and among Fluence Energy, Inc. and the other parties named therein	10-Q	001-40978	10.2	August 15, 2022
10.8*	Siemens Pension-Trust E.V. Joinder, dated September 29, 2022, to the Stockholders Agreement, dated October 27, 2021, by and among Fluence Energy, Inc. and the other parties named therein
10.9†	2021 Incentive Award Plan	S-1/A	333-259839	10.5	October 19, 2021
10.10†*	Annual Incentive Plan
10.11 1†	Form Restricted Stock Unit Award Agreement (Employee)	S-1/A	333-259839	10.6.1	October 19, 2021
10.11 2†	Form Restricted Stock Unit Award Agreement (Director)	S-1/A	333-259839	10.6.2	October 19, 2021
10.12†	2020 Unit Option Plan and Form Unit Option Award Agreement	S-1	333-259839	10.7	September 28, 2021
10.13†	Phantom Equity Incentive Plan and Form Phantom Unit Agreement	S-1	333-259839	10.8	September 28, 2021
10.14†	Phantom Cancellation Letter, dated September 23, 2021, with Manuel Perez Dubuc	S-1	333-259839	10.9	September 28, 2021
10.15†	Separation and Release Agreement, dated August 24, 2022, between Fluence Energy, Inc. and Manuel Perez Dubuc	8-K	001-40978	10.1	August 30, 2022
10.16†	Offer Letter, dated October 27, 2017, with Dennis Fehr	S-1	333-259839	10.10	September 28, 2021
10.17†	Transition and Separation Agreement, effective September 13, 2022, between Fluence Energy, Inc. and Dennis Fehr	8-K	001-40978	10.1	September 15, 2022

		Incorporated by Reference
10.18†	Offer Letter, dated May 12, 2020, with Rebecca Boll	S-1	333-259839	10.11	September 28, 2021
10.19†	Offer Letter, dated August 5, 2022, between Fluence Energy, Inc. and Julian Nebreda	8-K	001-40978	10.1	August 8, 2022
10.20†	Offer Letter, dated August 26, 2022, between Fluence Energy, Inc. and Manavendra Sial	8-K	001-40978	10.1	August 31, 2022
10.21†	Fluence Energy, Inc. Executive Severance Plan	8-K	001-40978	10.1	February 10, 2022
10.22†*	Non-Employee Independent Director Compensation Policy
10.23	Form of Indemnification Agreement	S-1/A	333-259839	10.13	October 19, 2021
10.24	Revolving Credit Agreement, dated, November 1, 2021, by and among Fluence Energy, LLC, as the borrower, Fluence Energy, Inc., as a parent guarantor, the subsidiary guarantors party thereto, the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent and collateral agent	10-K	001-40978	10.14	December 14, 2021
10.25	Lender Joinder Agreement, dated as of June 30, 2022, entered into by UBS AG, Stamford Branch, in connection with the Revolving Credit Agreement, dated, November 1, 2021, by and among Fluence Energy, LLC, as the borrower, Fluence Energy, Inc., as a parent guarantor, the subsidiary guarantors party thereto, the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent and collateral agent	10-Q	001-40978	10.3	August 15, 2022
10.26*
Amendment No. 1, dated November 15, 2022, to Revolving Credit Agreement, dated November 1, 2021, by and among Fluence Energy, LLC, as the borrower, Fluence Energy, Inc., as a parent guarantor, the subsidiary guarantors party thereto, the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent and collateral agent

10.27	Amended and Restated Credit Support and Reimbursement Agreement, dated June 9, 2021, by and among Fluence Energy, LLC, The AES Corporation and Siemens Industry, Inc.	S-1	333-259839	10.15	September 28, 2021
10.28	Assignment of Rights, dated April 6, 2021, by and among Siemens Aktiengesellschaft and Fluence Energy, LLC	S-1	333-259839	10.16	September 28, 2021
10.29	Amended and Restated Siemens License Agreement, dated June 9, 2021, by and among Fluence Energy, LLC and Siemens Aktiengesellschaft	S-1/A	333-259839	10.17	October 19, 2021
10.30	Amended and Restated Siemens Industry License Agreement, by and among Siemens Industry, Inc. and Fluence Energy, LLC	S-1/A	333-259839	10.18	October 19, 2021
10.31	Intellectual Property Assignment, dated September 9, 2021, amongst The AES Corporation and Fluence Energy, LLC	S-1/A	333-259839	10.19	October 19, 2021
10.32	License Agreement, dated September 9, 2021, by and between Fluence Energy, LLC and The AES Corporation	S-1/A	333-259839	10.20	October 19, 2021
10.33	Amended and Restated Equipment and Services Purchase Agreement, dated October 27, 2021, by and among Siemens Industry, Inc. and Fluence Energy, LLC.	10-K	001-40978	10.21	December 14, 2021
10.34	Amended and Restated Storage Core Frame Purchase Agreement, dated October 27, 2021, by and among AES Grid Stability, LLC and Fluence Energy, LLC.	10-K	001-40978	10.22	December 14, 2021
10.35	Amended and Restated Storage Core Frame Purchase Agreement, dated October 27, 2021, by and among Siemens Industry, Inc. and Fluence Energy, LLC.	10-K	001-40978	10.23	December 14, 2021
10.36	Amended and Restated Trademark Agreement, dated October 27, 2021, by and among Fluence Energy, LLC and AES Grid Stability, LLC.	10-K	001-40978	10.24	December 14, 2021

		Incorporated by Reference
10.37	Amended and Restated Trademark Agreement, dated October 27, 2021, by and among Fluence Energy, LLC and Siemens Aktiengesellschaft	10-K	001-40978	10.25	December 14, 2021
10.38	Amended and Restated Master Sales Cooperation Agreement, dated October 27, 2021, by and among Fluence Energy, LLC and Siemens Industry, Inc.	10-K	001-40978	10.26	December 14, 2021
10.39	Amended and Restated Cooperation Agreement, dated October 27, 2021, by and among Fluence Energy, LLC and The AES Corporation	10-K	001-40978	10.27	December 14, 2021
10.40	Global Paying Services Agreement between Fluence Energy, LLC as the borrower, and Citibank, N.A.	S-1/A	333-259839	10.30	October 19, 2021
21.1*	List of Subsidiaries of Fluence Energy, Inc.
23.1*	Consent of Ernst & Young LLP
24.1*	Powers of Attorney
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
† Indicates a management or compensatory plan or arrangement.
* Filed herewith.
** This certification is being furnished solely to accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 13, 2022

Fluence Energy, Inc.
By:	/s/ Julian Nebreda
Julian Nebreda Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant in the capacities set forth opposite their names and on the date indicated.

Signature	Title	Date
/s/ Julian Nebreda	Chief Executive Officer, President and Director (Principal Executive Officer)	December 13, 2022
Julian Nebreda
/s/ Manavendra Sial	SVP and Chief Financial Officer (Principal Financial Officer)	December 13, 2022
Manavendra Sial
/s/ Amrita Chatterjee	Chief Accounting Officer (Principal Accounting Officer)	December 13, 2022
Amrita Chatterjee

*	Director	December 13, 2022
Herman Bulls

*	Director	December 13, 2022
Tish Mendoza

*	Director	December 13, 2022
Barbara Humpton

*	Director	December 13, 2022
Emma Falck

*	Director	December 13, 2022
Axel Meier

*	Director	December 13, 2022
Christopher Shelton

*	Director	December 13, 2022
Simon Smith

*	Director	December 13, 2022
Elizabeth Fessenden

*	Director	December 13, 2022
Cynthia Arnold

*	Director	December 13, 2022
Ricardo Falu

*	Director	December 13, 2022
Harald von Heynitz

*By: /s/ Francis A. Fuselier
Francis A. Fuselier, as attorney-in-fact