Form 10-Q
period 2022-12-31
Fluence Energy, Inc.
filed 2023-02-10
CIK 1868941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of February 5, 2023, the registrant had 116,187,222 shares of Class A common stock outstanding and 58,586,695 shares of Class B-1 common stock outstanding.

Cautionary Statement Regarding Forward-Looking Information
Certain statements in this Quarterly Report on Form 10-Q for the three-months ended December 31, 2022 (this “Report”), excluding historical information, contain or may contain forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements regarding our future results of operations and financial position, business strategy and plans, and objectives of management for future operations, including, among others, statements regarding expected growth, introduction of new products and services, future capital expenditures and debt service obligations, are forward-looking statements. In some cases, you may identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “seeks,” “intends,” “targets,” “projects,” “contemplates,” “grows,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
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
•risk associated with fluctuations in the market prices of commodity raw materials, including steel, aluminum, lithium carbonate, and cobalt, that are used in the components from suppliers, such as lithium-ion batteries, that are used in our energy storage products and solutions;
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
•our ability to maintain customer contracts due to events and incidents relating to storage, delivery, installation, operation and shutdowns of our energy storage products and solutions, including events and incidents outside of our control;

•our ability to prevent defects, errors, or bugs in hardware or software of our products and technology as well as any defects that may give rise to claims of product liability or other potential legal claims;
•our ability to manage information technology related risks;
•the impact of compliance with any existing and future applicable laws, regulations, sanctions, or tariffs on our business and operations;
•the status and implementation of government and economic incentives for energy storage products and solutions and/or services;
•our assessment and expectations regarding our global growth;
•our ability to maintain, protect, and enhance our intellectual property;
•our ability to recognize anticipated synergies from strategic initiatives and/or acquisitions by the Company;
•the increased expenses associated with being a public company;
•the continued listing of our securities on the Nasdaq Global Select Market;
•the significant influence that Siemens AG and AES Grid Stability, LLC have over us, including control over decisions that require the approval of stockholders; and
•other factors described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, filed with the Securities and Exchange Commission (“SEC”) on December 14, 2022 (the “2022 Annual Report”).
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Report. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Many of the important factors that will determine these results are beyond our ability to control or predict. Accordingly, you should not place undue reliance on any such forward-looking statements. We qualify all forward-looking statements contained in this Report by these cautionary statements. Any forward-looking statement speaks only as of the date on which it is made, and, except as otherwise required by law, we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Part I - Financial Information
Item 1. Financial Statements
FLUENCE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars in Thousands, except share and per share amounts)

	Unaudited
	December 31, 2022	September 30, 2022
Assets
Current assets:
Cash and cash equivalents	$286,735	$357,296
Restricted cash	55,233	62,425
Short-term investments	109,862	110,355
Trade receivables	108,591	86,770
Unbilled receivables	224,484	138,525
Receivables from related parties	56,678	112,027
Advances to suppliers	55,191	54,765
Inventory, net	1,083,607	652,735
Other current assets	29,747	26,635
Total current assets	2,010,128	1,601,533
Non-current assets:
Property and equipment, net	15,167	13,755
ROU Asset - Operating Leases	2,004	2,403
Intangible assets, net	51,482	51,696
Goodwill	25,816	24,851
Deferred income tax asset	2,571	3,028
Advances to suppliers	—	8,750
Debt issuance cost	2,590	2,818
Note receivable - pledged as collateral	24,330	24,330
Other non-current assets	17,839	12,490
Total non-current assets	141,799	144,121
Total assets	$2,151,927	$1,745,654
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$505,620	$304,898
Deferred revenue	469,098	273,073
Personnel related liabilities	14,410	21,286
Accruals and provisions	160,187	183,814
Payables and deferred revenue with related parties	358,064	306,348
Taxes payable	7,898	11,114
Current portion of operating lease liabilities	1,636	1,732
Other current liabilities	9,441	7,198
Total current liabilities	1,526,354	1,109,463
Non-current liabilities:
Operating lease liabilities, net of current portion	668	1,011
Deferred income tax liability	3,467	4,876
Borrowings against note receivable - pledged as collateral	21,142	—
Other non-current liabilities	1,279	1,096
Total non-current liabilities	26,556	6,983
Total liabilities	1,552,910	1,116,446
Stockholders’ Equity:
Preferred stock, $0.00001 per share, 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2022 and September 30, 2022	—	—
Class A common stock, $0.00001 par value per share, 1,200,000,000 shares authorized; 116,645,242 shares issued and 116,072,991 shares outstanding as of December 31, 2022; 115,424,025 shares issued and 114,873,121 shares outstanding as of September 30, 2022	1	1
Class B-1 common stock, $0.00001 par value per share, 200,000,000 shares authorized; 58,586,695 and 58,586,695 shares issued and outstanding as of December 31, 2022 and September 30, 2022, respectively	—	—
Class B-2 common stock, $0.00001 par value per share, 200,000,000 shares authorized; no shares issued and outstanding as of December 31, 2022 and September 30, 2022	—	—
Treasury stock, at cost	(5,301)	(5,013)
Additional paid-in capital	554,924	542,602
Accumulated other comprehensive income	410	2,784
Accumulated deficit	(129,186)	(104,544)
Total stockholders’ equity attributable to Fluence Energy, Inc.	420,848	435,830
Non-Controlling interests	178,169	193,378
Total stockholders’ equity	599,017	629,208
Total liabilities and stockholders’ equity	$2,151,927	$1,745,654
The accompanying notes are an integral part of these condensed statements

FLUENCE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS (UNAUDITED)
(U.S. Dollars in Thousands, except share and per share amounts)

	Three Months Ended December 31,
	2022	2021
Revenue	$209,454	$27,054
Revenue from related parties	101,006	147,833
Total revenue	310,460	174,887
Cost of goods and services	298,420	228,036
Gross (loss) profit	12,040	(53,149)
Operating expenses:
Research and development	19,162	10,758
Sales and marketing	8,792	13,059
General and administrative	31,267	31,201
Depreciation and amortization	2,424	1,427
Interest expense	816	682
Other income (expense), net	12,614	(826)
Loss before income taxes	(37,807)	(111,102)
Income tax expense (benefit)	(614)	358
Net loss	$(37,193)	$(111,460)
Net loss attributable to non-controlling interest	$(12,551)	$(82,655)
Net loss attributable to Fluence Energy, Inc.	$(24,642)	$(28,805)

Weighted average number of Class A common shares outstanding
Basic and diluted	115,393,437	54,143,275
Loss per share of Class A common stock
Basic and diluted	$(0.21)	$(0.53)

Foreign currency translation gain (loss), net of income tax expense of $0.3 million in 2022, and $0 in 2021	(3,585)	299
Total other comprehensive income (loss)	$(3,585)	$299
Total comprehensive loss	$(40,778)	$(111,161)
Comprehensive loss attributable to non-controlling interest	$(13,761)	$(82,570)
Total comprehensive loss attributable to Fluence Energy, Inc.	$(27,017)	$(28,591)

The accompanying notes are an integral part of these condensed statements

FLUENCE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY, MEMBERS’
EQUITY (DEFICIT), AND MEZZANINE EQUITY (UNAUDITED)
(U.S. Dollars in Thousands, except Shares/Units)

	Class A Common Stock		Class B-1 Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Non-Controlling interest	Total stockholders’ equity and members’ deficit
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at September 30, 2022	114,873,121	$1	58,586,695	$—	$542,602	$(104,544)	$2,784	550,904	$(5,013)	$193,378	$629,208
Net loss	—	—	—	—	—	(24,642)	—	—	—	(12,551)	$(37,193)
Stock-based compensation expense and related vesting	180,684	—	—	—	8,477	—	—	—	—	—	$8,477
Repurchase of Class A common stock placed into Treasury	(21,347)	—	—	—	—	—	—	21,347	(288)	—	$(288)
Effect of remeasurement of non-controlling interest due to other share transactions	—	—	—	—	1,447	—	—	—	—	(1,447)	$0
Proceeds from exercise of stock options	1,040,533	—	—	—	2,398	—	—	—	—	—	$2,398
Foreign currency translation gain (loss), net of income tax (expense) benefit of $(0.3) million	—	—	—	—	—	—	(2,374)	—	—	(1,211)	$(3,585)
Balance at December 31, 2022	116,072,991	$1	58,586,695	$—	$554,924	$(129,186)	$410	572,251	$(5,301)	$178,169	$599,017

	Mezzanine Equity	Members’ capital contributions	Class A Common Stock		Class B-1 Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling interest	Total stockholders’ equity and members’ deficit
			Shares	Amount	Shares	Amount
Balance at September 30, 2021	$117,235	$106,152	—	$—	—	$—	$—	$(279,301)	$(285)	$—	$(173,434)
Net loss prior to the Transactions	—	—	—	—	—	—	—	—	—	(20,317)	$(20,317)
Other comprehensive gain prior to the Transactions, net of income tax benefit of $0	—	—	—	—	—	—	—	—	175		$175
Effect of the Organization Transactions	(117,235)	(106,152)	18,493,275	—	117,173,390	1	(24,091)	279,301	75	(31,899)	$117,235
Issuance of class A common stock in IPO, net of issuance cost	—	—	35,650,000	—	—		295,740			640,022	$935,762
Net loss subsequent to the transactions	—	—	—		—			(28,805)	—	(62,338)	$(91,143)
Activity under stock-based compensation plan	—	—	—		—		9,698		—		$9,698
Other comprehensive gain subsequent to the Transactions, net of income tax expense of $0	—	—	—		—		—		39	85	$124
Balance at December 31, 2021	$—	$—	54,143,275	$—	117,173,390	$1	$281,347	$(28,805)	$4	$525,553	$778,100
The accompanying notes are an integral part of these condensed statements

FLUENCE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(U.S. Dollars in Thousands)

	Three Months Ended December 31,
	2022	2021
Operating activities
Net loss	$(37,193)	$(111,460)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,424	1,427
Amortization of debt issuance costs	229	137
Inventory provision	(330)	3,517
Stock-based compensation expense	8,477	24,877
Deferred income taxes	(951)	—
Provision (benefit) on loss contracts	(2,720)	5,668
Changes in operating assets and liabilities:
Trade receivables	(21,821)	(9,472)
Unbilled receivables	(85,959)	15,042
Receivables from related parties	55,349	(15,026)
Advances to suppliers	8,033	(30,845)
Inventory, net	(430,541)	(56,086)
Other current assets	(3,507)	(134)
Other non-current assets	375	(35,371)
Accounts payable	200,722	(59,244)
Payables and deferred revenue with related parties	51,716	(21,904)
Deferred revenue	196,026	74,400
Current accruals and provisions	(20,907)	23,027
Taxes payable	(3,216)	4,872
Other current liabilities	(4,806)	(4,794)
Other non-current liabilities	(298)	(182)
Net cash used in operating activities	(88,898)	(191,551)
Investing activities
Proceeds from maturities of short-term investments	1,178	—
Payments for purchase of investment in joint venture	(5,013)	—
Purchase of property and equipment	(2,496)	(870)
Net cash used in investing activities	(6,331)	(870)
Financing activities
Proceeds from issuance of Class A common stock sold in an IPO, net of underwriting discounts and commissions	—	947,991
Payment of IPO costs	—	(5,465)
Payment of transaction cost related to issuance of Class B membership units	—	(6,320)
Payment of debt issuance costs	—	(2,719)
Repurchase of class A common stock placed into treasury	(288)	—
Proceeds from exercise of stock options	2,398	—
Repayment of promissory notes – related parties	—	(50,000)
Repayment of line of credit	—	(50,000)
Proceeds from borrowing against note receivable - pledged as collateral	21,142	—
Net cash provided by financing activities	23,252	833,487
Effect of exchange rate changes on cash and cash equivalents	(5,776)	280
Net (decrease) increase in cash and cash equivalents	(77,753)	641,346
Cash, cash equivalents, and restricted cash as of the beginning of the period	429,721	38,069
Cash, cash equivalents, and restricted cash as of the end of the period	$351,968	$679,415
Supplemental Cash Flows Information
Interest paid	$274	$503
Cash paid for income taxes	$284	$9

Non-cash financing activities
Reclassification of deferred offering costs to additional paid-in capital	—	6,764
IPO costs included in accounts payable	—	4,865
The accompanying notes are an integral part of these condensed statements

FLUENCE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.    Organization and Operations
Fluence Energy, Inc., a Delaware corporation (“the Company”), was formed on June 21, 2021. We conduct our business operations through Fluence Energy, LLC, and its direct and indirect subsidiaries. Fluence Energy, LLC was formed on June 30, 2017 as a joint venture between Siemens Industry, Inc. (“Siemens Industry”), an indirect subsidiary of Siemens AG (“Siemens”), and AES Grid Stability, LLC (“AES Grid Stability”), an indirect subsidiary of the AES Corporation (“AES”), and commenced operations on January 1, 2018. We refer to Siemens Industry and AES Grid Stability as the “Founders” in this Quarterly Report on Form 10-Q (this “Report”).
Upon the completion of our initial public offering (“IPO”) on November 1, 2021, Fluence Energy, Inc. became a holding company whose sole material assets are the limited liability company interests (the “LLC Interests”) in Fluence Energy, LLC. All of our business is conducted through Fluence Energy, LLC, together with its subsidiaries, and the financial results of Fluence Energy, LLC will be consolidated in our financial statements. Fluence Energy, LLC is taxed as a partnership for federal income tax purposes and, as a result, its members, including Fluence Energy, Inc. will pay income taxes with respect to their allocable shares of its net taxable income. As of December 31, 2022, Fluence Energy, LLC had subsidiaries operating in Germany, Australia, Philippines, Chile, the Netherlands, the United States, India, Singapore, and Switzerland. Except where the context clearly indicates otherwise, “Fluence,” “we,” “us,” “our” or the “Company” refers to Fluence Energy, Inc. and all of its direct and indirect subsidiaries, including Fluence Energy, LLC. When used in a historical context that is prior to the completion of the IPO, “we,” “us,” “our” or “the Company” refers to Fluence Energy, LLC and its subsidiaries.
Our fiscal year begins on October 1 and ends on September 30. References to “fiscal year 2021” and “fiscal year 2022” refer to the fiscal years ended September 30, 2021 and September 30, 2022, respectively.
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
2.    Summary of Significant Accounting Policies and Estimates
Principles of Accounting and Consolidation
The accompanying condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and under the rules of the U.S. Securities and Exchange Commission (the “SEC”). The accompanying condensed consolidated financial statements include the accounts of Fluence Energy, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Non-Controlling Interest

As the sole managing member of Fluence Energy, LLC, Fluence Energy, Inc. operates and controls all the business and affairs of Fluence Energy, LLC and, through Fluence Energy, LLC and its direct and indirect subsidiaries, conducts the Company’s business. Fluence Energy, LLC is a variable interest entity, of which Fluence Energy, Inc. beneficially owns a 66.46% interest as of December 31, 2022. For accounting purposes, Fluence Energy, Inc. is considered the primary beneficiary and therefore consolidates the results of Fluence Energy, LLC and its direct and indirect subsidiaries. Prior to the IPO, Fluence Energy, Inc. had no operations and had no assets or liabilities. Accordingly, financial results, balances, and other information included herein for periods prior to the IPO are reflective of Fluence Energy, LLC. The table below summarizes the ownership structure at end of each respective period:

	December 31, 2022	September 30, 2022
Controlling Interest Ownership	66.46%	66.22%
Non-Controlling Interest Ownership (AES)	33.54%	33.78%
Unaudited Interim Financial Information
The accompanying condensed consolidated financial statements as of December 31, 2022, and for the three months ended December 31, 2022 and 2021 are unaudited. These financial statements should be read in conjunction with the Company’s audited financial statements included in our 2022 Annual Report. In our opinion, such unaudited financial statements reflect all adjustments, including normal recurring items, that are necessary for the fair statement of the Company’s financial position as of December 31, 2022, the results of its operations for the three months ended December 31, 2022 and 2021, and its cash flows for the three months ended December 31, 2022 and 2021. The financial data and other information disclosed in these notes related to the three months ended December 31, 2022 and 2021 are also unaudited. The results for the three months ended December 31, 2022 and 2021 are not necessarily indicative of results for the full year ending September 30, 2023 and 2022, any other interim periods, or any future year or period. The balance sheet as of September 30, 2022 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the interim financial statements.
For a complete description of our significant accounting policies, refer to Note 2 - Summary of Significant Accounting Policies and Estimates to the audited consolidated financial statements included in our 2022 Annual Report. We include herein certain updates to those policies.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. Items subject to such estimates and assumptions include: the relative fair value allocations to contingencies with multiple elements, the carrying amount and estimated useful lives of long-lived assets; impairment of goodwill, intangible assets, and long-lived assets; valuation allowances for inventories; deferred tax assets; revenue recognized under the percentage-of-completion method; accrued bonuses; and various project related provisions including but not limited to estimated losses, warranty obligations, and liquidated damages.
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

in thousands	December 31, 2022	September 30, 2022
Cash and cash equivalents	$286,735	$357,296
Restricted cash	55,233	62,425
Restricted cash included in “Other non-current assets”	$10,000	10,000
Total cash, cash equivalents and restricted cash	$351,968	$429,721
Restricted cash consisted of the following:

in thousands	December 31, 2022	September 30, 2022
Collateral for credit card program	$1,901	$1,580
Collateral for outstanding bank guarantees	53,332	60,845
Collateral for surety program included in “Other non-current assets”	10,000	10,000
Total restricted cash	$65,233	$72,425
Revenue and Cost Recognition
The Company’s revenue recognition policy included herein is based on the application of ASC 606. As of December 31, 2022, the Company’s revenue was generated primarily from sale of energy storage products and solutions, providing operational services, and digital applications and solutions.
Revenue from Sale of Energy Storage Products and Solutions: The Company enters into contracts with utility companies, developers, and commercial and industrial customers to design and build battery-based energy storage products and solutions. Each storage product and or solution is customized depending on the customer’s energy needs. Customer payments are due upon meeting certain milestones that are consistent with contract-specific phases of a project. The Company determines the transaction price based on the consideration expected to be received which includes estimates of liquidated damages or other variable consideration that are included in the transaction price in accordance with ASC 606. We assess any variable consideration using an expected value method. The transaction price identified is allocated to each distinct performance obligation to deliver a good or service based on the relative standalone selling prices. Generally, the Company’s contracts to design and build battery-based storage products and solutions are determined to have one performance obligation. The Company believes that the prices negotiated with each individual customer are representative of the stand-alone selling price of the product.
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
Revenue for these performance obligations is recognized using the percentage of completion method based on cost incurred as a percentage of total estimated contract costs. Standard inventory materials that could be used interchangeably on other projects are included in our measure of progress when they are integrated into, or restricted to, the production of the customer’s project. Contract costs include all direct material and labor costs related to contract performance. Pre-contract costs with no future benefit are expensed in the period in which they are incurred. Since the revenue recognition of these contracts depends on estimates, which are assessed continually during the term of the contract, recognized revenues and profit are subject to revisions as the contract progresses to completion. The cumulative effects of revisions of estimated total contract costs and revenues, together with any contract reserves which may be deemed appropriate, are recorded in the period in which they occur. Due to the uncertainties inherent in the estimation process, it is reasonably possible that these estimates will be revised in a different period. When a loss is forecasted for a contract, the full amount of the anticipated loss is recognized in the period in which it is determined that a loss will occur. Refer to “Loss Contracts” below for further discussion.
Our contracts generally provide our customers the right to liquidated damages (“LDs”) against Fluence in the event specified milestones are not met on time or equipment is not delivered according to contract specifications. LDs are accounted for as variable consideration, and the contract price is reduced by the expected penalty or LD amount when recognizing revenue. Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty is resolved.

Estimating variable consideration requires certain estimates and assumptions, including whether and by how much a project will be delayed and/or will not meet performance contractual specifications. The existence and measurement of liquidated damages may also be impacted by our judgments about the probability of favorable outcomes of customer disputes involving whether certain events qualify as force majeure or the reason for the events that caused project delays. Variable consideration for liquidated damages is estimated using the expected value of the consideration to be received.
At times Fluence will incur additional costs to execute on the performance of a contract, when this happens, we typically attempt to recover the revenue associated with these costs via a negotiated claim or change order with the customer. When this fact pattern occurs on a contract it will create a timing difference between when we have incurred the cost versus when we record the revenue as costs are recognized immediately when incurred and the revenue from the change order is recognized as an increase to contract price when it is legally enforceable, which is usually upon signing a respective change order or equivalent document confirming the claim acceptance by customer. For the quarter ended December 31, 2022, we recognized revenue of approximately $11.5 million on a change order during the period in which the performance obligations were substantially satisfied in previous periods.
Revenue from Services: The Company also enters into long-term service agreements with customers to provide operational services related to battery-based energy storage products and solutions. The services include maintenance, monitoring, and other minor services. The Company accounts for the services as a single performance obligation as the services are substantially the same and have the same pattern of transfer to the customers. We recognize revenue overtime using a straight-line recognition method for these types of services. The Company believes using a time-based method to measure progress is appropriate as the performance obligations are satisfied evenly over time based on the fact that customers receive the services evenly. Revenue is recognized by dividing the total transaction price over the service period.
Some of the agreements also provide a commitment to perform augmentation activities which would typically be represented by installation of additional batteries, and other components as needed, to compensate for partially lost capacity due to degradation of batteries over time. The obligation to perform augmentation activities can take the form of either maintaining battery capacity above a given threshold for a stated term while others provide a fixed number of augmentations over a contract term. Augmentation arrangements that require us to maintain battery capacity above an established threshold for a given term are considered service-type warranties. These represent a stand-ready obligation in which the customer benefits evenly overtime, of which we recognize revenue for these arrangements using a straight-line recognition method. Alternatively, augmentation arrangements that require us to perform a fixed number of augmentations over a contract term follow the percentage of completion revenue recognition method. Since these arrangements require a fixed number of augmentations we must perform, we use the pattern of cost as a proxy to identify when our obligations are satisfied and to recognize revenue.
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
The Fluence Trading Platform is technology- and vendor-agnostic (i.e., it can be utilized for wind and solar assets as well as non-Fluence systems). The Fluence Trading Platform is separately identifiable from other services that the Company offers to its customers (i.e., it is not highly interrelated or integrated with other solutions). As such, we determined that the Fluence Trading Platform is accounted for as a separate performance obligation. Revenue from the Fluence Trading Platform includes an integration fee and a monthly subscription fee. We consider the access to the Fluence Trading Platform and related support services in a customer contract to be a series of distinct services which comprise a single performance obligation because they are substantially the same and have the same pattern of transfer. We recognize revenue over time using a straight-line recognition method.
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
Short-term Investments and Marketable Securities: We obtain pricing from Level 1 inputs which includes information from quoted market prices, pricing vendors or quotes from brokers/dealers. We conduct reviews of our primary pricing vendors to determine whether the inputs used in the vendor’s pricing processes are deemed to be observable. The fair value of U.S. Treasury securities and government-related securities, corporate bonds and notes and common stock is generally determined using standard observable inputs, including reported trades, quoted market prices, matrix pricing, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets and/or benchmark securities. Marketable securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in “Other Income” in the accompanying statement of operations. The Company recorded a gain of $0.7 million from short-term investments for the three months ended December 31, 2022.

in thousands	Three Months Ended December 31, 2022
Beginning balance	110,355
Contributions / (withdrawals)	(1,178)
Changes in fair market value	685
Ending Balance	$109,862
Supply Chain Financing
We have provided certain of our suppliers with access to a supply chain financing program through a third-party financing institution (the “SCF Bank”). This program allows us to seek extended payment terms with our suppliers and allows our suppliers to monetize their receivables prior to the payment due date, subject to a discount. Once a supplier elects to participate in the program and reaches an agreement with the SCF Bank, the supplier elects which individual invoices to sell to the SCF Bank. We then pay the SCF Bank on the invoice due date. We have no economic interest in a supplier’s decision to sell a receivable to the SCF Bank. The agreements between our suppliers and the SCF Bank are solely at their discretion and are negotiated directly between them. Our suppliers’ ability to continue using such agreements is primarily dependent upon the strength of our financial condition and guarantees issued by AES and Siemens. As of December 31, 2022, AES and Siemens issued guarantees of $50 million each, for a total of $100 million, to the SCF Bank on our behalf.
As of December 31, 2022, three suppliers were actively participating in the supply chain financing program, and we had $97.8 million of payables outstanding subject to the program. All outstanding payments owed under the program are recorded within “Accounts payable” on the condensed consolidated balance sheets.
Loss per Share
As of December 31, 2022, the Company’s amended and restated certificate of incorporation authorizes three classes of common stock: Class A, Class B-1 and Class B-2. Loss per share is calculated and reported under the “two-class” method. The “two-class” method is an earnings allocation method under which earnings (loss) per share is calculated for each class of common stock considering both distributions declared or accumulated and participation rights in undistributed earnings as if all such loss had been distributed during the period.
Basic net loss per share of Class A common stock is computed by dividing net loss attributable to Class A common stockholders by the weighted average number of shares of Class A common stock outstanding during the period. Diluted net loss per share of Class A common stock is computed by adjusting the net loss available to Class A common stockholders and the weighted average shares of Class A common stock outstanding to give effect to potentially dilutive securities. Shares of our Class B-1 and Class B-2 common stock are not entitled to receive any distributions or dividends. When a common unit of Fluence Energy, LLC is redeemed, at the Company’s election, for cash or Class A common stock by a Founder who holds shares of our Class B-1 or Class B-2 common stock, as applicable, such Founder will be required to surrender a share of Class B-1 or Class B-2 common stock, as the case may be, which we will cancel for no consideration. In the event of cash settlement, the Company is required to issue new shares of Class A common stock and use the proceeds from the sale of these newly-issued shares of Class A common stock to fully fund the cash settlement. Therefore, we did not include shares of our Class B-1 or Class B-2 common stock in the computation of basic loss per share. As we have incurred losses for all periods presented, diluted loss per share is equal to basic loss per share because the effect of potentially dilutive securities would be antidilutive.
The following table presents the potentially dilutive securities that were excluded from the computation of diluted loss per share:

	Three Months Ended December 31,
	2022	2021
Class B-1 common stock	58,586,695	117,173,390
Outstanding stock options	7,835,243	11,294,681
Outstanding phantom units	513,865	2,170,541
Outstanding restricted stock units (“RSUs”)	2,011,690	670,487
In October 2021, the existing limited liability company agreement of Fluence Energy, LLC was amended and restated which recapitalized all existing interests in the Company on the basis of a 14.79-for-1 split. All shares and per share information has been retroactively adjusted to give effect to the recapitalization for all periods presented, unless otherwise indicated.
All earnings prior to and up to November 1, 2021, the date of completion of the IPO, were entirely allocable to non-controlling interest and, as a result, loss per share information is not applicable for reporting periods prior to this date. Consequently, only the net loss allocable to Fluence Energy, Inc. from the period subsequent to November 1, 2021 is included in the net loss attributable to the stockholders of Class A common stock for the three months ended December 31, 2022 and 2021. Basic and diluted net loss per share of Class A common stock for the three months ended December 31, 2022 and 2021, respectively, have been computed as follows:

In thousands, except share and per share amounts	Three Months Ended December 31, 2022	Three Months Ended December 31, 2021
Net loss	(37,193)	(111,460)
Less: Net loss attributable to the non-controlling interest	$(12,551)	$(82,655)
Net loss attributable to Fluence Energy, Inc.	$(24,642)	$(28,805)

Weighted average number of Class A common stock - basic and diluted	115,393,437	54,143,275
Loss per share of Class A common stock, basic and diluted	$(0.21)	$(0.53)
Recent Accounting Standards Adopted
No new accounting standards were adopted during the three months ended December 31, 2022.

Recent Accounting Standards Not Yet Adopted

The following table presents accounting standards not yet adopted:

Standard	Description	Required date of adoption	Effect on the financial statements and other significant matters
Accounting Standards Update (ASU) No. 2022-04: Liabilities-Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations	In September 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2022-04, "Disclosure of Supplier Finance Program Obligations" ("ASU 2022-04"). ASU 2022-04 requires entities to disclose the key terms of supplier finance programs they use in connection with the purchase of goods and services, along with the amount of obligations outstanding at the end of each period and an annual rollforward of such obligations. This standard does not affect the recognition, measurement, or financial statement presentation of supplier finance program obligations.	ASU 2022-04 is effective for the Company beginning in its fiscal year ending, September 30, 2024 ("Fiscal 2024") and is to be applied retrospectively to all periods in which a balance sheet is presented. The annual rollforward disclosure is not required to be made until its fiscal year ending September 30, 2025 ("Fiscal 2025") and is to be applied prospectively. Early adoption is permitted.	The Company is evaluating the impact that this guidance will have on disclosures related to its supplier finance program obligations.

3.    Revenue from Contracts with Customers
Our revenue is primarily derived from sales of our energy storage products and solutions.

In thousands	Three Months Ended December 31,
	2022	2021
Revenue from sale of energy storage products and solutions	$305,803	$172,655
Revenue from services	3,441	1,896
Revenue from digital applications and solutions	781	336
Other	$435	$—
Total	$310,460	$174,887
The following table presents the Company’s revenue disaggregated by geographical region. Revenues are attributed to regions based on location of customers:

In thousands	Three Months Ended December 31,
	2022	2021
Americas (North, Central and South America)	$176,471	$141,833
APAC (Asia Pacific)	19,560	16,809
EMEA (Europe, Middle-East and Africa)	114,429	16,245
Total	$310,460	$174,887
Customer Concentration
For the three months ended December 31, 2022, our top two customers, in the aggregate, accounted for approximately 51% of total revenue.
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
Deferred Revenue
Deferred revenue represents the excess billings over the amount of revenue recognized to date. Deferred revenue from related parties is included in payables and deferred revenue with related parties on the Company’s condensed consolidated balance sheets. The following table provides information about deferred revenue from contracts with customers:

In thousands	Three Months Ended December 31,
	2022	2021
Deferred revenue beginning of period	$273,073	$71,365
Additions	287,840	87,800
Revenue recognized related to amounts that were included in beginning balance of deferred revenue	(91,815)	(13,400)
Deferred revenue end of period	$469,098	$145,765

In thousands	Three Months Ended December 31,
	2022	2021
Deferred revenue from related parties beginning of period	$300,697	$220,122
Additions	88,530	87,543
Revenue recognized related to amounts that were included in beginning balance of deferred revenue	(38,332)	(107,580)
Deferred revenue from related parties end of period	$350,895	$200,085

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
As of December 31, 2022, the Company had $2.7 billion of remaining performance obligations related to our contractual commitments, of which we expect to recognize approximately 80% in revenue in the next 9 to 33 months, 15% in 34 to 57 months and the remainder thereafter.
Variable Consideration
As of December 31, 2022 and September 30, 2022, our transaction prices have been reduced to reflect variable consideration of $70.8 million and $75.5 million, respectively. Variable consideration primarily relates to our customers’ rights to liquidated damages in the event a specified milestone has not been met or equipment is not delivered to contract specifications. Variable consideration is estimated using the expected-value method which computes a weighted average amount based on a range of potential outcomes. In contracts in which a significant reversal may occur, we use constraint in recognizing revenue on variable consideration.

4.    Inventory, Net
Inventory consisted of the following:

In thousands	December 31, 2022			September 30, 2022
	Cost	Provision	Net	Cost	Provision	Net
Cubes, batteries, and other equipment	$1,084,949	$(1,624)	$1,083,325	$653,059	$(1,294)	$651,765
Shipping containers and spare parts	294	(12)	282	982	(12)	970
Total	$1,085,243	$(1,636)	$1,083,607	$654,041	$(1,306)	$652,735

5.    Other Current Assets
Other current assets consisted of the following amounts:

In thousands	December 31, 2022	September 30, 2022
Taxes recoverable	$14,956	$14,378
Advance payments	1,522	1,813
Prepaid expenses	1,750	2,095
Prepaid insurance	7,845	1,549
Derivative asset (a)	991	5,574
Other	$2,683	1,226
Total	$29,747	$26,635
(a) Derivative assets relate to forward contracts used to mitigate foreign exchange risk exposure on customer projects, gains and losses on forward contracts are recorded to cost of goods and services.
6.    Intangible Assets, Net
Intangible assets are stated at amortized cost and consist of the following:

In thousands	December 31, 2022			September 30, 2022
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Patents and licenses	$28,557	$(9,511)	$19,046	$28,551	$(9,033)	$19,518
Developed technology	29,677	(3,413)	26,264	28,347	(2,720)	25,627
Customer relationship	3,534	(426)	3,108	3,340	(263)	3,077
Tradenames /Trademarks	5,257	(2,839)	2,418	5,216	(2,679)	2,537
Other	967	(321)	646	1,213	(276)	937
Total	$67,992	$(16,510)	$51,482	$66,667	$(14,971)	$51,696
Intangible assets are amortized over their estimated useful lives on a straight-line basis. Total amortization expense for the three months ended December 31, 2022 and 2021 was $1.5 million and $0.9 million, respectively.
7.    Goodwill
No impairment was recognized for the three months ended December 31, 2022 and 2021, respectively. The following table presents the goodwill activity:

In thousands	Three Months Ended December 31,
	2022	2021
Goodwill, Beginning of the period	$24,851	$9,176
Foreign currency adjustment	965	(9)
Goodwill, End of the period	$25,816	$9,167

8.    Current Accruals and Provisions
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

In thousands	December 31, 2022	September 30, 2022
Accrued purchases	$106,864	$120,446
Solution projects accruals	35,764	32,550
Provisions for expected project losses	16,290	30,032
Warranty accrual	2,291	1,625
Total	$161,209	$184,653
Less: non-current portion	(1,022)	(839)
Current portion	$160,187	$183,814
9.    Debt
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
The Credit Agreement contains customary covenants for these types of financing, including, but not limited to, covenants that restrict our ability to incur additional indebtedness; incur liens; sell, transfer, or dispose of property and assets; make investments or acquisitions; make dividends, distributions or other restricted payments; and engage in affiliate transactions. The Credit Agreement limits our ability to make certain payments, including dividends and distributions on Fluence Energy, LLC’s equity, Fluence Energy, Inc.’s equity and other restricted payments. Under the terms of the Credit Agreement, Fluence Energy, LLC and its subsidiaries are currently limited in their ability to pay cash dividends to, lend to, or make other investments in Fluence Energy, Inc., subject to certain exceptions, including among others (i) the ability to make investments of up to the greater of (a) $10,500,000 and (b) 1.5% of the consolidated assets of Fluence Energy, Inc. and its subsidiaries, and (ii) the ability to issue dividends and make other Restricted Payments (as defined in the Credit Agreement) (a) if after giving pro forma effect to such dividend or other Restricted Payment the Total Liquidity (as defined in the Credit Agreement) of Fluence Energy, Inc. and its subsidiaries party to the Credit Agreement is at least $600,000,000, or (b) such dividend or other Restricted Payment is made to reimburse Fluence Energy, Inc. for certain tax distributions under the Third Amended and Restated Limited Liability Company Agreement of Fluence Energy, LLC (the “LLC Agreement”) and certain payments under the Tax Receivable Agreement, dated as of November 1, 2021, entered into connection with the IPO, by and among Fluence Energy, Inc., Fluence Energy, LLC and the Founders (the “Tax

Receivable Agreement”) and certain operational expenses incurred in connection with the ownership and management of Fluence Energy, LLC.
In addition, we are required to maintain (i) minimum liquidity and gross revenue requirements, in each case, until consolidated EBITDA reaches $150.0 million for the most recent four fiscal quarters and we make an election, and (ii) thereafter, a maximum total leverage ratio and a minimum interest coverage ratio. Such covenants will be tested on a quarterly basis. As of December 31, 2022, we were in compliance with all such covenants or maintained availability above such covenant triggers.
As of December 31, 2022, we had no borrowings under the Revolver and availability under the facility of $156.4 million, net of letters of credit issued of $43.6 million.

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
Refer to Note 12 — Related-Party Transactions for borrowings from related parties.
Borrowings Against Note Receivable - Pledged as Collateral
During the quarter, we transferred $24.3 million in customer receivables to Standard Charter Bank (“SCB”) in the Philippines for proceeds of $21.1 million. The receivables all related to our largest customer in that country. The underlying receivables transferred were previously aggregated into a long term note, with interest, and had a maturity date of 24 months as of September 30, 2022 and was previously classified under “Other non-current assets.” The transaction is treated as a secured borrowing as we did not transfer the entire note receivable due from the customer to SCB. We continue to receive quarterly interest income from the customer, while SCB is responsible for collecting payments on the principal which represents the initial receivable balance from the customer. We have no other continuing involvement or exposure related to underlying receivables. We will record aggregate interest expense of $3.2 million to SCB over the 24 month period until the note receivable is fully due from the customer.
10.    Income Taxes
The Company’s provision for income taxes is based on the estimated annual effective tax rate, plus discrete items.
Income tax expense (benefit) was $(0.6) million and $0.4 million for the three months ended December 31, 2022 and 2021, respectively. The effective tax rate for the three months ended December 31, 2022 and 2021 was 1.6% and (0.3)%, respectively. For the three months ended December 31, 2022, the Company’s effective tax rate differs from the U.S. statutory tax rate of 21% primarily due to flow-through losses attributable to the Founders, valuation allowances and foreign exchange gains. For the three months ended December 31, 2021, the Company’s effective tax rate differs from the U.S. statutory tax rate of 21% primarily due to flow-through losses incurred prior to the IPO on November 1, 2021, flow-through losses attributable to the Founders, and valuation allowances.
As of each of December 31, 2022 and September 30, 2022, the Company does not believe it has any significant uncertain tax positions and therefore, has not recorded any unrecognized tax benefits.
The Company evaluates the realizability of its deferred tax assets on a quarterly basis and establishes valuation allowances when it is more-likely-than-not that all or a portion of a deferred tax asset may not be realized. As of December 31, 2022 and September 30, 2022, the Company had recorded a full valuation allowance against deferred tax assets on Fluence Energy, Inc. primarily related to its investment in Fluence Energy, LLC, as well as on certain foreign subsidiaries based on the weight of available evidence, including cumulative losses.

11.    Commitments and Contingencies
Guarantees
As of December 31, 2022, the Company had outstanding bank guarantees, parent guarantees and surety bonds issued as performance security arrangements for several projects. Performance security is a precondition to receive any payment from the customer and is reduced in stages according to the project completion status.
Typical turn-key contracts and long-term service agreements contain provisions for performance liquidated damages payments if the solution fails to meet the guaranteed performance thresholds at completion of the project or throughout the service agreement period.
Purchase Commitments
The Company has commitments for minimum volumes of purchases of batteries under a master supply agreement. Liquidated damages apply if the minimum purchase volumes are not met. The Company expects to meet the minimum committed volumes of purchases. The following presents our future minimum purchase commitments by fiscal year, primarily for batteries, and liquidated damages, if the minimum purchase volumes are not met, as of December 31, 2022:

in thousands	Purchase Commitments	Liquidated Damages
2023	643,125	24,569
2024	788,073	125,992
2025	178,568	34,975
2026 and thereafter	4,050	2,502
Total	$1,613,816	$188,038

During the three months ended December 31, 2021, the Company made a $60.0 million advance payment as a capacity guarantee pursuant to a purchase agreement with one of our suppliers, of which, as of December 31, 2022, the balance of $37.0 million is recorded within “Current assets - Advances to suppliers” and no portion remains within “Non-current assets - Advances to suppliers” on the condensed consolidated balance sheets.
Negotiations with our Largest Battery Module Vendor
In December 2021, we entered negotiations with our largest battery module vendor to amend our battery supply agreement. As part of the discussions the vendor sought to renegotiate the price, we were to pay for battery modules purchased in calendar year 2022 as well as those expected to be purchased during the remainder of calendar year 2022 and calendar year 2023. As part of these negotiations, we also discussed settlement of contractual claims by Fluence to the vendor. These negotiations continued throughout calendar year 2022.
On December 15, 2022, we finalized an agreement with the vendor, amending the supply agreement and resolving our claims. The amendments and settlement were consistent with what we had estimated and disclosed in our 2022 consolidated financial statements in our 2022 Annual Report. The approximately $19.5 million settlement for our claims was recognized as a reduction of costs of goods and services for the three months ended December 31, 2022.
Warranties
The Company is party to both assurance and service-type warranties for various lengths of time. The Company recognizes revenue for service-type warranties using either a straight-line or cost to cost method depending on the contract. Extended warranties that customers purchase separately from the related products and services are accounted for as separate performance obligations.
The Company provides a limited warranty related to the successful operation of battery-based energy storage products and solutions, apart from the service type warranties described above and are normally provided for a limited period of time from one to five years, after the commercial operation date or substantial completion depending on the contract terms. The warranties are considered assurance-type warranties which provide a guarantee of quality of the products and solutions.
For assurance-type warranties, the Company records an estimate of future warranty cost over the period of construction, consistent with transfer of control of the equipment or battery-based energy storage products. Periodically, the Company evaluates and adjusts warranty costs to the extent that actual warranty costs materially differ from the original estimates. As of December 31, 2022 and September 30, 2022, the Company accrued warranty liabilities of $2.3 million and $1.6 million, respectively.
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
The following discussion covers the Company’s potential loss contingencies as of December 31, 2022:
2021 Cargo Loss Incident
On April 28, 2021, the Company was notified of an emergency aboard a vessel carrying Fluence inventory. This incident (the “Cargo Loss Incident”) resulted in damage to a portion of our cargo aboard the vessel. The Company had recorded $13.0 million provision to its inventory as of September 30, 2021 based on the net realizable value of cargo that was destroyed. During fiscal year 2022, $13.0 million of inventory was written off against the provision. In addition to the inventory losses, we incurred incremental expenses related to the incident, primarily consisting of inspection costs, project cost overruns due to logistical changes, legal fees, fees to dispose of the damaged cargo, and additional cost to replace the damaged cargo. We expect to continue to incur legal fees related to the incident. We received an aggregate of $10.0 million insurance proceeds related to non-disputed claims, $7.5 million of which was collected in October 2021 and the remaining $2.5 million was collected in April 2022.
2021 Overheating Event at Customer Facility
On September 4, 2021, a 300 MW energy storage facility owned by one of our customers experienced an overheating event. Fluence served as the energy storage technology provider and designed and installed portions of the facility, which was completed in fiscal year 2021. No injuries were reported from the incident. The facility was taken offline as teams from Fluence, our customer, and the battery designer/manufacturer investigated the incident. Our customer released initial findings in the second fiscal quarter of 2022 on what it contends is the root cause of the incident. The customer’s stated findings, if ultimately confirmed and proven, could relate to certain scopes of work for which Fluence or its subcontractors could be responsible. The customer’s stated findings, however, could also relate to certain scopes of work for which other parties were responsible and/or relate to other causes, including the design and installation of portions of the facility over which Fluence did not have responsibility or control. The customer has alleged that Fluence is liable for the incident but has not yet demanded a specific amount of compensation nor alleged a particular level of responsibility. At this time, Fluence cannot accept the customer’s stated findings and has denied liability. No formal legal proceedings have been commenced, but it is reasonably possible that litigation may result from this matter if a resolution cannot be achieved. Any such dispute would also likely include claims by Fluence and counterclaims by the customer relating to disputed costs arising from the original design and construction of the facility. The customer announced in July of 2022 that a large portion of the facility was back online. We are currently not able to estimate the impact that this incident may have on our financial results. To date, we do not believe that this incident has impacted the market’s adoption of our products and solutions.
2022 Overheating Event at Customer Facility
On April 18, 2022, a 10 MW energy storage facility in Chandler, Arizona owned by AES experienced an overheating event. Fluence served as the energy storage technology provider for the facility, which was completed in 2019, and Fluence currently provides maintenance services for the facility. There were no injuries. The facility has been taken offline as teams from Fluence, AES, and the battery manufacturer investigate the incident. We are currently not able to estimate the impact, if any, that this incident may have on our reputation or financial results, or on market adoption of our products and solutions.
12.    Related-Party Transactions
Related parties are represented by AES and Siemens, their respective subsidiaries and other entities under common control. As of December 31, 2022, AES Grid Stability, a wholly owned subsidiary of AES, holds 58,586,695 shares of Class B-1 common stock of Fluence Energy, Inc. and Siemens holds an aggregate of 58,586,695 of Class A common stock of Fluence Energy, Inc.

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
There were no new related party borrowings during the three months ended December 31, 2022.
Sales and Procurement Contracts with Related Parties
The Company signs back-to-back battery-based energy storage product and related service contracts with AES, Siemens, and their subsidiaries (collectively referred to as affiliates) in relation to execution of the affiliates’ contracts with external customers and also direct contracts signed with affiliates. Revenue from contracts with affiliates is included in “Revenue from related parties” on the Company’s condensed consolidated statements of operations and comprehensive loss.
In addition, the Company purchases materials and supplies from its affiliates and records the costs in “Cost of goods and services” on the Company’s condensed consolidated statements of operations and comprehensive loss.
Service Agreements with Affiliates
Fluence and its affiliates have signed service agreements under which the affiliates provide certain administrative services to Fluence. The services include but are not limited to, treasury, information technology services, sales services, payroll, and research and development. Cost of services are accrued monthly and included in “Payables and deferred revenue with related parties”, and “General and administrative”, “Sales and marketing”, or “Research and development” on the Company’s condensed consolidated balance sheets and statements of operations and comprehensive loss, respectively.
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
Receivables and Payables
The following table presents the components of receivables from related parties and payables to related parties on the Company’s condensed consolidated balance sheets:

In thousands	December 31, 2022	September 30, 2022
Accounts receivable	$23,489	$91,879
Unbilled receivables	33,189	20,148
Total receivables from related parties	$56,678	$112,027
Accounts payable	$3,548	$2,550
Deferred revenue	350,895	300,697
Accrued liabilities	3,621	3,101
Total payables and deferred revenue with related parties	$358,064	$306,348
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
The following table presents the related party transactions that are included the Company’s condensed consolidated statements of operations and comprehensive loss for the periods indicated:

In thousands	Three Months Ended December 31,
	2022	2021
Revenue	$101,006	$147,833
Cost of goods and services	(6,407)	(7,495)
Research and development expenses	(191)	(45)
Sales and marketing expenses	(13)	(607)
General and administrative expenses	(30)	(1,191)
Refer to Note 2 - Summary of Significant Accounting Policies and Estimates for details of the related party guarantees associated with the supply chain financing program.
13.    Stock-Based Compensation
Option Plan
In 2020, the Company established the 2020 Unit Option Plan (the “Option Plan”) whereby employees, directors, and consultants, were originally granted non-qualified options to purchase Class A-1 units of Fluence Energy, LLC. As of September 30, 2021, the Company determined that achievement of the performance conditions related to awards granted under the Option Plan was not probable and therefore, no expense was recognized for the non-qualified options during the fiscal year ended September 30, 2021. The completion of the IPO on November 1, 2021 resulted in achievement of the performance condition for the majority of the underlying awards granted under the option plan. In connection with the IPO, the non-qualified options were converted into non-qualified stock options to purchase shares of Class A common stock of Fluence Energy, Inc. Non-qualified stock options under the Option Plan have a contractual term of ten years from the date of grant. The Company estimated the fair value of the awards using the Black-Scholes option-pricing model. The outstanding awards will continue to be governed by their existing terms under the Option Plan. The Option Plan is accounted for as an equity plan. We do not expect to make any further awards under the Option Plan.
As of December 31, 2022, 7,835,243 stock options with an exercise price of $2.45 remain outstanding. The Option Plan has unrecognized stock compensation expense of $1.1 million as of December 31, 2022.
Phantom Units
Employees, directors, and consultants were granted compensation under the Phantom Equity Incentive Plan (the “Phantom Incentive Plan”). As of September 30, 2021, the Company determined that achievement of the performance conditions related to awards granted under the Phantom Incentive Plan was not probable and therefore, no expense was recognized for the phantom units during the fiscal year ended September 30, 2021. The completion of the IPO on November 1, 2021 resulted in achievement of the performance condition for the majority of the underlying awards granted under the Phantom Incentive Plan. The outstanding awards relate to a modification previously made at the time of the IPO related to awards granted to the Company’s executive officers. We do not expect to make any further awards under the Phantom Incentive Plan.
As of December 31, 2022, 513,865 phantom unit awards previously issued remained outstanding. The Phantom Incentive Plan has unrecognized stock compensation expense of $5.3 million as of December 31, 2022.
2021 Incentive Plan
During fiscal year 2021, the Company established the 2021 Incentive Award Plan (the “2021 Incentive Plan”) which reserves 9,500,000 shares of Class A common stock of Fluence Energy, Inc. for issuance to management, other employees, consultants, and board members of the Company. The 2021 Incentive Plan governs over both equity-based and cash-based awards. Employee stock-based awards issued pursuant to the 2021 Incentive Plan that are expected to be settled by issuing shares of Class A common stock are recorded as equity awards. The 2021 Incentive Plan is accounted for as an equity plan. The Company generally expenses the grant date fair value of the awards on a straight-line basis over each of the three separately vesting tranches within a given grant. The awards vest ratably at one-third annually on the anniversary of the grant date over a three-year period. The Company accounts for forfeitures as they occur. Awards to employees and contractors vest ratably over a period of three years. During the three months ended December 31, 2022, the Company granted 97,893 RSUs under the 2021 Incentive Award Plan. The weighted average grant date fair value for the RSUs was $15.31.

As of December 31, 2022, 2,011,690 RSUs previously issued remained outstanding. The 2021 Incentive Plan has unrecognized stock compensation expense of $22.3 million as of December 31, 2022.

The following table presents stock-based compensation expense by financial statement line item:

In thousands	Three Months Ended December 31,
	2022	2021
Cost of goods and services	$900	$3,528
Research and development	2,360	1,813
Sales and marketing	4,699	6,441
General and administrative	518	13,095
Total	$8,477	$24,877

14. Restructuring Plan
On November 11, 2022, the board of directors of the Company approved a restructuring plan to create a more sustainable organization structure for long term growth. As part of this plan, we are in the process of relocating certain positions at high-cost locations to the Fluence India Technology Centre. We expect that the restructuring plan will be complete by the end of fiscal year 2023. Management has the authority to expand the plan as determined necessary. As of December 31, 2022, we have incurred $0.8 million in severance related to the plan and additional $0.5 million in consulting fees.

15. Investment in Joint Venture

On August 5, 2022, Fluence Energy Singapore PTE. LTD., a subsidiary of Fluence Energy, LLC, and ReNew Power entered into an agreement to form a partnership in India for an initial investment of $5.0 million, plus a line of credit of $15.0 million each for a 50% interest in the partnership. We funded the investment and the joint venture commenced operations in the first quarter of fiscal 2023. The investment is recorded in “Other non-current assets.” The investment will be accounted for under the equity-method with results being reported by Fluence one quarter in arrears. The joint venture is not considered a variable interest entity and we do not consolidate the joint venture as we do not hold a controlling financial interest.

16. Subsequent Events
None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Fluence and should be read in conjunction with the accompanying consolidated financial statements and related notes thereto included in this Quarterly Report on Form 10-Q (this “Report”) as well in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 filed with the Securities and Exchange Commission (the “SEC”) on December 14, 2022 (“2022 Annual Report”).
Upon the completion of our initial public offering (the “IPO”) and a series of organization transactions (collectively with the IPO, the “Transactions”) on November 1, 2021, Fluence Energy, Inc. became a holding company whose sole material assets are the limited liability interests in Fluence Energy, LLC (the “LLC Interests”). All of our business is conducted through Fluence Energy, LLC, together with its subsidiaries, and the financial results of Fluence Energy, LLC are consolidated in our financial statements. Except where the context clearly indicates otherwise, “Fluence,” “we,” “us,” “our” or the “Company” refers to Fluence Energy, Inc. and its wholly owned subsidiaries.
Our fiscal year begins on October 1 and ends on September 30. References to “fiscal year 2022” refers to the fiscal year ended September 30, 2022.
Overview
Since our inception on January 1, 2018, we have focused on international growth and developing our energy storage product and delivery services, operational services, and digital applications. We have incurred net operating losses each year since our inception. Through December 31, 2022, we have financed our operations with the proceeds from our IPO, equity contributions from AES Grid Stability, LLC (“AES Grid Stability”), Siemens Industry, Inc. (“Siemens Industry”), and QIA Florence Holdings LLC (“QFH”), cash and cash equivalents, negative working capital, and short-term borrowings.
As of December 31, 2022, we deployed cumulative 1.9 GW of energy storage products and solutions, compared to 1.8 GW as of September 30, 2022. New energy storage product and solutions contracts executed during the three months ended December 31, 2022 represented total contracted power of approximately 0.6 GW compared to 0.6 GW for the three months ended December 31, 2021. We recognized total revenue of $310.5 million for the three months ended December 31, 2022, representing an increase of $135.6 million, or 77.5%, compared to the three months ended December 31, 2021 as we expanded our sales in terms of the number of energy storage products and solutions sold as well as geographic footprint.

Negotiations with our Largest Battery Module Vendor
In December 2021, we entered negotiations with our largest battery module vendor to amend our battery supply agreement. As part of the discussions the vendor sought to renegotiate the price, we were to pay for battery modules purchased in calendar year 2022 as well as those expected to be purchased during the remainder of calendar year 2022 and calendar year 2023. As part of these negotiations, we also discussed settlement of contractual claims by Fluence to the vendor. These negotiations continued throughout calendar year 2022.
On December 15, 2022, we finalized an agreement with the vendor, amending the supply agreement and resolving our claims. The amendments and settlement were consistent with what we had estimated and disclosed in our 2022 consolidated financial statements in our 2022 Annual Report. As part of the finalized agreement we agreed to take on additional scope of work related to commissioning the battery modules installed. The approximately $19.5 million settlement for our claims was recognized as a reduction of costs of goods and services for the three months ended December 31, 2022.

2021 Cargo Loss Incident
On April 28, 2021, the Company was notified of an emergency aboard a vessel carrying Fluence inventory. This incident (the “Cargo Loss Incident”) resulted in damage to a portion of our cargo aboard the vessel. The Company has recorded $13.0 million provision to its inventory as of September 30, 2021, based on the net realizable value of cargo that was destroyed. During the twelve months ended September 30, 2022, $13.0 million of inventory was written off against the provision. In addition to the inventory losses, we incurred incremental expenses related to the incident, primarily consisting of inspection costs, project cost overruns due to logistical changes, legal fees, fees to dispose of the damaged cargo, and additional cost to replace the damaged cargo. We expect to continue to incur legal fees related to the incident. As of December 31, 2022, our total losses and costs to date arising from the incident are approximately $25.4 million. We also received an aggregate of $10.0 million insurance proceeds related to non-disputed claims, $7.5 million of which was collected in October 2021 and the remaining $2.5 million was collected in April 2022.
2021 Overheating Event at Customer Facility
On September 4, 2021, a 300 MW energy storage facility owned by one of our customers experienced an overheating event. Fluence served as the energy storage technology provider and designed and installed portions of the facility, which was completed in fiscal year 2021. No injuries were reported from the incident. The facility was taken offline as teams from Fluence, our customer, and the battery designer/manufacturer investigated the incident. Our customer released initial findings in the second fiscal quarter of 2022 on what it contends is the root cause of the incident. The customer’s stated findings, if ultimately confirmed and proven, could relate to certain scopes of work for which Fluence or its subcontractors could be responsible. The customer’s stated findings, however, could also relate to certain scopes of work for which other parties were responsible and/or relate to other causes, including the design and installation of portions of the facility over which Fluence did not have responsibility or control. The customer has alleged that Fluence is liable for the incident but has not yet demanded a specific amount of compensation nor alleged a particular level of responsibility. At this time, Fluence cannot accept the customer’s stated findings and has denied liability. No formal legal proceedings have been commenced, but it is reasonably possible that litigation may result from this matter if a resolution cannot be achieved. Any such dispute would also likely include claims by Fluence and counterclaims by the customer relating to disputed costs arising from the original design and construction of the facility. The customer announced in July of 2022 that a large portion of the facility was back online. We are currently not able to estimate the impact, that this incident may have on our financial results. To date, we do not believe that this incident has impacted the market’s adoption of our products and solutions.
2022 Overheating Event at Customer Facility
On April 18, 2022, a 10 MW energy storage facility in Chandler, Arizona owned by AES experienced an overheating event. Fluence served as the energy storage technology provider for the facility, which was completed in 2019, and Fluence currently provides maintenance services for the facility. There were no injuries. The facility has been taken offline as teams from Fluence, AES, and the battery manufacturer investigate the incident. We are currently not able to estimate the impact, if any, that this incident may have on our reputation or financial results, or on market adoption of our products and solutions.
Restructuring Plan

On November 11, 2022, the board of directors of the Company approved a restructuring plan to create a more sustainable organization structure for long term growth. As part of this plan, we are in the process of relocating certain positions at high-cost locations to the Fluence India Technology Centre. We expect that the restructuring plan will be complete by the end of fiscal year 2023. Management has the authority to expand the plan as determined necessary.
Investment in Joint Venture

On August 5, 2022, Fluence Energy Singapore PTE. LTD., a subsidiary of Fluence Energy, LLC, and ReNew Power entered into an agreement to form a partnership in India for an initial investment of $5.0 million, plus a line of credit of $15.0 million each for a 50% interest in the partnership. We funded the investment in the first quarter of fiscal year 2023. The joint venture commenced operations during the quarter and began hiring staff.

Segments
The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer. The Company’s CODM reviews financial information on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, the Company has determined that it operates in one operating segment, which corresponds to one reportable segment.
Key Factors and Trends Affecting our Performance
We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and those in Part I, Item 1A. “Risk Factors” in our 2022 Annual Report.
Lithium-ion Battery Cost
Our revenue growth is directly tied to the continued adoption of energy storage products and solutions by our customers. The cost of lithium-ion energy storage hardware has declined significantly in the last decade and has resulted in a large addressable market today.

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
Competition
The market for our products and solutions is competitive and we may face increased competition as new and existing competitors introduce energy storage solutions and components. Furthermore, as we expand our services and digital applications in the future, we may face other competitors including software providers and some hardware manufacturers that offer software solutions. If our market share declines due to increased competition or if we are not able to compete as we expect, our revenue and ability to generate profits in the future may be adversely affected.

Seasonality
We have historically experienced seasonality and see increased order intake in our third and fourth fiscal quarters (April – September), driven by demand in the Northern Hemisphere to install energy storage products and solutions before the summer of the following year. Combined third and fourth fiscal quarter order intake have historically accounted for 80% or more of our total intake each year. However, as we and the market mature we are seeing less seasonality. For fiscal year 2022 third and fourth quarter order intake accounted for only 48% of our total intake for the year. Revenue generation is typically significantly stronger in our third and fourth fiscal quarters as we provide the majority of our products and solutions to customers during these periods. Cash flows historically have been negative in our first and second fiscal quarters, neutral to positive in our third fiscal quarter, and positive in our fourth fiscal quarter. Our services and digital applications and solutions offerings do not experience the same seasonality given their recurring nature.
Inflation
In the markets in which we operate, there have been higher rates of inflation in recent months. If inflation continues to increase in our markets, it may increase our expenses that we may not be able to pass through to customers. It may also increase the costs of our products and solutions that could negatively impact their competitiveness.
Key Components of Our Results of Operations
The following discussion describes certain line items in our condensed consolidated statements of operations and comprehensive loss.
Total Revenue
We generate revenue from the sale of energy storage products, service agreements with customers to provide operational services related to battery-based energy storage products, and from digital application contracts. Fluence enters into contracts with utility companies, developers, and commercial and industrial customers. We derive the majority of our revenues from selling energy storage products. When we sell a battery-based energy storage product, we enter into a contract with our customers covering the price, specifications, delivery dates and warranty for the products being purchased, among other things. The manner in which a solution is provided to a customer may vary, not all solutions may require Fluence to procure batteries on behalf of our customer. A solution may only require logistics, design, installation and or commission services depending on customer requirements.
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

Key Operating Metrics

The following tables present our key operating metrics as of December 31, 2022 and September 30, 2022, and order intake for the three months ended December 31, 2022 and 2021. The tables below present the metrics in either Gigawatts (GW) or Gigawatt hours (GWh).

	December 31, 2022	September 30, 2022	Change	Change %
Energy Storage Products and Solutions
Deployed (GW)	1.9	1.8	0.1	5.6%
Deployed (GWh)	5.1	5.0	0.1	2.0%
Contracted Backlog (GW)	4.3	3.7	0.6	16.2%
Pipeline (GW)	9.7	9.3	0.4	4.3%
Pipeline (GWh)	26.3	22.6	3.7	16.4%

(amounts in GW)	December 31, 2022	September 30, 2022	Change	Change %
Service Contracts
Assets under Management	2.0	2.0	—	—%
Contracted Backlog	2.1	2.0	0.1	5.0%
Pipeline	8.3	8.8	(0.5)	(5.7%)

(amounts in GW)	December 31, 2022	September 30, 2022	Change	Change %
Digital Contracts
Assets under Management	14.0	13.7	0.3	2.2%
Contracted Backlog	4.0	3.6	0.4	11.1%
Pipeline	20.6	19.6	1.0	5.1%

(amounts in GW)	Three Months Ended December 31,
	2022	2021	Change	Change %
Energy Storage Products and Solutions
Contracted	0.6	0.6	—	(4.8)%
Service Contracts
Contracted	0.1	0.3	(0.2)	(60.0)%
Digital Contracts
Contracted	0.8	0.3	0.5	138.8%
Deployed represents cumulative energy storage products and solutions that have achieved substantial completion and are not decommissioned.
Assets under management for service contracts represents our long-term service contracts with customers associated with our completed energy storage system products and solutions. We start providing maintenance, monitoring, or other operational services after the storage product projects are completed.
Assets under management for digital software represents contracts signed and active (post go live).
Contracted Backlog and Contracted
For our energy storage products and solutions contracts, contracted backlog includes signed customer orders or contracts under execution prior to when substantial completion is achieved. For service contracts, contracted backlog includes signed service agreements associated with our storage product projects that have not been completed and the associated service has not started. For digital applications contracts, contracted backlog includes signed agreements where the associated subscription has not started.
Contracted represents new energy storage product contracts, new service contracts and new digital contracts signed during each fiscal period presented.

Pipeline
Pipeline represents our uncontracted, potential revenue from energy storage products, service, and digital software contracts, which have a reasonable likelihood of contract execution within 24 months. Pipeline is monitored by management to understand the anticipated growth of our Company and our estimated future revenue related to customer contracts for our battery-based energy storage products and solutions.
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
Adjusted Gross Profit (Loss) is calculated using gross profit (loss), adjusted to exclude (i) stock-based compensation expenses and (ii) certain other income or expenses. Adjusted Gross Profit Margin is calculated using Adjusted Gross Profit (Loss) divided by total revenue.
Adjusted Net Loss is calculated using net loss, adjusted to exclude (i) amortization of intangibles, (ii) stock-based compensation, (iii) other income or expenses, and (iv) tax impact of these adjustments.
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

The following tables present our non-GAAP measures for the periods indicated.

($ in thousands)	Three Months Ended December 31,		Change	Change %
	2022	2021
Net loss	$(37,193)	$(111,460)	$74,267	66.6%
Add (deduct):
Interest expense (income), net(a)	(656)	615	(1,271)	206.7
Income tax expense	(614)	358	(972)	(271.5)
Depreciation and amortization	2,424	1,427	997	69.9
Stock-based compensation(b)	8,477	24,877	(16,400)	(65.9)
Other expenses(c)	2,085	41,350	(39,265)	(95.0)
Adjusted EBITDA	$(25,477)	$(42,833)	$17,356	40.5%
(a) Net interest expense (income) for the three months ended December 31, 2022 consists of $0.8 million of interest expense and $1.5 million of interest income.
(b) Included incentive awards that will be settled in shares and incentive awards that will be settled in cash.
(c) Amount for the three months ended December 31 2022 included $1.0 million in severance costs, primarily related to our restructuring plan, $0.5 million in consulting fees related to restructuring plan, and $0.6 million due to the 2021 cargo loss incident and other legal matters. Amount for the three months ended December 31, 2021 included $5.6 million related to excess shipping costs and $31.3 million of project charges and other costs which are compounding effects of the COVID-19 pandemic, $4.3 million related to the 2021 cargo loss incident, and $0.1 million IPO-related expenses which did not qualify for capitalization.

($ in thousands)	Three Months Ended December 31,		Change	Change %
	2022	2021
Total revenue	$310,460	$174,887	$135,573	(77.5)%
Cost of goods and services	298,420	228,036	70,384	30.9
Gross (loss) profit	12,040	$(53,149)	$65,189	(122.7)
Add (deduct):
Stock-based compensation(a)	900	3,528	(2,628)	(74.5)
Other expenses(b)	1,743	41,266	(39,523)	(95.8)
Adjusted Gross Profit (Loss)	$14,683	$(8,355)	$23,038	(275.7)%
Adjusted Gross Profit Margin %	4.7%	(4.8)%
(a) Included incentive awards that will be settled in shares and incentive awards that will be settled in cash.
(b) Amount for the three months ended December 31 2022 included $1.6 million related to the 2021 cargo loss incident and other legal matters and $0.1 million in severance costs related the restructuring plan. Amount for the three months ended December 31, 2021 included $5.6 million related to excess shipping costs and $31.3 million of project charges and other costs which are compounding effects of the COVID-19 pandemic, and $4.3 million related to the 2021 cargo loss incident.

($ in thousands)	Three Months Ended December 31,		Change	Change %
	2022	2021
Net loss	$(37,193)	$(111,460)	$74,267	66.6%
Add (deduct):
Amortization of intangible assets	1,539	918	621	(67.6)
Stock-based compensation(a)	8,477	24,877	(16,400)	(65.9)
Other expenses(b)	2,085	41,350	(39,265)	(95.0)
Adjusted Net Loss	$(25,092)	$(44,315)	$19,223	(43.4)%
(a) Included incentive awards that will be settled in shares and incentive awards that will be settled in cash.
(b) Amount for the three months ended December 31 2022 included $1.0 million in severance costs primarily related to restructuring plan, $0.5 million in consulting fees related to restructuring plan, and $0.6 million due to the 2021 cargo loss incident and other legal matters. Amount for the three months ended December 31, 2021 included $5.6 million related to excess shipping costs and $31.3 million of project charges and other costs which are compounding effects of the COVID-19 pandemic, $4.3 million related to the 2021 cargo loss incident, and $0.1 million IPO-related expenses which did not qualify for capitalization.

($ in thousands)	Three Months Ended December 31,		Change	Change %
	2022	2021
Net cash used in operating activities	(88,898)	(191,551)	102,653	(53.6)%
Less: Purchase of property and equipment	(2,496)	(870)	(1,626)	186.9
Free Cash Flows	$(91,394)	$(192,421)	$101,027	(52.5)%
Results of Operations
Comparison of the Three Months Ended December 31, 2022 to the Three Months Ended December 31, 2021
The following table sets forth our operating results for the periods indicated.

($ in thousands)	Three Months Ended December 31,		Change	Change %
	2022	2021
Total revenue	$310,460	$174,887	$135,573	77.5%
Costs of goods and services	298,420	228,036	70,384	30.9
Gross (loss) profit	12,040	(53,149)	65,189	(122.7)
Gross profit %	3.9%	(30.4)%
Operating expenses
Research and development	19,162	10,758	8,404	78.1
Sales and marketing	8,792	13,059	(4,267)	(32.7)
General and administrative	31,267	31,201	66	0.2
Depreciation and amortization	2,424	1,427	997	69.9
Interest expense	816	682	134	19.6
Other income (expense), net	12,614	(826)	13,440	(1627.1)
Loss before income taxes	(37,807)	(111,102)	73,295	66.0
Income tax expense (income)	(614)	358	(972)	(271.5)
Net loss	$(37,193)	$(111,460)	$74,267	66.6%
Net loss attributable to non-controlling interests	$(12,551)	$(82,655)	$70,104	84.8%
Net loss attributable to Fluence Energy, Inc.	$(24,642)	$(28,805)	$4,163	14.5%
Total Revenue
Total revenue was $310.5 million for the three months ended December 31, 2022, compared to $174.9 million for the three months ended December 31, 2021, representing an increase of $135.6 million, or 77.5%. The increase in total revenue for the three month period compared to the same period of the prior year was mainly attributable to the expansion of sales of our battery-based energy storage products and solutions, particularly in the Americas and EMEA regions.
Costs of Goods and Services
Cost of goods and services was $298.4 million for the three months ended December 31, 2022, compared to $228.0 million for the three months ended December 31, 2021, representing an increase of $70.4 million, or 30.9%. The increase is attributable to an increase in sales volume, offset by a reduction of $19.5 million due to settlement of contractual claims with our largest battery module vendor.

Gross Profit (Loss) and Gross Profit Margin
Gross profit was $12.0 million, and gross profit margin was 3.9%, for the three months ended December 31, 2022, compared to a gross loss of $(53.1) million, and a gross profit margin of (30.4)%, for the three months ended December 31, 2021. The gross loss in the prior period was negatively impacted by (i) capacity constraints within the shipping industry and increased shipping costs, both of which were caused primarily as a result of the COVID-19 pandemic, (ii) cost overruns, delays and other project charges we experienced in some projects under construction, and in deliveries our sixth-generation products and (iii) the 2021 cargo loss incident. These negative conditions are not expected in current period. The gross profit and gross margin in the current year is attributable to a reduction of project delays and shipping constraints that occurred in prior period but not in the current period, as well as a reduction of costs of goods and services of $19.5 million due to settlement of contractual claims with our largest battery module vendor and due to change orders recognized with customers in the current period for price increases to recover costs previously incurred.
Research and Development Expenses
Research and development expenses increased from $10.8 million for the three months ended December 31, 2021 to $19.2 million for the three months ended December 31, 2022. The increase of $8.4 million, or 78.1%, was mainly related to increased salaries and personnel-related costs in the current period due to higher headcount to support our growth as we have been investing heavily in our human capital, technology, products, solutions, and services to support significant increases in our operations and related revenues.
Sales and Marketing Expenses
Sales and marketing expenses decreased from $13.1 million for the three months ended December 31, 2021 to $8.8 million for the three months ended December 31, 2022. The decrease of $(4.3) million, or (33)%, was primarily related to a reduction of stock-based compensation expense. Stock-based compensation expense was higher in the three months ended December 31, 2021 due to previously unrecognized stock-based compensation expense being recognized due to achievement of the performance condition being met upon IPO.
General and Administrative Expenses
General and administrative expenses were $31.2 million for the three months ended December 31, 2021 and $31.3 million for the three months ended December 31, 2022. The increase of $0.1 million, or 0.2%, was primarily due to an increase in personal related expenses, and consulting fees offset by a reduction of stock-based compensation expense. Stock-based compensation expense was higher in the three months ended December 31, 2021 due to previously unrecognized stock-based compensation expense being recognized due to achievement of the performance condition being met upon IPO.

Depreciation and Amortization
Depreciation and amortization increased from $1.4 million for the three months ended December 31, 2021 to $2.4 million for the three months ended December 31, 2022. The increase of $1.0 million was attributable to an increase of $0.6 million amortization related to intangible assets acquired in April 2022 and $0.4 million depreciation from increased fixed assets.
Interest Expense
Interest expense was $0.8 million for the three months ended December 31, 2022, compared to $0.7 million for the three months ended December 31, 2021. The increase of $0.1 million was primarily due to the increased amortization of Revolver deferred financing costs, partially offset by a decrease in interest expense on our Line of Credit which was repaid in November 2021.
Other Income (Expense), Net
Other income, net was $12.6 million for the three months ended December 31, 2022, compared to other expense, net of $(0.8) million for the three months ended December 31, 2021. The $13.4 million increase, or 1627%, was mainly a result of foreign currency exchange adjustments for monetary assets and liabilities.

Income Tax Expense
Income tax expense (benefit) was $(0.6) million for the three months ended December 31, 2022 and $0.4 million for the three months ended December 31, 2021. The effective income tax rate was 1.6% and (0.3)% for the three months ended December 31, 2022 and 2021, respectively. The increase in income tax benefit and change in effective tax rate were primarily due to changes in valuation allowances and foreign exchange gains and losses.
Net Loss
Net loss decreased from $(111.5) million for the three months ended December 31, 2021 to $(37.2) million for the three months ended December 31, 2022. The decrease of $74.3 million, or (66.6)%, was driven by a reduction of (i) capacity constraints within the shipping industry and increased shipping costs, both of which were caused primarily as a result of the COVID-19 pandemic, (ii) cost overruns and delays we experienced in some projects under construction at that time, and (iii) the 2021 cargo loss incident. In the first quarter of 2022, we did not incur additional IPO costs and we recorded a reduction of costs of goods and services of $19.5 million due to settlement of contractual claims with our largest battery module vendor.
Liquidity and Capital Resources
Since inception and through December 31, 2022, our principal sources of liquidity were the proceeds from our IPO, our cash and cash equivalents, short-term borrowings, capital contributions from AES Grid Stability and Siemens Industry, and proceeds from the QFH investment. We believe the proceeds received from our IPO, cash flows from operations, along with short-term borrowing will be sufficient to meet our expense and capital requirements for at least the next twelve months following the filing of this Report.
On November 1, 2021, upon the closing of our IPO, we received net proceeds of $935.8 million, after deducting underwriting discounts and offering expenses payable by the Company. The net proceeds from the IPO were used to purchase 35,650,000 newly issued limited liability company interests (“LLC Interests”) directly from Fluence Energy, LLC at a price per unit equal to the IPO price per share of Class A common stock less the underwriting discount and estimated offering expenses payable by us. Fluence Energy, LLC used the net proceeds from the sale of LLC Interests to Fluence Energy, Inc. to repay all outstanding borrowings under the now extinguished Line of Credit and the Promissory Notes. (as defined below) The remainder of the proceeds has been used for working capital and other general corporate purposes.
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
We have provided certain of our suppliers with access to a supply chain financing program through a third-party financing institution (the “SCF Bank”). This program allows us to seek extended payment terms with our suppliers and allows our suppliers to monetize their receivables prior to the payment due date, subject to a discount. Once a supplier elects to participate in the program and reaches an agreement with the SCF Bank, the supplier elects which individual invoices to sell to the SCF Bank. We then pay the SCF Bank on the invoice due date. We have no economic interest in a supplier’s decision to sell a receivable to the SCF Bank. The agreements between our suppliers and the SCF Bank are solely at their discretion and are negotiated directly between them. Our suppliers’ ability to continue using such agreements is primarily dependent upon the strength of our financial condition and guarantees issued by AES and Siemens. As of December 31, 2022, AES and Siemens issued guarantees of $50.0 million each, for a total of $100.0 million, to SCF Bank on our behalf.
As of December 31, 2022, three suppliers were actively participating in the supply chain financing program, and we had $97.8 million of payables outstanding subject to the program. All outstanding payments owed under the program are recorded within “Accounts payable” on the condensed consolidated balance sheets.

Revolving Credit Facility
On November 1, 2021, we entered into the Credit Agreement, by and among Fluence Energy, LLC, as the borrower, Fluence Energy, Inc., as a parent guarantor, the subsidiary guarantors party thereto, the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent and collateral agent. The Revolver is secured by a (i) first priority pledge of the equity securities of Fluence Energy, LLC and its subsidiaries and (ii) first priority security interests in, and mortgages on, substantially all tangible and intangible personal property and material fee-owned real property of Fluence Energy, LLC, the parent guarantor and each subsidiary guarantor party thereto, in each case, subject to customary exceptions and limitations. The initial aggregate amount of commitments was $190.0 million from the lenders party thereto including JP Morgan Chase Bank, N.A., Morgan Stanley Senior Funding, Inc., Bank of America, N.A., Barclays Bank PLC, and five other banks. On June 30, 2022, the Company increased the revolving commitment available under the Revolver by $10.0 million to an aggregate of $200.0 million and added UBS AG, Stamford Branch as an additional lender under the Revolver. As of December 31, 2022, the aggregate amount of commitments is $200.0 million from the lenders party including JP Morgan Chase Bank, N.A., Morgan Stanley Senior Funding, Inc., Bank of America, N.A., Barclays Bank PLC, and six other banks. The maturity date of the Revolver is November 1, 2025.
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
The Credit Agreement contains customary covenants for these types of financing, including, but not limited to, covenants that restrict our ability to incur additional indebtedness; incur liens; sell, transfer, or dispose of property and assets; make investments or acquisitions; make dividends, distributions, or other restricted payments; and engage in affiliate transactions. The terms of the Credit Agreement limit our ability to make certain payments, including dividends and distributions on Fluence Energy, LLC’s equity, Fluence Energy, Inc.’s equity and other restricted payments. Under the terms of the Credit Agreement, Fluence Energy, LLC and its subsidiaries are currently limited in their ability to pay cash dividends to, lend to, or make other investments in Fluence Energy, Inc., subject to certain exceptions, including among others (i) the ability to make investments of up to the greater of (a) $10,500,000 and (b) 1.5% of the consolidated assets of Fluence Energy, Inc. and its subsidiaries, and (ii) the ability to issue dividends and make other Restricted Payments (as defined in the Credit Agreement) (a) if after giving pro forma effect to such dividend or other Restricted Payment the Total Liquidity (as defined in the Credit Agreement) of Fluence Energy, Inc. and its subsidiaries party to the Credit Agreement is at least $600,000,000, or (b) such dividend or other Restricted Payment is made to reimburse Fluence Energy, Inc. for certain tax distributions under the Third Amended and Restated Limited Liability Company Agreement of Fluence Energy, LLC (the “LLC Agreement”) and certain payments under the Tax Receivable Agreement and certain operational expenses incurred in connection with the ownership and management of Fluence Energy, LLC. In addition, we are required to maintain (i) minimum liquidity and gross revenue requirements, in each case, until consolidated EBITDA reaches $150.0 million for the most recent four fiscal quarters and we make an election, and (ii) thereafter, a maximum total leverage ratio and a minimum interest coverage ratio. Such covenants will be tested on a quarterly basis. As of December 31, 2022, we were in compliance with all such covenants or maintained availability above such covenant triggers.
As of December 31, 2022, we had no borrowings under the Revolver and availability under the facility of $156.4 million, net of letters of credit issued of $43.6 million.

Historical Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities for the periods presented.

	Three Months Ended December 31,		Change	Change %
($ in thousands)	2022	2021
Net cash used in operating activities	(88,898)	(191,551)	$102,653	53.6%
Net cash used in investing activities	(6,331)	(870)	$(5,461)	627.7%
Net cash provided by financing activities	23,252	833,487	$(810,235)	(97.2)%
Net cash flows used in operating activities were $88.9 million for the three months ended December 31, 2022 compared to $191.6 million for the three months ended December 31, 2021. The decrease in net operating cash outflows was primarily driven by reduction in net operating loss, increases in accounts payable and deferred revenue, offset by purchases of inventory.
Net cash flows used in investing activities were $6.3 million for the three months ended December 31, 2022, which included $2.5 million purchases of property and equipment and $5.0 million investment in joint venture offset by proceeds on short term investments. Net cash flows used in investing activities were $0.9 million for the three months ended December 31, 2021, due to purchases of property and equipment.
Net cash flows provided by financing activities were approximately $23.3 million for the three months ended December 31, 2022. The net cash flows provided by financing activities were primarily driven by $21.1 million of proceeds from secured borrowings against notes receivable and $2.4 million of proceeds from the exercise of stock options, offset by $0.3 million related to repurchase of Class A common stock placed in treasury. Net cash flows provided by financing activities were $833.5 million for the three months ended December 31, 2021, which included $948.0 million net proceeds from issuance of Class A common stock sold in the IPO, net of underwriting discounts and offering expenses, offset by the repayment of $100.0 million short term borrowings from the Line of Credit and the Promissory Notes, a $6.3 million payment of transaction costs related to issuance of membership units, and $2.7 million payments of debt issuance costs related to the Revolver.
Credit Support and Reimbursement Agreement

We are party to an Amended and Restated Credit Support and Reimbursement Agreement with AES and Siemens Industry whereby they may, from time to time, agree to furnish credit support to us in the form of direct issuances of credit support to our lenders or other beneficiaries or through their lenders’ provision of letters of credit to backstop our own facilities or obligations. Pursuant to the Amended and Restated Credit Support and Reimbursement Agreement, if AES or Siemens Industry agree to provide a particular credit support (which they are permitted to grant or deny in their sole discretion), they are entitled to receipt of a credit support fee and reimbursement for all amounts paid to our lenders or other counterparties, payable upon demand. The Amended and Restated Credit Support and Reimbursement Agreement initially expires on June 9, 2025 (the “initial expiration date”), and will automatically and indefinitely continue after such date; after such initial expiration date, either AES or Siemens Industry is permitted to terminate the agreement upon six months prior notice. Any credit support under the Credit Support and Reimbursement Agreement will remain in effect after any such termination until such credit support has been replaced by the Company.
Tax Receivable Agreement
In connection with the IPO, we entered into the Tax Receivable Agreement with Fluence Energy, LLC and Siemens Industry and AES Grid Stability (together, the “Founders”). Under the Tax Receivable Agreement, we are required to make cash payments to the Founders equal to 85% of the tax benefits, if any, that we actually realize, or in certain circumstances are deemed to realize, as a result of (1) the increases in our share of the tax basis of assets of Fluence Energy, LLC and its subsidiaries resulting from any redemptions or exchanges of LLC Interests from the Founders and certain distributions (or deemed distributions) by Fluence Energy, LLC; and (2) certain other tax benefits arising from payments under the Tax Receivable Agreement. The payment obligation under the Tax Receivable Agreement is an obligation of Fluence Energy, Inc. and not of Fluence Energy, LLC. We expect to use distributions from Fluence Energy, LLC to fund any payments that we will be required to make under the Tax Receivable Agreement. To the extent we are unable to make timely payments under the Tax Receivable Agreement for any reason, such payments generally will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement resulting in the acceleration of payments due under the Tax Receivable Agreement.

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

We have determined it is not probable payments under the Tax Receivable Agreement would be made, given there is no expectation of future sufficient taxable income over the term of the agreement to utilize the deductions in the future. Therefore, the Company has not recognized the liability. Should we determine that the Tax Receivable Agreement payment is probable, a corresponding liability will be recorded and as a result, our future results of operations and earnings could be impacted as a result of these matters.
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
During the three months ended December 31, 2022, there were no significant changes in application of our critical accounting policies or estimation procedures from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our 2022 Annual Report and the notes to the audited consolidated financial statements appearing elsewhere in the 2022 Annual Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes with respect to our exposure to market risk as disclosed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2022 Annual Report.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to provide reasonable assurance of achieving the objective that information in our Securities Exchange Act of 1934, as amended (the “Exchange Act”) reports is recorded, processed, summarized and reported within the time periods specified and pursuant to the requirements of the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022, the end of the period covered by this Report. Based upon that evaluation, and as a result of the material weaknesses described below, management concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level.
Material Weaknesses and Remediation Measures
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.
As of December 31, 2022, a material weakness in the internal control over revenue recognition and related inventory has not been fully remediated. The Company did not sufficiently design and implement controls related to revenue recognition and associated processes, including in-transit and delivered equipment and liquidated damages.
We assessed the material weakness as not fully remediated due to the timing of control implementation and operating issues identified in management’s assessment of controls. However, there have been significant efforts and additional controls implemented to address the risks as follows: (1) enhancement of our revenue recognition policies, including training on the policies, (2) implementation of project-level and accounting-level controls to review project costs, liquidated damages, and revenue calculations, (3) implementation of effective controls over account analyses and reconciliations, and (4) hired additional resources and continue to hire to provide necessary expertise to continue to mature control environment.

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
Changes in Internal Control over Financial Reporting
We are taking actions to remediate the material weakness relating to our internal control over financial reporting. Other than the changes to our internal control over financial reporting described in “Material Weaknesses and Remediation Measures” above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
From time to time, we may be involved in litigation relating to claims that arise out of our operations and business that cover a wide range of matters, including, among others, intellectual property matters, contract disputes, insurance and property damage claims, employment claims, personal injury claims, product liability claims, environmental claims and warranty claims. Currently, there are no claims or proceedings against us that we believe will have a material adverse effect on our business, financial condition, results of operations or cash flows. However, the results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, we may incur significant costs and experience a diversion of management resources as a result of claims and litigation.
For a description of our material pending legal contingencies, please see Note 11 - Commitments and Contingencies, to the unaudited condensed consolidated financial statements included elsewhere in this Report.
Item 1A. Risk Factors
There have been no material changes with respect to our risk factors previously disclosed in our 2022 Annual Report except as stated below. You should carefully consider the risks described in Item 1A. "Risk Factors" of our 2022 Annual Report, which are incorporated herein by reference, together with all of the other information included in this Report, before making an investment decision. Our business, financial condition and results of operations could be materially and adversely affected by any of these risks or uncertainties.
The reduction, elimination, or expiration of government incentives for, or regulations mandating the use of, renewable energy could impact demand for energy storage products and harm our business.
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
In August 2022, the United States passed the Inflation Reduction Act of 2022 (the “IRA”), which includes a number of government incentives that support the adoption of energy storage products and services and are anticipated to benefit the Company and its operations. Forthcoming guidance to implement the IRA from the U.S. Department of Treasury and other federal administrative agencies could be drafted in such manner that would not be as anticipated and may be less beneficial than anticipated, or even adverse, to the Company’s interests.  Furthermore, the impact of the IRA to our operations cannot be known with certainty and we may not recognize the benefits we anticipate. We are continuing to evaluate the potential overall impact and applicability of the IRA on our business and operations. To the extent that any changes resulting from the IRA are less beneficial than anticipated or have a negative impact on us or our business, these changes may materially and adversely impact our business, financial condition, and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information

None

Item 6. Exhibits
(a)The following exhibits are filed as part of this

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Fluence Energy, Inc.	8-K	001-40978	3.1	November 3, 2021
3.2	First Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Fluence Energy, Inc.	8-K	001-40978	3.1	December 22, 2022
3.3	Amended and Restated Bylaws of Fluence Energy, Inc.	8-K	001-40978	3.2	November 3, 2021
4.1*	Description of Registered Securities
31.1*
Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*
Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Fluence Energy, Inc.

Date: February 10, 2023	By:	/s/ Julian Nebreda
Julian Nebreda Chief Executive Officer and President (Principal Executive Officer)

Date: February 10, 2023	By:	/s/ Manavendra Sial
Manavendra Sial Chief Financial Officer and Senior Vice President (Principal Financial Officer)