Form 10-Q
period 2023-03-31
Fluence Energy, Inc.
filed 2023-05-11
CIK 1868941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of May 8, 2023, the registrant had 116,930,304 shares of Class A common stock outstanding and 58,586,695 shares of Class B-1 common stock outstanding.

Cautionary Statement Regarding Forward-Looking Information
Certain statements in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 (this “Report”), excluding historical information, contain or may contain forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements regarding our future results of operations and financial position, business strategy and plans, and objectives of management for future operations, including, among others, statements regarding expected growth, introduction of new products and services, future capital expenditures and debt service obligations, are forward-looking statements. In some cases, you may identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “seeks,” “intends,” “targets,” “projects,” “contemplates,” “grows,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
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
•risk associated with fluctuations in the market prices of commodity raw materials, including steel, aluminum, lithium carbonate, and cobalt, that are used in components from suppliers, such as lithium-ion batteries, that are incorporated into our energy storage products and solutions;
•risk associated with estimation uncertainty related to our product warranties;
•our ability to attract and retain talent;
•the impact of economic, social, and political instability in the markets in which we operate and other regions of the world, including any impacts arising out of the ongoing conflict in Ukraine;
•instability in the financial services sector and the impact on the viability of financial institutions where we maintain our cash and cash equivalents;
•changes in levels of inflation, interest rates, and foreign currency exchange rates and related actions taken by government authorities in connection therewith;
•our expectations regarding the size and growth of our existing and future markets in which we compete;
•the potential future impact of a global pandemic on our ground operations at project sites, our manufacturing facilities, our customers, our workforce, and our suppliers and our vendors;

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
•the implementation and impact of government and economic incentives for energy storage products and solutions and/or services;
•our assessment and expectations regarding our global growth;
•our ability to maintain, protect, and enhance our intellectual property;
•our ability to recognize anticipated synergies from strategic initiatives and/or acquisitions by the Company;
•the increased expenses associated with being a public company;
•the continued listing of our securities on the Nasdaq Global Select Market;
•the significant influence that Siemens AG and AES Grid Stability, LLC have over us, including control over decisions that require the approval of stockholders; and
•other factors described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, filed with the Securities and Exchange Commission (“SEC”) on December 14, 2022 (the “2022 Annual Report”), in Part II, Item 1A “Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2022 filed on February 10, 2023, and Part II, Item 1A of this Report.
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

Part I - Financial Information
Item 1. Financial Statements
FLUENCE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars in Thousands, except share and per share amounts)

	Unaudited
	March 31, 2023	September 30, 2022
Assets
Current assets:
Cash and cash equivalents	$194,357	$357,296
Restricted cash	108,224	62,425
Short-term investments	70,023	110,355
Trade receivables	337,535	86,770
Unbilled receivables	152,774	138,525
Receivables from related parties	88,385	112,027
Advances to suppliers	65,966	54,765
Inventory, net	763,215	652,735
Other current assets	27,922	26,635
Total current assets	1,808,401	1,601,533
Non-current assets:
Property and equipment, net	$13,403	$13,755
ROU Asset - Operating Leases	3,124	2,403
Intangible assets, net	49,676	51,696
Goodwill	25,944	24,851
Deferred income tax asset	2,571	3,028
Advances to suppliers	—	8,750
Debt issuance cost	2,361	2,818
Note receivable - pledged as collateral	24,330	24,330
Other non-current assets	17,777	12,490
Total non-current assets	139,186	144,121
Total assets	$1,947,587	$1,745,654
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$399,991	$304,898
Deferred revenue	584,425	273,073
Personnel related liabilities	27,234	21,286
Accruals and provisions	106,447	183,814
Payables and deferred revenue with related parties	195,220	306,348
Taxes payable	17,295	11,114
Current portion of operating lease liabilities	1,534	1,732
Other current liabilities	12,819	7,198
Total current liabilities	$1,344,965	$1,109,463
Non-current liabilities:
Operating lease liabilities, net of current portion	1,847	1,011
Deferred income tax liability	3,499	4,876
Borrowings against note receivable - pledged as collateral	21,602	—
Other non-current liabilities	7,679	1,096
Total non-current liabilities	$34,627	$6,983
Total liabilities	$1,379,592	$1,116,446
Stockholders’ Equity:
Preferred stock, $0.00001 per share, 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2023 and September 30, 2022	—	—
Class A common stock, $0.00001 par value per share, 1,200,000,000 shares authorized; 117,058,711 shares issued and 116,486,460 shares outstanding as of March 31, 2023; 115,424,025 shares issued and 114,873,121 shares outstanding as of September 30, 2022	$1	$1
Class B-1 common stock, $0.00001 par value per share, 200,000,000 shares authorized; 58,586,695 and 58,586,695 shares issued and outstanding as of March 31, 2023 and September 30, 2022, respectively	—	—
Class B-2 common stock, $0.00001 par value per share, 200,000,000 shares authorized; no shares issued and outstanding as of March 31, 2023 and September 30, 2022	—	—
Treasury stock, at cost	(5,301)	(5,013)
Additional paid-in capital	563,222	542,602
Accumulated other comprehensive income	(565)	2,784
Accumulated deficit	(154,041)	(104,544)
Total stockholders’ equity attributable to Fluence Energy, Inc.	$403,316	$435,830
Non-Controlling interests	164,679	193,378
Total stockholders’ equity	$567,995	$629,208
Total liabilities and stockholders’ equity	$1,947,587	$1,745,654
The accompanying notes are an integral part of these condensed statements

FLUENCE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS (UNAUDITED)
(U.S. Dollars in Thousands, except share and per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Revenue	$405,110	$115,798	$614,564	$142,852
Revenue from related parties	293,076	226,926	394,082	374,759
Total revenue	698,186	342,724	1,008,646	517,611
Cost of goods and services	667,373	357,472	965,793	585,508
Gross (loss) profit	30,813	(14,748)	42,853	(67,897)
Operating expenses:
Research and development	22,551	13,340	41,713	24,098
Sales and marketing	10,401	6,191	19,193	19,250
General and administrative	31,778	25,237	63,045	56,438
Depreciation and amortization	2,669	1,493	5,093	2,920
Interest expense	1,144	676	1,960	1,358
Other income, net	207	1,109	12,821	283
Loss before income taxes	(37,523)	(60,576)	(75,330)	(171,678)
Income tax expense (benefit)	(126)	128	(740)	486
Net loss	(37,397)	(60,704)	(74,590)	(172,164)
Net loss attributable to non-controlling interest	(12,542)	(41,519)	(25,093)	(124,174)
Net loss attributable to Fluence Energy, Inc.	$(24,855)	$(19,185)	$(49,497)	$(47,990)

Weighted average number of Class A common shares outstanding
Basic and diluted	116,266,838	54,143,275	115,825,339	54,143,275
Loss per share of Class A common stock
Basic and diluted	$(0.21)	$(0.35)	$(0.43)	$(0.89)

Foreign currency translation gain (loss), net of income tax expense of $0.1 million in the three months ended March 31, 2023, $0.4 million in the six months ended March 31, 2023, and $0 in the three months and six months ended March 31, 2022	(1,469)	(20)	(5,054)	279
Total other comprehensive income (loss)	$(1,469)	$(20)	$(5,054)	$279
Total comprehensive loss	$(38,866)	$(60,724)	$(79,644)	$(171,885)
Comprehensive loss attributable to non-controlling interest	(13,036)	(41,533)	(26,798)	(124,103)
Total comprehensive loss attributable to Fluence Energy, Inc.	$(25,830)	$(19,191)	$(52,846)	$(47,782)

The accompanying notes are an integral part of these condensed statements

FLUENCE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY, MEMBERS’
EQUITY (DEFICIT), AND MEZZANINE EQUITY (UNAUDITED)
(U.S. Dollars in Thousands, except Shares/Units)

	Class A Common Stock		Class B-1 Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Non-Controlling interest	Total stockholders’ equity and members’ deficit
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at December 31, 2022	116,072,991	$1	58,586,695	—	$554,924	$(129,186)	$410	572,251	$(5,301)	$178,169	$599,017
Net loss						(24,855)				(12,542)	(37,397)
Stock-based compensation expense and related vesting	127,576	—			7,286						7,286
Effect of remeasurement of non-controlling interest due to other share transactions					454					(454)	—
Proceeds from exercise of stock options	285,893	—			558						558
Foreign currency translation loss, net of income tax expense of $0.1 million							(975)			(494)	(1,469)
Balance at March 31, 2023	116,486,460	$1	58,586,695	—	$563,222	$(154,041)	$(565)	572,251	$(5,301)	$164,679	$567,995
Balance at September 30, 2022	114,873,121	1	58,586,695	—	542,602	(104,544)	2,784	550,904	(5,013)	193,378	629,208
Net Loss						(49,497)				(25,093)	(74,590)
Stock-based compensation expense and related vesting	308,260				15,763						15,763
Repurchase of Common Stock placed into Treasury	(21,347)							21,347	(288)		(288)
Effect of remeasurement of non-controlling interest due to other share transactions					1,901					(1,901)	—
Proceeds from exercise of stock options	1,326,426				2,956						2,956
Foreign currency translation loss, net of income tax expense of $0.4 million							(3,349)			(1,705)	(5,054)
Balance at March 31, 2023	116,486,460	$1	58,586,695	—	$563,222	$(154,041)	$(565)	572,251	$(5,301)	$164,679	$567,995

	Mezzanine Equity	Members’ capital contributions	Class A Common Stock		Class B-1 Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling interest	Total stockholders’ equity and members’ deficit
			Shares	Amount	Shares	Amount
Balance at December 31, 2021			54,143,275		117,173,390	1	281,347	(28,805)	4	525,553	778,100
Net loss								(19,185)		(41,519)	(60,704)
Other comprehensive loss, net of income tax benefit of $0									(6)	(14)	(20)
Activity under stock-based compensation plan							8,081				8,081
Balance at March 31, 2022	—	—	54,143,275	—	117,173,390	$1	289,428	$(47,990)	$(2)	$484,020	$725,457
Balance at September 30, 2021	117,235	106,152						(279,301)	(285)		(173,434)
Net loss prior to the Transactions										(20,317)	(20,317)
Other comprehensive gain prior to the Transactions, net of income tax benefit of $0									175	—	175
Effect of the Transactions related to the IPO	(117,235)	(106,152)	18,493,275		117,173,390	1	(24,091)	279,301	75	(31,899)	117,235
Issuance of class A common stock in IPO, net of issuance cost			35,650,000				295,740	—	—	640,022	935,762
Net loss subsequent to the Transactions							—	(47,990)	—	(103,857)	(151,847)
Activity under stock based compensation plan							17,779	—	—	—	17,779
Other comprehensive gain subsequent to the Transactions, net of income tax expense of $0									33	71	104
Balance at March 31, 2022	—	—	54,143,275	—	117,173,390	$1	289,428	$(47,990)	$(2)	$484,020	$725,457
The accompanying notes are an integral part of these condensed statements

FLUENCE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(U.S. Dollars in Thousands)

	Six Months Ended March 31,
	2023	2022
Operating activities
Net loss	$(74,590)	$(172,164)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,093	2,920
Amortization of debt issuance costs	457	343
Inventory (benefit) provision	(422)	—
Stock-based compensation expense	15,763	21,874
Deferred income taxes	(1,276)	—
Benefit on loss contracts	(1,973)	(6,261)
Changes in operating assets and liabilities:
Trade receivables	(244,433)	(79,570)
Unbilled receivables	(8,756)	20,675
Receivables from related parties	23,683	(3,672)
Advances to suppliers	(3,793)	(65,779)
Inventory, net	(103,464)	37,802
Other current assets	3,148	(7,391)
Other non-current assets	(292)	135
Accounts payable	93,447	(30,426)
Payables and deferred revenue with related parties	(112,586)	(51,252)
Deferred revenue	300,007	151,450
Current accruals and provisions	(75,708)	37,243
Taxes payable	3,702	4,383
Other current liabilities	10,511	373
Other non-current liabilities	8,071	(1,679)
Net cash used in operating activities	$(163,411)	$(140,996)
Investing activities
Purchase of equity securities	—	(1,124)
Proceeds from maturities of short-term investments	41,603	—
Payments for purchase of investment in joint venture	(5,013)	—
Purchase of property and equipment	(1,087)	(1,271)
Net cash provided by (used) in investing activities	$35,503	$(2,395)
Financing activities
Proceeds from issuance of Class A common stock sold in an IPO, net of underwriting discounts and commissions	—	947,991
Payment of IPO costs	—	(10,330)
Payment of transaction cost related to issuance of Class B membership units	—	(6,320)
Payment of debt issuance costs	—	(3,297)
Repurchase of class A common stock placed into treasury	(288)	—
Proceeds from exercise of stock options	2,956	—
Repayment of promissory notes – related parties	—	(50,000)
Repayment of line of credit	—	(50,000)
Proceeds from borrowing against note receivable - pledged as collateral	21,142	—
Net cash provided by financing activities	$23,810	$828,044
Effect of exchange rate changes on cash and cash equivalents	(13,042)	(34)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(117,140)	684,619
Cash, cash equivalents, and restricted cash as of the beginning of the period	429,721	38,069
Cash, cash equivalents, and restricted cash as of the end of the period	312,581	722,688
Supplemental Cash Flows Information
Interest paid	$511	$503

Cash paid for income taxes	$585	$614
Non-cash financing activities
Reclassification of deferred offering costs to additional paid-in capital	$—	$1,899
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
Upon the completion of our initial public offering (“IPO”) on November 1, 2021, Fluence Energy, Inc. became a holding company whose sole material assets are the limited liability company interests (the “LLC Interests”) in Fluence Energy, LLC. All of our business is conducted through Fluence Energy, LLC, together with its subsidiaries, and the financial results of Fluence Energy, LLC will be consolidated in our financial statements. Fluence Energy, LLC is taxed as a partnership for federal income tax purposes and, as a result, its members, including Fluence Energy, Inc. will pay income taxes with respect to their allocable shares of its net taxable income. As of March 31, 2023, Fluence Energy, LLC had subsidiaries operating in Germany, Australia, Philippines, Chile, the Netherlands, the United States, India, Singapore, United Kingdom, and Switzerland. Except where the context clearly indicates otherwise, “Fluence,” “we,” “us,” “our” or the “Company” refers to Fluence Energy, Inc. and all of its direct and indirect subsidiaries, including Fluence Energy, LLC. When used in a historical context that is prior to the completion of the IPO, “we,” “us,” “our” or “the Company” refers to Fluence Energy, LLC and its subsidiaries.
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
2.    Summary of Significant Accounting Policies and Estimates
Principles of Accounting and Consolidation
The accompanying condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and under the rules of the U.S. Securities and Exchange Commission (the “SEC”). The accompanying condensed consolidated financial statements include the accounts of Fluence Energy, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Non-Controlling Interest

As the sole managing member of Fluence Energy, LLC, Fluence Energy, Inc. operates and controls all the business and affairs of Fluence Energy, LLC and, through Fluence Energy, LLC and its direct and indirect subsidiaries, conducts the Company’s business. Fluence Energy, LLC is a variable interest entity, of which Fluence Energy, Inc. beneficially owns a 66.54% interest as of March 31, 2023. For accounting purposes, Fluence Energy, Inc. is considered the primary beneficiary and therefore consolidates the results of Fluence Energy, LLC and its direct and indirect subsidiaries. Prior to the IPO, Fluence Energy, Inc. had no operations and had no assets or liabilities. Accordingly, financial results, balances, and other information included herein for periods prior to the IPO are reflective of Fluence Energy, LLC. The table below summarizes the ownership structure at end of each respective period:

	March 31, 2023	September 30, 2022
Controlling Interest Ownership	66.54%	66.22%
Non-Controlling Interest Ownership (AES)	33.46%	33.78%
Unaudited Interim Financial Information
The accompanying condensed consolidated financial statements as of March 31, 2023, and for the three and six months ended March 31, 2023 and 2022 are unaudited. These financial statements should be read in conjunction with the Company’s audited financial statements included in our 2022 Annual Report. In our opinion, such unaudited financial statements reflect all adjustments, including normal recurring items, that are necessary for the fair statement of the Company’s financial position as of March 31, 2023, the results of its operations for the three and six months ended March 31, 2023 and 2022, and its cash flows for the six months ended March 31, 2023 and 2022. The financial data and other information disclosed in these notes related to the three and six months ended March 31, 2023 and 2022 are also unaudited. The results for the three and six months ended March 31, 2023 and 2022 are not necessarily indicative of results for the full year ending September 30, 2023 and 2022, any other interim periods, or any future year or period. The balance sheet as of September 30, 2022 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the interim financial statements.
For a complete description of our significant accounting policies, refer to Note 2 - Summary of Significant Accounting Policies and Estimates the audited consolidated financial statements included in our 2022 Annual Report. We include herein certain updates to those policies.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. Items subject to such estimates and assumptions include: the relative fair value allocations to contingencies with multiple elements, the carrying amount and estimated useful lives of long-lived assets; impairment of goodwill, intangible assets, and long-lived assets; valuation allowances for inventories; deferred tax assets; revenue recognized under the percentage-of-completion method; accrued bonuses; and various project-related provisions including but not limited to estimated losses, warranty obligations, and liquidated damages.
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
The Company typically retains cash for operations within one or more bank accounts. These accounts may hold cash in excess of the FDIC limit of $250,000. As a result, we are subject to concentration risk associated with the underlying custodial banks with whom deposits of cash and cash equivalents in excess of the FDIC limits are held. If access to these accounts is delayed or suspended indefinitely, it could have a material adverse impact on the Company’s ability to meet its financial obligations required for operations.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash as shown in the Company’s condensed consolidated balance sheets.

in thousands	March 31, 2023	September 30, 2022
Cash and cash equivalents	$194,357	$357,296
Restricted cash	108,224	62,425
Restricted cash included in “Other non-current assets”	10,000	10,000
Total cash, cash equivalents and restricted cash	$312,581	$429,721
Restricted cash consisted of the following:

in thousands	March 31, 2023	September 30, 2022
Collateral for credit card program	$2,355	$1,580
Collateral for outstanding bank guarantees	105,869	60,845
Collateral for surety program included in “Other non-current assets”	10,000	10,000
Total restricted cash	$118,224	$72,425
Revenue and Cost Recognition
The Company’s revenue recognition policy included herein is based on the application of Accounting Standards Codification - Revenue from Contracts with Customers (ASC 606). As of March 31, 2023, the Company’s revenue was generated primarily from the sale of energy storage products and solutions, providing operational services, and digital applications and solutions.
Revenue from Energy Storage Products and Solutions: The Company enters into contracts with utility companies, developers, and commercial and industrial customers to design, advise on, and build battery-based energy storage products and solutions. Each energy storage product and/or solution is customized depending on the customer’s energy needs. Customer payments are due upon meeting certain milestones that are consistent with contract-specific phases of a project. The Company determines the transaction price based on the consideration expected to be received which includes estimates of liquidated damages or other variable consideration that are included in the transaction price in accordance with ASC 606. We assess any variable consideration using an expected value method. The transaction price identified is allocated to each distinct performance obligation to deliver a good or service based on the relative standalone selling prices. Generally, the Company’s contracts to design and build battery-based energy storage products and solutions are determined to have one performance obligation. The Company believes that the prices negotiated with each individual customer are representative of the stand-alone selling price of the product.
The Company recognizes revenue over time as a result of the continuous transfer of control of our product to the customer. This continuous transfer of control to the customer is supported by clauses in the underlying contracts that provide enforceable rights to payment of the transaction price associated with work performed to date for products that do not have an alternative use to the Company and/or the project is built on a customer’s land that is under the customer’s control.
Revenue for these performance obligations is recognized using the percentage-of-completion method based on cost incurred as a percentage of total estimated contract costs. Standard inventory materials that could be used interchangeably on other projects are included in our measure of progress when they are integrated into, or restricted to, the production of the customer’s project. Contract costs include all direct material and labor costs related to contract performance. Pre-contract costs with no future benefit are expensed in the period in which they are incurred. Since the revenue recognition of these contracts depends on estimates, which are assessed continually during the term of the contract, recognized revenues and profit are subject to revisions as the contract progresses to completion. The cumulative effects of revisions of estimated total contract costs and revenues, together with any contract reserves which may be deemed appropriate, are recorded in the period in which they occur. Due to the uncertainties inherent in the estimation process, it is reasonably possible that these estimates will be revised in a different period. When a loss is forecasted for a contract, the full amount of the anticipated loss is recognized in the period in which it is determined that a loss will occur. Refer to “Loss Contracts” below for further discussion.
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
At times Fluence will incur additional costs to execute on the performance of a contract. When this happens, we typically attempt to recover the revenue associated with these costs via a negotiated claim or change order with the customer. When this fact pattern occurs, it will create a timing difference between when we have incurred the cost versus when we record the revenue as costs are recognized immediately when incurred and the revenue from the change order is recognized as an increase to contract price when it is legally enforceable, which is usually upon signing a respective change order or equivalent document confirming the claim acceptance by customer. For the three and six-months ended March 31, 2023, we recognized revenue of approximately $12.8 million and $24.3 million, respectively, on price increase change orders during the period in which the performance obligations were substantially satisfied in previous periods.
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
Some of the agreements also provide a commitment to perform augmentation activities which would typically be represented by installation of additional batteries, and other components as needed, to compensate for partially lost capacity due to degradation of batteries over time. The obligation to perform augmentation activities can take the form of either maintaining battery capacity above a given threshold for a stated term while others provide a fixed number of augmentations over a contract term. Augmentation arrangements that require us to maintain battery capacity above an established threshold for a given term are considered service-type warranties. These represent a stand-ready obligation in which the customer benefits evenly over time, and we thus recognize revenue for these arrangements using a straight-line recognition method. Alternatively, augmentation arrangements that require us to perform a fixed number of augmentations over a contract term follow the percentage-of-completion revenue recognition method. Since these arrangements require a fixed number of augmentations be performed, we use the pattern of cost as a proxy to identify when our obligations are satisfied and to recognize revenue.
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
The Fluence Trading Platform is technology and vendor-agnostic (i.e., it can be utilized for wind and solar assets as well as non-Fluence systems). The Fluence Trading Platform is separately identifiable from other services that the Company offers to its customers (i.e., it is not highly interrelated or integrated with other solutions). As such, we determined that the Fluence Trading Platform is accounted for as a separate performance obligation. Revenue from the Fluence Trading Platform includes an integration fee and a monthly subscription fee. We consider the access to the Fluence Trading Platform and related support services in a customer contract to be a series of distinct services which comprise a single performance obligation because they are substantially the same and have the same pattern of transfer. We recognize revenue over time using a straight-line recognition method.
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
Loss Contracts: A contract becomes a loss contract when its estimated total costs are expected to exceed its total revenue. The Company accrues the full loss expected in the period a loss contract is identified in “Current liabilities — Accruals and provisions” and “Cost of goods and services” on the Company’s consolidated balance sheets and consolidated statements of operations and comprehensive loss, respectively.
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
The Company’s cash equivalents include term deposits with original maturity of less than 90 days and are recorded at amortized cost. Fair value of cash equivalents approximates the carrying amount. The carrying amounts of trade receivables, accounts payable and short-term debt obligations approximate fair values due to their short maturities.
Short-term Investments and Marketable Securities: We obtain pricing from Level 1 inputs which includes information from quoted market prices, pricing vendors or quotes from brokers/dealers. We conduct reviews of our primary pricing vendors to determine whether the inputs used in the vendor’s pricing processes are deemed to be observable. The fair value of U.S. Treasury securities and government-related securities, corporate bonds and notes and common stock is generally determined using standard observable inputs, including reported trades, quoted market prices, matrix pricing, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets and/or benchmark securities. Marketable securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in “Other Income” in the accompanying statements of operations.

in thousands	Three Months Ended March 31, 2023	Six Months Ended March 31, 2023
Beginning balance	$109,862	$110,355
Contributions / (withdrawals)	(40,425)	(41,603)
Changes in fair market value	586	1,271
Ending Balance	$70,023	$70,023
Supply Chain Financing
We have provided certain of our suppliers with access to a supply chain financing program through a third-party financing institution (“SCF Bank”). This program allows us to seek extended payment terms with our suppliers and allows our suppliers to monetize their receivables prior to the payment due date, subject to a discount. Once a supplier elects to participate in the program and reaches an agreement with SCF Bank, the supplier chooses which individual invoices to sell to the SCF Bank. We then pay SCF Bank on the invoice due date. We have no economic interest in a supplier’s decision to sell an underlying receivable to SCF Bank. The agreements between our suppliers and SCF Bank are solely at their discretion and are negotiated directly between those two parties. Our suppliers’ ability to continue using such agreements is primarily dependent upon the strength of our financial condition and guarantees issued by AES and Siemens. As of March 31, 2023, AES and Siemens issued guarantees of $50 million each, for a total of $100 million, to SCF Bank on our behalf.
As of March 31, 2023, three suppliers were actively participating in the supply chain financing program, and we had $96.2 million of payables outstanding subject to the program. All outstanding payments owed under the program are recorded within “Accounts payable” on the condensed consolidated balance sheets.
Loss per Share
As of March 31, 2023, the Company’s amended and restated certificate of incorporation authorizes three classes of common stock: Class A, Class B-1 and Class B-2. Loss per share is calculated and reported under the “two-class” method. The “two-class” method is an earnings allocation method under which earnings (loss) per share is calculated for each class of common stock considering both distributions declared or accumulated and participation rights in undistributed earnings as if all such loss had been distributed during the period.
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
The following table presents the potentially dilutive securities that were excluded from the computation of diluted loss per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Class B-1 common stock	58,586,695	117,173,390	58,586,695	117,173,390
Outstanding stock options	7,377,287	11,286,991	7,377,287	11,286,991
Outstanding phantom units	513,865	2,167,290	513,865	2,167,290
Outstanding restricted stock units (“RSUs”)	2,041,431	979,608	2,041,431	979,608
In October 2021, the existing limited liability company agreement of Fluence Energy, LLC was amended and restated which recapitalized all existing interests in the Company on the basis of a 14.79-for-1 split. All shares and per share information has been retroactively adjusted to give effect to the recapitalization for all periods presented, unless otherwise indicated.
All earnings prior to and up to November 1, 2021, the date of completion of the IPO, were entirely allocable to non-controlling interest and, as a result, loss per share information is not applicable for reporting periods prior to this date. Consequently, only the net loss allocable to Fluence Energy, Inc. from the period subsequent to November 1, 2021 is included in the net loss attributable to the stockholders of Class A common stock for six months ended March 31, 2023 and 2022. Basic and diluted net loss per share of Class A common stock for the three and six months ended March 31, 2023 and 2022, respectively, have been computed as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
In thousands, except share and per share amounts	2023	2022	2023	2022
Net loss	$(37,397)	$(60,704)	$(74,590)	$(172,164)
Less: Net loss attributable to the non-controlling interest	(12,542)	(41,519)	(25,093)	(124,174)
Net loss attributable to Fluence Energy, Inc.	$(24,855)	$(19,185)	$(49,497)	$(47,990)

Weighted average number of Class A common stock - basic and diluted	116,266,838	54,143,275	115,825,339	54,143,275
Loss per share of Class A common stock - basic and diluted	$(0.21)	$(0.35)	$(0.43)	$(0.89)
Recent Accounting Standards Adopted
No new accounting standards were adopted during the six months ended March 31, 2023.

Recent Accounting Standards Not Yet Adopted

The following table presents accounting standards not yet adopted:

Standard	Description	Required date of adoption	Effect on the financial statements and other significant matters
Accounting Standards Update (“ASU”) No. 2022-04: Liabilities-Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations	In September 2022, the Financial ASU No. 2022-04, "Disclosure of Supplier Finance Program Obligations" ("ASU 2022-04"). ASU 2022-04 requires entities to disclose the key terms of supplier finance programs they use in connection with the purchase of goods and services, along with the amount of obligations outstanding at the end of each period and an annual rollforward of such obligations. This standard does not affect the recognition, measurement, or financial statement presentation of supplier finance program obligations.	ASU 2022-04 is effective for the Company beginning in its fiscal year ending - September 30, 2024 ("Fiscal 2024") and is to be applied retrospectively to all periods in which a balance sheet is presented. The annual rollforward disclosure is not required to be made until its fiscal year ending September 30, 2025 ("Fiscal 2025") and is to be applied prospectively. Early adoption is permitted.	The Company is evaluating the impact that this guidance will have on disclosures related to its supplier finance program obligations.

3.    Revenue from Contracts with Customers
Our revenue is primarily derived from sales of our energy storage products and solutions. The following table presents the Company’s revenue disaggregated by revenue type:

In thousands	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Revenue from energy storage products and solutions	$693,695	$334,770	$999,498	$507,426
Revenue from services	3,090	7,657	6,531	9,552
Revenue from digital applications and solutions	1,159	297	1,940	633
Other	242	—	677	—
Total	$698,186	$342,724	$1,008,646	$517,611
The following table presents the Company’s revenue disaggregated by geographical region. Revenues are attributed to regions based on location of customers:

In thousands	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Americas (North, Central and South America)	$557,197	$257,492	$733,668	$399,325
APAC (Asia Pacific)	73,637	21,250	93,197	38,059
EMEA (Europe, Middle-East and Africa)	67,352	63,982	181,781	80,227
Total	$698,186	$342,724	$1,008,646	$517,611
Customer Concentration
For the six months ended March 31, 2023, our top three customers, in the aggregate, accounted for approximately 58% of total revenue.
For the six months ended March 31, 2022, the Company had one customer that accounted for 70% of total revenue.
Deferred Revenue
Deferred revenue represents the excess billings over the amount of revenue recognized to date. Deferred revenue from related parties is included in payables and deferred revenue with related parties on the Company’s condensed consolidated balance sheets. The following table provides information about deferred revenue from contracts with customers:

In thousands	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Deferred revenue, beginning of period	$469,098	$145,765	$273,073	$71,365
Additions	261,903	138,135	549,743	191,562
Revenue recognized related to amounts that were included in beginning balance of deferred revenue	(146,576)	(61,085)	(238,391)	(40,112)
Deferred revenue, end of period	$584,425	$222,815	$584,425	$222,815

In thousands	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Deferred revenue from related parties, beginning of period	$350,895	$200,085	$300,697	$220,122
Additions	51,860	120,097	140,390	153,078
Revenue recognized related to amounts that were included in beginning balance of deferred revenue	(215,798)	(148,716)	(254,130)	(201,734)
Deferred revenue from related parties, end of period	$186,957	$171,466	$186,957	$171,466

Remaining Performance Obligations
The Company’s remaining performance obligations (“backlog”) represent the unrecognized revenue value of its contract commitments, which include deferred revenue and amounts that will be billed and recognized as revenue in future periods. The Company’s backlog may vary significantly each reporting period based on the timing of major new contract commitments and the backlog may fluctuate with currency movements. In addition, under certain circumstances, the Company’s customers have the right to terminate contracts or defer the timing of its services and their payments to the Company.
As of March 31, 2023, the Company had $2.8 billion of remaining performance obligations related to our contractual commitments, of which we expect to recognize approximately 80% in revenue in the next 6 to 30 months and the remainder thereafter.
Variable Consideration
As of March 31, 2023 and September 30, 2022, our transaction prices have been reduced to reflect variable consideration of $65.7 million and $75.5 million, respectively. Variable consideration primarily relates to our customers’ rights to liquidated damages in the event a specified milestone has not been met or equipment is not delivered according to contract specifications. Variable consideration is estimated using the expected-value method which computes a weighted average amount based on a range of potential outcomes. For contracts in which a significant reversal may occur we constrain the amount of revenue to be recognized.

4.    Inventory, Net
Inventory consisted of the following:

In thousands	March 31, 2023			September 30, 2022
	Cost	Provision	Net	Cost	Provision	Net
Cubes, batteries, and other equipment	$764,089	$(884)	$763,205	$653,059	$(1,294)	$651,765
Shipping containers and spare parts	10	—	10	982	(12)	970
Total	$764,099	$(884)	$763,215	$654,041	$(1,306)	$652,735

5.    Other Current Assets
Other current assets consisted of the following amounts:

In thousands	March 31, 2023	September 30, 2022
Taxes recoverable	$13,900	$14,378
Advance payments	1,049	1,813
Prepaid expenses	4,184	2,095
Prepaid insurance	5,585	1,549
Derivative assets (a)	509	5,574
Other	2,695	1,226
Total	$27,922	$26,635
(a) Derivative assets represent forward contracts which are used predominantly to mitigate foreign exchange rate exposure on costs incurred on customer projects, Gains and losses on forward contracts are recorded to cost of goods and services.
6.    Intangible Assets, Net
Intangible assets are stated at amortized cost and consist of the following:

In thousands	March 31, 2023			September 30, 2022
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Patents and licenses	$28,558	$(9,945)	$18,613	$28,551	$(9,033)	$19,518
Developed technology	29,384	(3,987)	25,397	28,347	(2,720)	25,627
Customer relationship	4,292	(884)	3,408	3,340	(263)	3,077
Tradenames /Trademarks	5,263	(3,021)	2,242	5,216	(2,679)	2,537
Other	44	(28)	16	1,213	(276)	937
Total	$67,541	$(17,865)	$49,676	$66,667	$(14,971)	$51,696
Intangible assets are amortized over their estimated useful lives on a straight-line basis. Total amortization expense for the three months ended March 31, 2023 and 2022 was $1.4 million and $0.9 million, respectively. Total amortization expense for the six months ended March 31, 2023 and 2022 was $2.9 million and $1.8 million, respectively.
7.    Goodwill
No impairment was recognized for the six months ended March 31, 2023 and 2022, respectively. The following table presents the goodwill activity for the six months ended March 31, 2023 and 2022:

In thousands	Six months ended	Six months ended
	March 31, 2023	March 31, 2022
Goodwill, Beginning of the period	$24,851	$9,176
Foreign currency adjustment	1,093	(8)
Goodwill, End of the period	$25,944	$9,168

8.    Current Accruals and Provisions
Accruals mainly represent milestones not yet invoiced for inventory such as batteries, cubes, and inverters. According to master supply agreements between the Company and suppliers of our inventory, vendor bills are issued according to contracted billing schedules with certain milestones invoiced after delivery, upon full installation and commissioning of the equipment at substantial completion and final completion project stages. Current accruals and provisions consisted of the following:

In thousands	March 31, 2023	September 30, 2022
Accruals	$92,074	$152,996
Provisions for expected project losses	9,790	30,032
Warranty accrual	12,262	1,625
Total	$114,126	$184,653
Less: non-current portion	(7,679)	(839)
Current portion	$106,447	$183,814
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

The Revolver bears interest at (i) with respect to Term Benchmark Loans (as defined in the Credit Agreement), the Adjusted LIBO Rate, the Adjusted EURIBOR Rate or the AUD Rate (each as defined in the Credit Agreement), as applicable, plus 3.0%, (ii) with respect to ABR Loans (as defined in the Credit Agreement) the Alternate Base Rate (as defined in the Credit Agreement) plus 2.0%, or (iii) with respect to RFR Loans (as defined in the Credit Agreement), at a rate per annum equal to the applicable Daily Simple RFR (as defined under the Credit Agreement) plus 3.1193% (subject to customary LIBOR replacement provisions and alternative benchmark rates including customary spread adjustments with respect to borrowings in foreign currency). Fluence Energy, LLC is required to pay to the lenders a commitment fee of 0.55% per annum on the average daily unused portion of the revolving commitments through maturity, which will be the four-year anniversary of the closing date of the Revolver. The Revolver also provides for up to $200.0 million in letter of credit issuances, which will require customary issuance and administration fees, as well as a fronting fee payable to each issuer thereof and a letter of credit participation fee of 2.75% per annum payable to the lenders.
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
In addition, we are required to maintain (i) minimum liquidity and gross revenue requirements, in each case, until consolidated EBITDA reaches $150.0 million for the most recent four fiscal quarters and we make an election, and (ii) thereafter, a maximum total leverage ratio and a minimum interest coverage ratio. Such covenants will be tested on a quarterly basis. As of March 31, 2023, we were in compliance with all such covenants or maintained availability above such covenant triggers.
As of March 31, 2023, we had no borrowings under the Revolver and availability under the facility of $152.5 million, net of letters of credit issued of $47.5 million.

Line of Credit
Prior to the IPO, the Company had an Uncommitted Line of Credit Agreement (“Line of Credit’) with Citibank, N.A. (“Citibank”) which allowed us to borrow an amount in aggregate not to exceed $50.0 million, with the expiration date on March 31, 2023. Outstanding borrowings from the Line of Credit were $50.0 million as of September 30, 2021. The weighted-average annual interest rate of the borrowing was 2.83%. On November 1, 2021, the $50.0 million outstanding borrowings from the Line of Credit was paid off using the proceeds from our IPO and the Line of Credit was canceled shortly thereafter.
Borrowings Against Note Receivable - Pledged as Collateral
During the six-months ended March 31, 2023, we transferred $24.3 million in customer receivables to Standard Charter Bank (“SCB”) in the Philippines for proceeds of $21.1 million. The receivables all related to our largest customer in that country. The underlying receivables transferred were previously aggregated into a long term note, with interest, and had a maturity date of September 30, 2024 and was previously classified under “Other non-current assets” on our condensed consolidated balance sheet. The transaction is treated as a secured borrowing as we did not transfer the entire note receivable due from the customer to SCB. We continue to receive quarterly interest income from the customer, while SCB is responsible for collecting payments on the principal which represents the initial receivable balance from the customer. We have no other continuing involvement or exposure related to underlying receivables. We will record aggregate interest expense of $3.2 million to SCB over the 24 month period beginning September 30, 2022 until the note receivable is fully due from the customer.
Refer to Note 12 — Related-Party Transactions for details regarding borrowings from related parties.
10.    Income Taxes
The Company’s provision for income taxes is based on the estimated annual effective tax rate, plus discrete items.
Income tax expense (benefit) was $(0.1) million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate for the three months ended March 31, 2023 and 2022 was 0.3% and (0.2)%, respectively. For the three months ended March 31, 2023, the Company’s effective tax rate differs from the U.S. statutory tax rate of 21% primarily due to flow-through losses attributable to the Founder, AES Grid Stability, valuation allowances and foreign exchange gains. For the three months ended March 31, 2022, the Company’s effective tax rate differs from the U.S. statutory tax rate of 21% primarily due to flow-through losses attributable to the Founders, AES Grid Stability and Siemens Industry, and valuation allowances.
Income tax expense (benefit) was $(0.7) million and $0.5 million for the six months ended March 31, 2023 and 2022, respectively. The effective tax rate for the six months ended March 31, 2023 and 2022 was 1.0% and (0.3)%, respectively. For the six months ended March 31, 2023, the Company’s effective tax rate differs from the U.S. statutory tax rate of 21% primarily due to flow-through losses attributable to the Founder, AES Grid Stability, valuation allowances and foreign exchange gains. For the six months ended March 31, 2022, the Company’s effective tax rate differs from the U.S. statutory tax rate of 21% primarily due to flow-through losses incurred prior to the IPO on November 1, 2021, flow-through losses attributable to the Founders, AES Grid Stability and Siemens Industry, and valuation allowances.
As of each of March 31, 2023 and September 30, 2022, the Company does not believe it has any significant uncertain tax positions and therefore, has not recorded any unrecognized tax benefits.

The Company evaluates the realizability of its deferred tax assets on a quarterly basis and establishes valuation allowances when it is more-likely-than-not that all or a portion of a deferred tax asset may not be realized. As of March 31, 2023 and September 30, 2022, the Company had recorded a full valuation allowance against deferred tax assets on Fluence Energy, Inc. primarily related to its investment in Fluence Energy, LLC, as well as on certain foreign subsidiaries based on the weight of available evidence, including cumulative losses.
11.    Commitments and Contingencies
Guarantees
As of March 31, 2023, the Company had outstanding bank guarantees, parent guarantees and surety bonds issued as performance security arrangements for a number of our customer projects. These contractual commitments are all accounted for off balance sheet.
The following table summarizes contingent contractual obligations as of March 31, 2023. Amounts presented in the following table represent the Company's current undiscounted exposure to guarantees and the range of maximum undiscounted potential exposure. The maximum exposure is not reduced by the amounts, if any, that could be recovered under the recourse or collateralization provisions in the guarantees.

Contingent Contractual Obligations	Amount (in $ millions)	Number of Agreements	Maximum Exposure Range for Each Agreement (in millions)
Guarantees and commitments	$1,518	33	$0 - 446
Letters of credit under the bilateral credit facility	97.9	10	0 - 31.5
Letters of credit under Revolver	47.5	33	0 - 8.5
Surety bonds	377	29	0 - 146
Total	$2,040.4	105
Typical turn-key contracts and long-term service agreements contain provisions for performance liquidated damages payments if the solution fails to meet the guaranteed performance thresholds at completion of the project or throughout the service agreement period.
Purchase Commitments
The Company has commitments for minimum volumes of purchases of batteries under a master supply agreement. Liquidated damages apply if the minimum purchase volumes are not met. The Company expects to meet the minimum committed volumes of purchases. The following presents our future minimum purchase commitments by fiscal year, primarily for batteries, and liquidated damages, if the minimum purchase volumes are not met, as of March 31, 2023:

in thousands	Purchase Commitments	Liquidated Damages
2023	$535,500	$17,500
2024	1,908,882	143,694
2025	365,700	37,002
2026 and thereafter	32,400	5,004
Total	$2,842,482	$203,200

During the three months ended December 31, 2021, the Company made a $60.0 million advance payment as a capacity guarantee pursuant to a purchase agreement with one of our suppliers, of which, as of March 31, 2023, the balance of $37.1 million is recorded within “Current assets - Advances to suppliers” and no portion remains within “Non-current assets - Advances to suppliers” on the condensed consolidated balance sheets.

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
On December 15, 2022, we finalized an agreement with the vendor, amending the supply agreement and resolving our claims. The amendments and settlement were consistent with what we had estimated and disclosed in our consolidated financial statements in our 2022 Annual Report. The approximately $19.5 million settlement for our claims was recognized as a reduction of costs of goods and services for the six months ended March 31, 2023.
Warranties
The Company is party to both assurance and service-type warranties for various lengths of time. The Company recognizes revenue for service-type warranties using either a straight-line or cost-to-cost method depending on the contract. Extended warranties that customers purchase separately from the related products and services are accounted for as separate performance obligations.
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
For assurance-type warranties, we accrue an estimate of future warranty liability cost over the period of construction, consistent with transfer of control and revenue recognition on the equipment or battery-based energy storage products as part of our estimated recurring warranty reserve. Furthermore, we accrue the estimated liability cost of specific reserves or recalls when they are probable and estimable if identified. Our assurance type warranties are often backed by supplier covered warranties. We record a recoverable asset for any specific reserves or recalls when it is probable and estimable that the supplier will reimburse us for the expense. We generally pass through to customers warranties from the original equipment manufacturers of battery modules.
Warranty expense is recorded as a component of “Costs of goods and services” in the Company’s condensed consolidated statements of operations.
As of March 31, 2023 and September 30, 2022, the Company accrued the below estimated warranty liabilities of $12.3 million (gross of anticipated supplier recoveries of $1.1 million) and $1.6 million, respectively.

In thousands	March 31, 2023	September 30, 2022
Warranty balance, beginning	$1,625	—
Warranty issued and assumed in period - specific campaigns	1,803	—
Warranties issued and assumed in period - recurring product warranty	1,364	1,625
Change in estimates	8,287	—
Net changes in liability for pre-existing warranties, included expirations and foreign exchange impact	(307)	—
Less: costs incurred	(510)	—
Warranty balance, ending	$12,262	$1,625
Less: supplier recoveries balance at end of period (a)	(1,061)	—
Warranty balance, net of supplier recoveries, at end of period	$11,201	$1,625
(a) The supplier recoveries are recorded in other current assets on the balance sheet.

During the three months ended March 31, 2023, the Company updated its estimation model for calculating the recurring warranty reserve rate, which is a key input into our estimated assurance warranty liability.
The key inputs and assumptions used by us to estimate our warranty liability are: (1) the number of units expected to fail or be replaced over time (i.e., failure rate); and (2) the per unit cost of replacement, including shipping, labor costs, and costs for equipment necessary for repair or replacement that are expected to be incurred to replace or repair failed units over time (i.e., repair or replacement cost). Our Safety and Quality department has primary responsibility to determine the estimated failure rates for each generation of product.
The key inputs and assumptions used in calculating the estimated assurance warranty liability are reviewed by management on as needed basis. We may make additional adjustments to the estimated assurance warranty liability based on our comparison of actual warranty results to expected results for significant differences or based on performance trends or other qualitative factors. If actual failure rates, or replacement costs differ from our estimates in future periods, changes to these estimates may be required, resulting in increases or decreases in our estimated assurance warranty liability which may be material. As we are in a rapidly evolving market there is higher degree of estimation uncertainty regarding our estimated recurring warranty accrual rate.
Legal Contingencies
From time to time, the Company may be involved in litigation relating to claims that arise out of our operations and businesses and that cover a wide range of matters, including, among others, intellectual property matters, contract and employment claims, personal injury claims, product liability claims, and warranty claims. The Company accrues for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. It is reasonably possible that some matters could have an unfavorable result to the Company and could require the Company to pay damages or make expenditures in amounts that could be material.
The following discussion covers the Company’s potential loss contingencies as of March 31, 2023:
2021 Cargo Loss Incident
On April 28, 2021, the Company was notified of an emergency aboard a vessel carrying Fluence inventory. This incident (the “Cargo Loss Incident”) resulted in damage to a portion of our cargo aboard the vessel. The Company had recorded a $13.0 million provision to its inventory as of September 30, 2021 based on the net realizable value of cargo that was destroyed. During fiscal year 2022, $13.0 million of inventory was written off against the provision. In addition to the inventory losses, we incurred incremental expenses related to the incident, primarily consisting of inspection costs, project cost overruns due to logistical changes, legal fees, fees to dispose of the damaged cargo, and additional costs to replace the damaged cargo. We expect to continue to incur legal fees related to the incident. We received an aggregate of $10.0 million of insurance proceeds related to non-disputed claims, $7.5 million of which was collected in October 2021 with the remaining $2.5 million collected in April 2022.
2021 Overheating Event at Customer Facility
On September 4, 2021, a 300 MW energy storage facility owned by one of our customers experienced an overheating event. Fluence served as the energy storage technology provider and designed and installed portions of the facility, which was completed in fiscal year 2021. No injuries were reported from the incident. The facility was taken offline as teams from Fluence, our customer, and the battery designer/manufacturer investigated the incident. Our customer released initial findings in the second fiscal quarter of fiscal year 2022 on what it contends is the root cause of the incident. The customer’s stated findings, if ultimately confirmed and proven, could relate to certain scopes of work for which Fluence or its subcontractors could be responsible. The customer’s stated findings, however, could also relate to certain scopes of work for which other parties were responsible and/or relate to other causes, including the design and installation of portions of the facility over which Fluence did not have responsibility or control. The customer has alleged that Fluence is liable for the incident but has not yet demanded a specific amount of compensation nor alleged a particular level of responsibility. At this time, Fluence cannot accept the customer’s stated findings and has denied liability. No formal legal proceedings have commenced, but it is reasonably possible that litigation may result from this matter if a resolution cannot be achieved. Any such dispute would also likely include claims by Fluence and counterclaims by the customer relating to disputed costs arising from the original design and construction of the facility. The customer announced in July of 2022 that a large portion of the facility was back online. We are currently not able to estimate the impact that this incident may have on our financial results. To date, we do not believe that this incident has impacted the market’s adoption of our products and solutions.

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
12.    Related-Party Transactions
Related parties are represented by AES and Siemens, their respective subsidiaries and other entities under common control. As of March 31, 2023, AES Grid Stability, a wholly owned subsidiary of AES, holds 58,586,695 shares of Class B-1 common stock of Fluence Energy, Inc. and Siemens holds an aggregate of 58,586,695 of Class A common stock of Fluence Energy, Inc.
Borrowings from Related Parties
On August 11, 2021, the Company borrowed $25.0 million each from AES Grid Stability and Siemens Industry, in the form of subordinated promissory notes, each bearing interest at 2.86% per annum. The promissory notes were paid off in full on November 1, 2021 using proceeds from the IPO. All related party borrowings were for general working capital needs. There were no new related party borrowings during the three and six months ended March 31, 2023.
Sales and Procurement Contracts with Related Parties
The Company signs back-to-back battery-based energy storage product and related service contracts with AES, Siemens, and their subsidiaries (collectively referred to as affiliates) in relation to execution of the affiliates’ contracts with external customers and also signs direct contracts with affiliates.
The Company also provides consulting services to AES whereby Fluence will advise and in some cases provide support to AES on procurement, logistics, design, safety and commissioning of certain of their projects. Revenue from consulting services is classified as “Revenue from sale of energy storage products and solutions” in the Company’s Disaggregation of revenue table in Note 3 - Revenue from Contracts with Customers. Revenue from the consulting services is primarily recognized ratably over time based on a project specific period of performance in which we expect the performance obligation to be fulfilled. For the six-months ended March 31, 2023, we have recognized $9.9 million in revenue from consulting services with related parties.
Revenue from contracts with affiliates is included in “Revenue from related parties” on the Company’s condensed consolidated statements of operations and comprehensive loss.
In addition, the Company purchases materials and supplies from its affiliates and records the costs in “Cost of goods and services” on the Company’s condensed consolidated statements of operations and comprehensive loss.
Service Agreements with Affiliates
Fluence and its affiliates have signed service agreements under which affiliates provide certain administrative services to Fluence. The services include but are not limited to, treasury, information technology services, sales services, and research and development. Cost of services are accrued monthly and included in “Payables and deferred revenue with related parties”, and “General and administrative”, “Sales and marketing”, or “Research and development” on the Company’s condensed consolidated balance sheets and statements of operations and comprehensive loss, respectively.
Contract Performance Guarantees
Fluence paid performance guarantee fees to its affiliates in exchange for guaranteeing Fluence’s performance obligations under certain contracts with Fluence’s customers, which are based on the affiliates’ weighted-average cost for bank guarantees and their per annum cost of surety bonds with a reasonable markup. The guarantee fees are included in “Costs of goods and services” on Fluence’s condensed consolidated statements of operations and comprehensive loss.

Balance Sheet Related Party Transactions
The Company's condensed consolidated balance sheet included the following transactions with related parties for the periods indicated:

In thousands	March 31, 2023	September 30, 2022
Accounts receivable	$38,495	$91,879
Unbilled receivables	49,890	20,148
Total receivables from related parties	$88,385	$112,027
Advances to Suppliers - short-term	$13,963	$—
Advances to Suppliers - long-term	$—	$8,750
Total advances to suppliers with related parties	$13,963	$8,750
Accounts payable	3,272	2,550
Deferred revenue	186,957	300,697
Accrued liabilities	4,991	3,101
Total payables and deferred revenue with related parties	$195,220	$306,348
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
Income Statement Related Party Transactions
The following table presents the related party transactions that are included the Company’s condensed consolidated statements of operations and comprehensive loss for the periods indicated:

In thousands	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Revenue	$293,076	$226,926	$394,082	$374,759
Cost of goods and services	(2,169)	(2,301)	(8,576)	(9,796)
Research and development expenses	(121)	—	(312)	(45)
Sales and marketing expenses	(32)	(468)	(45)	(1,075)
General and administrative expenses	(490)	(171)	(520)	(1,362)
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
As of March 31, 2023, 7,377,287 stock options with an exercise price of $2.45 remain outstanding. The Option Plan has unrecognized stock compensation expense of $0.7 million as of March 31, 2023.

Phantom Units
Employees, directors, and consultants were granted compensation under the Phantom Equity Incentive Plan (the “Phantom Incentive Plan”). As of September 30, 2021, the Company determined that achievement of the performance conditions related to awards granted under the Phantom Incentive Plan was not probable and therefore, no expense was recognized for the phantom units during the fiscal year ended September 30, 2021. The completion of the IPO on November 1, 2021 resulted in achievement of the performance condition for the majority of the underlying awards granted under the Phantom Incentive Plan. The outstanding awards relate to a modification previously made at the time of the IPO related to awards granted to the Company’s officers. We do not expect to make any further awards under the Phantom Incentive Plan.
As of March 31, 2023, 513,865 phantom unit awards previously issued remained outstanding. The Phantom Incentive Plan has unrecognized stock compensation expense of $3.4 million as of March 31, 2023.
2021 Incentive Plan
During fiscal year 2021, the Company established the 2021 Incentive Award Plan (the “2021 Incentive Plan”) which reserves 9,500,000 shares of Class A common stock of Fluence Energy, Inc. for issuance to management, other employees, consultants, and board members of the Company. The 2021 Incentive Plan governs both equity-based and cash-based awards, including incentive stock options and restricted stock units (“RSUs”). Employee stock-based awards issued pursuant to the 2021 Incentive Plan that are expected to be settled by issuing shares of Class A common stock are recorded as equity awards. The 2021 Incentive Plan is accounted for as an equity plan. The awards vest ratably at one-third annually on the anniversary of the grant date over a three-year period. The Company generally expenses the grant date fair value of the awards on a straight-line basis over each of the three separately vesting tranches within a given grant. The Company accounts for forfeitures as they occur. During the three months ended March 31, 2023, the Company granted 315,758 RSUs under the 2021 Incentive Award Plan. The weighted-average grant date fair value for the RSUs was $18.54.

As of March 31, 2023, 2,041,431 RSUs previously issued remained outstanding. The 2021 Incentive Plan has unrecognized stock compensation expense of $21.3 million as of March 31, 2023.
The following table presents stock-based compensation expense by financial statement line item:

In thousands	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Cost of goods and services	$1,256	$749	$2,156	$4,277
Research and development	1,596	1,524	3,956	3,337
Sales and marketing (a)	454	(1,987)	972	4,454
General and administrative	3,980	2,442	8,679	15,537
Total	$7,286	$2,728	$15,763	$27,605
(a) The reduction of stock based compensation expense for the three months ended March 31, 2022 was the result of a market-to-market fair value adjustment of our liability classified awards which was driven by our stock price decrease during the three months ended March 31, 2022.

14. Restructuring Plan
On November 11, 2022, the board of directors of the Company approved a restructuring plan to create a more sustainable organization structure for long-term growth. As part of this plan, we have and are continuing to relocate certain positions at high-cost locations to the Fluence India Technology Centre. We expect that the restructuring plan will be complete by the end of fiscal year 2023. Management has the authority to expand the plan as determined necessary. As of March 31, 2023, we have incurred approximately $2.2 million in severance related to the plan and additional $1.2 million in consulting fees.

15. Investment in Joint Venture
On August 5, 2022, Fluence Energy Singapore PTE. LTD., a subsidiary of Fluence Energy, LLC, and ReNew Power entered into an agreement to form a partnership in India for an initial investment of $5.0 million, plus a line of credit of $15.0 million each for a 50% interest in the partnership. We funded the investment and the joint venture commenced operations in the first quarter of fiscal year 2023. The investment is recorded in “Other non-current assets” on our condensed consolidated balance sheet. The investment is accounted for under the equity method with results being reported by Fluence one quarter in arrears. The joint venture is not considered a variable interest entity and we do not consolidate the joint venture as we do not hold a controlling financial interest. We recorded an insignificant equity method loss on the investment for the three months ended March 31, 2023.

16. Subsequent Events
None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Fluence and should be read in conjunction with the accompanying consolidated financial statements and related notes thereto included in this Quarterly Report on Form 10-Q (this “Report”) and in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 filed with the Securities and Exchange Commission (the “SEC”) on December 14, 2022 (the “2022 Annual Report”).
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
Negotiations with our Largest Battery Module Vendor
In December 2021, we entered negotiations with our largest battery module vendor to amend our battery supply agreement. As part of the discussions, the vendor sought to renegotiate the price we were to pay for battery modules purchased in calendar year 2022 as well as those expected to be purchased during the remainder of calendar year 2022 and calendar year 2023. As part of these negotiations, we also discussed settlement of contractual claims by Fluence to the vendor. These negotiations continued throughout calendar year 2022.
On December 15, 2022, we finalized an agreement with the vendor, amending the supply agreement and resolving our claims. The amendments and settlement were consistent with what we had estimated and disclosed in our 2022 consolidated financial statements in our 2022 Annual Report. As part of the finalized agreement, we agreed to take on an additional scope of work related to commissioning the battery modules installed. The approximately $19.5 million settlement for our claims was recognized as a reduction of costs of goods and services for the six months ended March 31, 2023.
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
Restructuring Plan
On November 11, 2022, the board of directors of the Company approved a restructuring plan to create a more sustainable organization structure for long term growth. As part of this plan, we have and are continuing to relocate certain positions at high-cost locations to the Fluence India Technology Centre. We expect that the restructuring plan will be complete by the end of fiscal year 2023. Management has the authority to expand the plan as determined necessary. As of March 31, 2023, we have incurred approximately $2.2 million in severance costs related to the plan and additional $1.2 million in consulting fees.
Investment in Joint Venture
On August 5, 2022, Fluence Energy Singapore PTE. LTD., a subsidiary of Fluence Energy, LLC, and ReNew Power entered into an agreement to form a partnership in India for an initial investment of $5.0 million, plus a line of credit of $15.0 million each for a 50% interest in the partnership. We funded the investment in the first quarter of fiscal year 2023. The joint venture commenced operations during the first fiscal quarter of fiscal year 2023 and began hiring staff. We recorded an insignificant equity method loss on the investment for the three months ended March 31, 2023.
Segments
The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer. The Company’s CODM reviews financial information on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, the Company has determined that it operates in one operating segment, which corresponds to one reportable segment.
Key Factors and Trends Affecting our Performance
We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and those in Part I, Item 1A. “Risk Factors” in our 2022 Annual Report, in Part II, Item 1A. “Risk Factors” of the quarterly report on Form 10-Q for the period ended December 31, 2022, and Part II, Item 1A. “Risk Factors” of this Report.

Lithium-ion Battery Cost
Our revenue growth is directly tied to the continued adoption of energy storage products and solutions by our customers. The cost of lithium-ion energy storage hardware has declined significantly in the last decade and has resulted in a large addressable market today.

However, according to BloombergNEF’s 2022 (issued December 2022) battery price survey, higher raw material costs pushed the average price of lithium-ion battery packs up in calendar year 2022 and prices are expected to remain elevated in the short term. The 2022 price increase marks the first annual increase in price since at least 2010. BloombergNEF predicts battery prices to decline again by 2024 as more extraction and refining capacity comes online. The market for energy storage is rapidly evolving, and while we believe costs will continue to decline over the long term, there is no guarantee that they will decline or decline at the rates we expect, and the short-term increases predicted by BloombergNEF could be larger or last longer than they predict. If costs do not continue to decline long term, this could adversely affect our ability to increase our revenue or grow our business.
Increasing Deployment of Renewable Energy
Deployment of renewable energy resources has accelerated over the last decade, and solar and wind have become a low-cost energy source. BloombergNEF estimates that renewable energy is expected to represent 70% of all new global capacity installations over the next ten years. Energy storage is critical to reducing the intermittency and volatility of renewable energy generation. However, there is no guarantee that the deployment of renewable energy will occur as we anticipate and at the rate estimated by BloombergNEF.
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
Seasonality
We have historically experienced seasonality and see increased order intake in our third and fourth fiscal quarters (April – September), driven by demand in the Northern Hemisphere to install energy storage products and solutions before the summer of the following year. Combined third and fourth fiscal quarter order intake have historically accounted for 80% or more of our total intake each year. Revenue generation is typically significantly stronger in our third and fourth fiscal quarters as we provide the majority of our products and solutions to customers during these periods. However, as we and the market mature we are seeing less seasonality. Fiscal year 2022 third and fourth quarter order intake accounted for only 48% of our total intake for the year. Cash flows historically have been negative in our first and second fiscal quarters, neutral to positive in our third fiscal quarter, and positive in our fourth fiscal quarter. Our services and digital applications and solutions offerings do not experience the same seasonality given their recurring nature.

Government Regulation and Compliance

Governments across the globe have announced and implemented various policies, regulation and legislation to support the transition from fossil fuels to low-carbon forms of energy and to support and accelerate adoption of clean and/or reliable distributed generation technologies. The operation of our business and our customers’ use of our products and services are impacted by these various government actions. For example, in August 2022, the United States passed the Inflation Reduction Act of 2022 (the “IRA”), which consists of a number of provisions aimed directly at confronting the climate change crisis. Among other things, the IRA introduced an investment tax credit (ITC) for standalone energy storage and it contains provisions with incentives for grid modernization equipment including domestic battery cell manufacturing, battery module manufacturing and its components, as well as various upstream applications.

Although we generally are not regulated as a utility, federal, state, and local government statutes and regulations concerning electricity heavily influence the market for our product and services. These statutes and regulations, like the IRA, often relate to electricity pricing, transmission and distribution rates, net metering, incentives, taxation, competition with utilities and the interconnection of customer-owned electricity generation. We believe we are well positioned to capture incentives contained in the IRA and that its enactment is favorable to our business and our future operations. However, as this legislation was recently adopted in August 2022 and we have not yet seen the impact these IRA related incentives may have on our business, operations and financial performance as we go forward and cannot guarantee we will realize anticipated benefits of incentives under the IRA. We are continuing to evaluate the overall impact and applicability of the IRA to our expected results of operations going forward.
Key Components of Our Results of Operations
The following discussion describes certain line items in our condensed consolidated statements of operations and comprehensive loss.
Total Revenue
We generate revenue from energy storage products and solutions, service agreements with customers to provide operational services related to battery-based energy storage products, and from digital application contracts. Fluence enters into contracts with utility companies, developers, and commercial and industrial customers. We derive the majority of our revenues from selling energy storage products. When we sell a battery-based energy storage product and solution, we enter into a contract with our customers covering the price, specifications, delivery dates and warranty for the products being purchased, among other things. The manner in which a solution is provided to a customer may vary, not all solutions may require Fluence to procure batteries on behalf of a customer. A solution may only require logistics, design, installation and/or commission services depending on customer requirements. The Company also generates revenue by providing consulting services to AES whereby Fluence has agreed to advise, and in some cases provide support to AES, on procurement, logistics, design, safety and commissioning of certain of their projects.
Our revenue is affected by changes in the price, volume, and mix of products and services purchased by our customers, which is driven by the demand for our products, geographic mix of our customers, strength of competitors’ product offerings, and availability of government incentives to the end-users of our products.

Our revenue growth is dependent on continued growth in the amount of battery-based energy storage products and solutions projects constructed each year and our ability to increase our share of demand in the geographic regions where we currently compete and plan to compete in the future as well as our ability to continue to develop and commercialize new and innovative products that address the changing technology and performance requirements of our customers.
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
Our product costs are affected by the underlying cost of raw materials, including steel and aluminum supply costs, including inverters, casings, fuses, and cable; technological innovation; economies of scale resulting in lower supply costs; and improvements in production processes and automation. We do not currently hedge against changes in the price of raw materials as we don’t purchase raw materials; instead, we buy the components of energy storage products from our suppliers and we rely on our suppliers to hedge the underlying raw materials. We generally expect the ratio of cost of goods and services to revenue to decrease as sales volumes increase due to economies of scale, however, some of these costs, primarily personnel-related costs, are not directly affected by sales volume.
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

Key Operating Metrics

The following tables present our key operating metrics as of March 31, 2023 and September 30, 2022, and order intake for the three and six months ended March 31, 2023 and 2022. The tables below present the metrics in either Gigawatts (GW) or Gigawatt hours (GWh). Our key operating metrics focus on project milestones to measure our performance and designate each project as either “deployed”, “assets under management”, “contracted” or “pipeline”.

	March 31, 2023	September 30, 2022	Change	Change %
Energy Storage Products and Solutions
Deployed (GW)	2.3	1.8	0.5	28%
Deployed (GWh)	5.5	5.0	0.5	10%
Contracted Backlog (GW)	4.3	3.7	0.6	16%
Pipeline (GW)	10.7	9.3	1.4	15%
Pipeline (GWh)	27.5	22.6	4.9	22%

(amounts in GW)	March 31, 2023	September 30, 2022	Change	Change %
Service Contracts
Assets under Management	2.2	2.0	0.2	10%
Contracted Backlog	2.8	2.0	0.8	40%
Pipeline	7.5	8.8	(1.3)	(15%)

(amounts in GW)	March 31, 2023	September 30, 2022	Change	Change %
Digital Contracts
Assets under Management	14.8	13.7	1.1	8%
Contracted Backlog	5.9	3.6	2.3	64%
Pipeline	21.4	19.6	1.8	9%
The table below reflect adjustments made to the 2022 contracted figures reported for energy storage products and digital contracts as a result of enhanced internal control procedures implemented by management during our 2022 year end procedures. Previously we reported energy storage products contracted of 0.6 GW for the three months ended March 31, 2022, digital contracted of 2.8 GW and 3.1 GW for the three months and six months ended March 31, 2022, respectively. Further, prior period metrics were previously presented in Megawatts (MW).

(amounts in GW)	Three Months Ended March 31,				Six Months Ended March 31,
	2023	2022	Change	Change %	2023	2022	Change	Change %
Energy Storage Products and Solutions
Contracted	0.6	0.5	0.1	20%	1.2	1.2	—	—%
Service Contracts
Contracted	1.0	0.3	0.7	233%	1.1	0.6	0.5	83%
Digital Contracts
Contracted	2.7	2.9	(0.2)	(7)%	3.5	3.3	0.2	6%
Deployed

Deployed represents cumulative energy storage products and solutions that have achieved substantial completion and are not decommissioned. Deployed is monitored by management to measure our performance towards achieving project milestones.

Assets Under Management

Assets under management for service contracts represents our long-term service contracts with customers associated with our completed energy storage system products and solutions. We start providing maintenance, monitoring, or other operational services after the storage product projects are completed. In some cases, services may be commenced for energy storage solutions prior to achievement of substantial completion. This is not limited to energy storage solutions delivered by Fluence. Assets under management for digital software represents contracts signed and active (post go live). Assets under management serves as an indicator of expected revenue from our customers and assists management in forecasting our expected financial performance. .

Contracted Backlog
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
Contracted/Order Intake
Contracted, which we use interchangeably with “Order Intake”, represents new energy storage product contracts, new service contracts and new digital contracts signed during each period presented. We define “Contracted” as a firm and binding purchase order, letter of award, change order or other signed contract (in each case an “Order”) from the customer that is received and accepted by Fluence. Our order intake is intended to convey the dollar amount and gigawatts (operating measure) contracted in the period presented. We believe that order intake provides useful information to investors and management because the order intake provides visibility into future revenues and enables evaluation of the effectiveness of the Company’s sales activity and the attractiveness of its offerings in the market.
Pipeline
Pipeline represents our uncontracted, potential revenue from energy storage products, service, and digital software contracts, which have a reasonable likelihood of contract execution within 24 months. Pipeline is an internal management metric that we construct from market information reported by our global sales force. Pipeline is monitored by management to understand the anticipated growth of our Company and our estimated future revenue related to customer contracts for our battery-based energy storage products and solutions, services and digital software.
We cannot guarantee that our contracted backlog or pipeline will result in actual revenue in the originally anticipated period or at all. Contracted backlog and pipeline may not generate margins equal to our historical operating results. We have only recently begun to track our contracted backlog and pipelines on a consistent basis as performance measures, and as a result, we do not have significant experience in determining the level of realization that we will achieve on these contracts. Our customers may experience project delays or cancel orders as a result of external market factors and economic or other factors beyond our control. If our contracted backlog and pipeline fail to result in revenue as anticipated or in a timely manner, we could experience a reduction in revenue, profitability, and liquidity.
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
Free Cash Flow is calculated from the consolidated statements of cash flows and is defined as net cash provided by operating activities, less purchase of property and equipment made in the period. We expect our Free Cash Flow to fluctuate in future periods as we invest in our business to support our plans for growth. Limitations on the use of Free Cash Flow include (i) it should not be inferred that the entire Free Cash Flow amount is available for discretionary expenditures (for example, cash is still required to satisfy other working capital needs, including short-term investment policy, restricted cash, and intangible assets); (ii) Free Cash Flow has limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of other GAAP financial measures, such as net cash provided by operating activities; and (iii) this metric does not reflect our future contractual commitments.

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
The following tables present our non-GAAP measures for the periods indicated.

($ in thousands)	Three Months Ended March 31,		Change	Change %	Six Months Ended March 31,		Change	Change %
	2023	2022			2023	2022
Net loss	$(37,397)	$(60,704)	$(23,307)	(38)%	$(74,590)	$(172,164)	$(97,574)	(57)%
Add (deduct):
Interest expense (income), net(a)	(1,077)	455	(1,532)	(337)%	(1,733)	1,070	(2,803)	(262)%
Income tax expense (benefit)	(126)	128	(254)	(198)%	(740)	486	(1,226)	(252)%
Depreciation and amortization	2,669	1,493	1,176	79%	5,093	2,920	2,173	74%
Stock-based compensation(b)	7,263	2,728	4,535	166%	15,763	27,605	(11,842)	(43)%
Other expenses(c)	3,843	2,706	1,137	42%	5,927	44,056	(38,129)	(87)%
Adjusted EBITDA	$(24,825)	$(53,194)	$28,369	53%	$(50,280)	$(96,027)	$45,747	48%
(a) Net interest expense (income) for the three months ended March 31, 2023 consists of $1.1 million of interest expense and $2.2 million of interest income. Net interest expense (income) for the three months ended March 31, 2022 consists of $0.7 million of interest expense and $0.2 million of interest income.

Net interest expense (income) for the six months ended March 31, 2023 consists of $2.0 million of interest expense and $3.7 million of interest income. Net interest expense (income) for the six months ended March 31, 2022 consists of $1.4 million of interest expense and $0.3 million of interest income.

(b) Includes incentive awards that will be settled in shares and incentive awards that will be settled in cash.

(c) Amount for the three months ended March 31, 2023 included $1.2 million in severance costs and consulting fees related to the restructuring plan, $0.8 million related to the 2021 Cargo Loss Incident, $1.1 million for external expenses related to the ongoing remediation of our material weakness disclosed in our FY 2022 Form 10-K, and $0.7 million in legal fees related to the 2021 and 2022 overheating events at customer facilities.

Amount for the three months ended March 31, 2022 included a $(1.7) million reduction related to COVID-19 pandemic costs as a result of release of $(6.4) million prior period project charges net of excess shipping costs of approximately $4.7 million which was mostly related to excess port and demurrage fees as a direct result of pandemic-related port disruptions and work shortages and a $4.4 million loss related to the 2021 Cargo Loss Incident.

Amount for the six months ended March 31, 2023 included $2.7 million in severance costs and consulting fees related to the restructuring plan, $1.9 million related to the 2021 Cargo Loss Incident, $1.1 million for external expenses related to the ongoing remediation of our material weakness disclosed in our FY 2022 Form 10-K, and $0.2 million in legal fees related to the 2021 and 2022 overheating events at customer facilities.

Amount for the six months ended March 31, 2022 included $35.3 million of costs related to COVID-19 pandemic including excess shipping costs, project charges and other costs, a $8.6 million loss related to the 2021 Cargo Loss Incident, and $0.1 million IPO-related expenses which did not qualify for capitalization. The incremental costs due to COVID-19 pandemic includes (a) approximately $6.4 million due to excess shipping costs primarily related to abnormally high shipping rates resulting from pandemic-related disruptions in the global supply chain and our distribution channels, (b) additional costs of approximately $4.0 million related to excess port and demurrage fees as a direct result of pandemic-related port disruptions and work shortages, (c) approximately $14.4 million in incremental charges and excess costs incurred during the introduction of our newly launched Gen6 solutions due to disruptions in normal course quality assurance processes and (d) approximately $10.5 million in incremental project charges principally related to liquidated damages under the terms of our customer contracts.

($ in thousands)	Three Months Ended March 31,		Change	Change %	Six Months Ended March 31,		Change	Change %
	2023	2022			2023	2022
Total revenue	$698,186	$342,724	$355,462	104%	$1,008,646	$517,611	$491,035	95%
Cost of goods and services	667,373	357,472	309,901	87%	965,793	585,508	380,285	65%
Gross (loss) profit	30,813	(14,748)	(45,561)	(309)%	42,853	(67,897)	(110,750)	(163)%
Add (deduct):
Stock-based compensation(a)	1,256	749	507	68%	2,156	4,277	(2,121)	(50)%
Other expenses(b)	(179)	2,706	(2,885)	(107)%	1,563	43,972	(42,409)	(96)%
Adjusted Gross Profit (Loss)	$31,890	$(11,293)	$(43,183)	(382)%	$46,572	$(19,648)	$(66,220)	(337)%
Adjusted Gross Profit Margin %	4.6%	(3.3)%			4.6%	(3.8)%
(a) Includes incentive awards that will be settled in shares and incentive awards that will be settled in cash.

(b) Amount for the three months ended March 31, 2023 included reversal of costs of $(0.3) million related to legal matters, primarily related to the 2021 Cargo Loss Incident and the 2021 and 2022 overheating events at customer facilities and $0.1 million in severance costs related to the restructuring plan.

Amount for the three months ended March 31, 2022 included a $(1.7) million reduction related to COVID-19 pandemic costs as a result of release of $(6.4) million prior period project charges net of excess shipping costs of approximately $4.7 million which was mostly related to excess port and demurrage fees as a direct result of pandemic-related port disruptions and work shortages and a $4.4 million loss related to the 2021 Cargo Loss Incident.

Amount for the six months ended March 31, 2023 included $1.3 million related to legal matters, primarily related to the 2021 Cargo Loss Incident and 2021 and 2022 overheating events at customer facilities and $0.3 million in severance costs related the restructuring plan.

Amount for the six months ended March 31, 2022 included $35.3 million costs related to COVID-19 pandemic including excess shipping costs, project charges and other costs as discussed above, and a $8.6 million loss related to the 2021 Cargo Loss Incident. The incremental costs due to COVID-19 pandemic includes (a) approximately $6.4 million due to excess shipping costs primarily related to abnormally high shipping rates resulting from pandemic-related disruptions in the global supply chain and our distribution channels, (b) additional costs of approximately $4.0 million related to excess port and demurrage fees as a direct result of pandemic-related port disruptions and work shortages, (c) approximately $14.4 million in incremental charges and excess costs incurred during the introduction of our newly launched Gen6 solutions due to disruptions in normal course quality assurance processes, and (d) approximately $10.5 million in incremental project charges principally related to liquidated damages under the terms of our customer contracts.

($ in thousands)	Three Months Ended March 31,		Change	Change %	Six Months Ended March 31,		Change	Change %
	2023	2022			2023	2022
Net loss	$(37,397)	$(60,704)	$(23,307)	(38)%	$(74,590)	$(172,164)	$(97,574)	(57)%
Add (deduct):
Amortization of intangible assets	1,354	920	434	47%	2,894	1,838	1,056	57%
Stock-based compensation(a)	7,263	2,728	4,535	166%	15,763	27,605	(11,842)	(43)%
Other expenses(b)	3,843	2,706	1,137	42%	5,927	44,056	(38,129)	(87)%
Adjusted Net Loss	$(24,937)	$(54,350)	$(29,413)	(54)%	$(50,006)	$(98,665)	$(48,659)	(49)%
(a) Includes incentive awards that will be settled in shares and incentive awards that will be settled in cash.
(b) Amount for the three months ended March 31, 2023 included $1.2 million in severance cost and consulting fees related to the restructuring plan, $0.8 million related to the 2021 Cargo Loss Incident, $1.1 million for external expenses related to the ongoing remediation of our material weakness disclosed in our FY 2022 Form 10-K, and $0.7 million in legal fees related to the 2021 and 2022 overheating events at customer facilities.

Amount for the three months ended March 31, 2022 included a $(1.7) million reduction related to COVID-19 pandemic costs as a result of release of $(6.4) million prior period project charges net of excess shipping costs of approximately $4.7 million which was mostly related to excess port and demurrage fees as a direct result of pandemic-related port disruptions and work shortages, and a $4.4 million loss related to the 2021 Cargo Loss Incident.

Amount for the six months ended March 31, 2023 included $2.7 million in severance costs and consulting fees related to the restructuring plan, $1.9 million related to the 2021 Cargo Loss Incident, $1.1 million for external expenses related to the ongoing remediation of our material weakness disclosed in our FY 2022 Form 10-K, and $0.2 million in legal fees related to the 2021 and 2022 overheating events at customer facilities.

Amount for the six months ended March 31, 2022 included $35.3 million costs related to COVID-19 pandemic including excess shipping costs, project charges and other costs, a $8.6 million loss related to the 2021 Cargo Loss Incident as discussed above, and $0.1 million IPO-related expenses which did not qualify for capitalization. The incremental costs due to COVID-19 pandemic includes (a) approximately $6.4 million due to excess shipping costs primarily related to abnormally high shipping rates resulting from pandemic-related disruptions in the global supply chain and our distribution channels, (b) additional costs of approximately $4.0 million related to excess port and demurrage fees as a direct result of pandemic-related port disruptions and work shortages, (c) approximately $14.4 million in incremental charges and excess costs incurred during the introduction of our newly launched Gen6 solutions due to disruptions in normal course quality assurance processes, and (d) approximately $10.5 million in incremental project charges principally related to liquidated damages under the terms of our customer contracts.

($ in thousands)	Six Months Ended March 31,		Change	Change %
	2023	2022
Net cash used in operating activities	$(163,411)	$(140,996)	$22,415	16%
Less: Purchase of property and equipment	(1,087)	(1,271)	(184)	(14)%
Free Cash Flows	$(164,498)	$(142,267)	$22,231	16%
Results of Operations
The following table sets forth our operating results for the periods indicated.

($ in thousands)	Three Months Ended March 31,		Change	Change %	Six Months Ended March 31,		Change	Change %
	2023	2022			2023	2022
Total revenue	$698,186	$342,724	$355,462	104%	$1,008,646	$517,611	$491,035	95%
Costs of goods and services	667,373	357,472	309,901	87%	965,793	585,508	380,285	65%
Gross (loss) profit	30,813	(14,748)	(45,561)	(309)%	42,853	(67,897)	(110,750)	(163)%
Gross profit %	4.4%	(4.3)%			4.2%	(13.1)%
Operating expenses
Research and development	22,551	13,340	9,211	69%	41,713	24,098	17,615	73%
Sales and marketing	10,401	6,191	4,210	68%	19,193	19,250	(57)	—%
General and administrative	31,778	25,237	6,541	26%	63,045	56,438	6,607	12%
Depreciation and amortization	2,669	1,493	1,176	79%	5,093	2,920	2,173	74%
Interest expense	1,144	676	468	69%	1,960	1,358	602	44%
Other income (expense), net	207	1,109	(902)	(81)%	12,821	283	12,538	4430%
Loss before income taxes	$(37,523)	$(60,576)	(23,053)	(38)%	$(75,330)	$(171,678)	(96,348)	(56)%
Income tax expense (benefit)	(126)	128	(254)	(198)%	(740)	486	(1,226)	(252)%
Net loss	$(37,397)	$(60,704)	(23,307)	(38)%	$(74,590)	$(172,164)	(97,574)	(57)%
Net loss attributable to non-controlling interests	(12,542)	(41,519)	(28,977)	(70)%	(25,093)	(124,174)	(99,081)	(80)%
Net loss attributable to Fluence Energy, Inc.	$(24,855)	$(19,185)	5,670	30%	$(49,497)	$(47,990)	1,507	3%
Total Revenue
Total revenue was $698.2 million for the three months ended March 31, 2023, compared to $342.7 million for the three months ended March 31, 2022, representing an increase of $355.5 million, or 104%. The increase in total revenue for the three months ended March 31, 2023 was mainly attributable to the expansion of sales of our battery-based energy storage products and solutions by $358.9 million offset by a decrease in augmentation services revenue of $5.2 million. The expansion of sales of our battery-based energy storage products and solutions was primarily driven by (i) higher volumes of Gen6 solutions in the Americas and APAC regions, coupled with achieving select project milestones ahead of expectations, (ii) $12.8 million in price increases through change orders issued during the period in which the performance obligations were substantially satisfied in previous periods, and (iii) $9.9 million from consulting services provided to AES.

Total revenue was $1,008.6 million for the six months ended March 31, 2023, compared to $517.6 million for the six months ended March 31, 2022, representing an increase of $491.0 million, or 95%. The increase in total revenue for the six months ended March 31, 2023 was mainly attributable to the expansion of sales of our battery-based energy storage products and solutions by $492.0 million partially offset by a decrease in augmentation services revenue of $4.8 million. The expansion of sales of our battery-based energy storage products and solutions was primarily driven by (i) increased volumes of Gen6 solutions across all regions, coupled with achieving select project milestones ahead of expectations, (ii) $24.3 million in price increases through change orders issued during the period in which the performance obligations were substantially satisfied in previous periods, and (iii) $9.9 million from consulting services provided to AES.
Costs of Goods and Services
Cost of goods and services was $667.4 million for the three months ended March 31, 2023, compared to $357.5 million for the three months ended March 31, 2022, representing an increase of $309.9 million, or 87%. The increase in cost of goods and services for the three months ended March 31, 2023 was primarily attributable (i) to an expansion of volume of Gen6 solutions sold in the Americas and APAC regions as discussed above and (ii) an increase in warranty expense of $8.9 million, which were mostly due to change in estimates for the period. These increases were partially offset by $4.4 million of costs related to the 2021 Cargo Loss Incident that did not recur in the current fiscal period.

Cost of goods and services were $965.8 million for the six months ended March 31, 2023, compared to $585.5 million for the six months ended March 31, 2022, representing an increase of $380.3 million, or 65%. The increase in cost of goods and services for the six months ended March 31, 2023 were primarily attributable (i) to an expansion of volume of Gen6 solutions sold in all regions as discussed above and (ii) an increase in warranty expense for the period of $9.5 million due mostly to a change in estimate, which were partially offset by (i) elimination of negative effects of COVID-19 pandemic of $24.8 million that have not recurred in the current year, (ii) elimination of negative effects of the 2021 Cargo Loss Incident of $8.1 million which did not recur in the current year, and (iii) settlement of contractual claims with our largest battery module vendor of $19.5 million. The incremental costs due to COVID-19 pandemic of approximately $24.8 million included (a) approximately $6.4 million due to excess shipping costs primarily related to abnormally high shipping rates resulting from pandemic-related disruptions in the global supply chain and our distribution channels, (b) additional costs of approximately $4.0 million related to excess port and demurrage fees as a direct result of pandemic-related port disruptions and work shortages, and (c) approximately $14.4 million in incremental charges and excess costs incurred during the introduction of our newly launched Gen6 solutions due to disruptions in normal course quality assurance processes.
Gross Profit (Loss) and Gross Profit Margin
Gross profit was $30.8 million, and gross profit margin was 4.4%, for the three months ended March 31, 2023, compared to a gross loss of $(14.7) million, and a gross profit margin of (4.3)%, for the three months ended March 31, 2022. For the three months ended March 31, 2023, gross profit was primarily positively impacted by (i) newer Gen6 solutions projects executed at higher margins, (ii) approximately $12.8 million for price increase change orders issued during the period where the performance obligations were substantially satisfied in previous periods, and (iii) $7.2 million from the consulting services provided to AES, which were partially offset by $8.9 million of additional warranty expense during the period. For the three months ended March 31, 2022, gross loss was primarily negatively impacted by (i) $4.4 million due to the 2021 Cargo Loss Incident and (ii) the additional provision for expected loss on legacy projects executed at lower margins of approximately $6.6 million.

Gross profit was $42.9 million, and gross profit margin was 4.2%, for the six months ended March 31, 2023, compared to a gross loss of $(67.9) million, and a gross profit margin of (13.1)%, for the six months ended March 31, 2022. For the six months ended March 31, 2023, gross profit was primarily positively impacted by (i) newer Gen6 solutions projects executed at higher margins, (ii) approximately $24.3 million for price increase change orders issued during the period in which the performance obligations were substantially satisfied in previous periods, (iii) $7.2 million from the consulting services provided to AES, and (iv) settlement of contractual claims with our largest battery module vendor of $19.5 million. These positive effects were partially offset by (i) additional warranty expense during the period of $9.5 million and (ii) approximately $6.7 million of losses on foreign currency derivative contracts used predominantly to mitigate foreign exchange rate exposure on project costs. For the six months ended March 31, 2022, gross loss was negatively impacted by incremental costs incurred due to COVID-19 pandemic of approximately $35.3 million and negative effects of the 2021 Cargo Loss Incident of $8.1 million. The incremental costs due to COVID-19 pandemic included $24.8 million of incremental costs enumerated above under Costs of Goods and Services and approximately $10.5 million in incremental project charges principally related to liquidated damages under the terms of our customer contracts.

Research and Development Expenses
Research and development expense was $22.6 million for the three months ended March 31, 2023, compared to $13.3 million for the three months ended March 31, 2022, representing an increase of $9.2 million and 69%. The increase in research and development expense for the three months ended March 31, 2023 was primarily attributable to (i) $6.1 million in increased salaries and personnel-related costs in the current period due to higher headcount to support our growth as we have been investing heavily in our human capital, technology, products, and solutions and (ii) $1.9 million due to spend on materials for prototype products.

Research and development expense was $41.7 million for the six months ended March 31, 2023, compared to $24.1 million for the six months ended March 31, 2022, representing an increase of $17.6 million and 73%. The increase in research and development expense for the six months ended March 31, 2023 was primarily attributable to (i) $12.5 million in increased salaries and personnel-related costs in the current period due to the same factors discussed above and (ii) $2.3 million due to spend on materials for prototype products.
Sales and Marketing Expenses
Sales and marketing expense was $10.4 million for the three months ended March 31, 2023, compared to $6.2 million for the three months ended March 31, 2022, representing an increase of $4.2 million and 68%. The increase in sales and marketing expense for the three months ended March 31, 2023 is related to (i) $2.4 million increase in stock-based compensation expense arising out of the mark-to-market fair value adjustment to our liability classified awards that occurred during the prior year quarter and (ii) $1.8 million increase in personnel-related expenses due to an increase in headcount.

Sales and marketing expense was $19.2 million for the six months ended March 31, 2023, compared to $19.3 million for the six months ended March 31, 2022, representing a decrease of $0.1 million. The decrease in the sales and marketing expense for the six months ended March 31, 2023 is primarily related to a reduction of stock-based compensation expense of $3.5 million partially offset by an increase in personnel-related expenses of $3.1 million due to an increase in headcount. Stock-based compensation expense was higher in the six months ended March 31, 2022 due to previously unrecognized stock-based compensation expense being recognized due to achievement of the performance condition being met upon the IPO.
General and Administrative Expenses
General and administrative expense was $31.8 million for the three months ended March 31, 2023, compared to $25.2 million for the three months ended March 31, 2022, representing an increase of $6.5 million and 26%. The increase in general and administrative expense for the three months ended March 31, 2023 was primarily attributable to an increase in personnel-related expenses of $7.3 million due to an increase in headcount offset by miscellaneous decreases in other costs.

General and administrative expense was $63.0 million for the six months ended March 31, 2023, compared to $56.4 million for the six months ended March 31, 2022, representing an increase of $6.6 million and 12%. The increase in general and administrative expense for the six months ended March 31, 2023 was primarily attributable to an increase in personnel-related expenses of $12.0 million due to higher headcount, partially offset by a reduction of stock-based compensation expense of $6.9 million. Stock-based compensation expense was higher in the six months ended March 31, 2022 due to previously unrecognized stock-based compensation expense being recognized due to achievement of the performance condition being met upon the IPO.

Depreciation and Amortization
Depreciation and amortization was $2.7 million for the three months ended March 31, 2023, compared to $1.5 million for the three months ended March 31, 2022, representing an increase of $1.2 million and 79%. The increase in depreciation and amortization for the three months ended March 31, 2023 was primarily attributable (i) to an increase in amortization of $0.5 million related to intangible assets acquired in April 2022 and (ii) increase in depreciation expense of $0.5 million due to an increase in equipment purchases.

Depreciation and amortization was $5.1 million for the six months ended March 31, 2023, compared to $2.9 million for the six months ended March 31, 2022, representing an increase of $2.2 million and 74%. The increase in depreciation and amortization for the six months ended March 31, 2023 was primarily attributable to an increase in amortization of $1.5 million related to intangible assets acquired in April 2022.
Interest Expense
Interest expense was $1.1 million for the three months ended March 31, 2023, compared to $0.7 million for the three months ended March 31, 2022, representing an increase of $0.5 million and 69%. The increase in interest expense for the three months ended March 31, 2023 was attributable to $0.5 million of interest expense on borrowing against a customer receivable.
Interest expense was $2.0 million for the six months ended March 31, 2023, compared to $1.4 million for the six months ended March 31, 2022, representing an increase of $0.6 million and 44%. The increase in interest expense for the six months ended March 31, 2023 was mostly attributable to $0.5 million of interest expense on a borrowing against a customer receivable.
Other Income (Expense), Net
Other income, net was $0.2 million for the three months ended March 31, 2023, compared to other income, net of $1.1 million for the three months ended March 31, 2022, representing a decrease of $0.9 million and 81%. The decrease in other income net for the three months ended March 31, 2023 was attributable to a decrease in favorable foreign currency exchange adjustments for monetary assets and liabilities of $4.7 million offset by an increase in interest income of $3.8 million. The increase in interest income is primarily attributable to higher interest rates of $2.0 million and income on note receivable balance of $1.0 million with our largest customer in the Philippines.

Other income, net was $12.8 million for the six months ended March 31, 2023, compared to other income, net of $0.3 million for the six months ended March 31, 2022, representing an increase of $12.5 million and 4430%. The increase in other income, net for the six months ended March 31, 2023 was primarily attributable to (i) favorable foreign currency exchange adjustments for monetary assets and liabilities of $6.8 million, (ii) increase in interest income of $3.4 million due to higher interest rates and (iii) increase in interest income of $1.0 million on note receivable balance with our largest customer in the Philippines.
Income Tax Expense
Income tax expense (benefit) was $(0.1) million for the three months ended March 31, 2023 and $0.1 million for the three months ended March 31, 2022, representing a decrease of $0.2 million and 198%. The effective income tax rate was 0.3% and (0.2)% for the three months ended March 31, 2023 and 2022, respectively. The increase in income tax benefit and change in effective tax rate were primarily due to a decrease in global pre-tax loss as well as a change in the mix of pre-tax loss across foreign jurisdictions.
Income tax expense (benefit) was $(0.7) million for the six months ended March 31, 2023 and $0.5 million for the six months ended March 31, 2022, representing a decrease of $1.2 million and 252%. The effective income tax rate was 1.0% and (0.3)% for the six months ended March 31, 2023 and 2022, respectively. The increase in income tax benefit and change in effective tax rate was primarily due to a decrease in global pre-tax loss, a change in the mix of pre-tax loss across foreign jurisdictions, changes in valuation allowances and foreign exchange gains and losses.
Net Loss
Net loss was $(37.4) million for the three months ended March 31, 2023, compared to $(60.7) million for the three months ended March 31, 2022, representing a decrease of $23.3 million and 38%. The decrease in net loss for the three months ended March 31, 2023 is primarily attributable to an increase in gross profit as described above, partially offset by increases in research and development, sales and marketing and general and administrative expenses as described above.

Net loss was $(74.6) million for the six months ended March 31, 2023, compared to $(172.2) million for the six months ended March 31, 2022, representing a decrease of $97.6 million and 57%. The decrease in net loss for the six months ended March 31, 2023 is primarily attributable to increase in gross profit and increase in other income, net as described above, partially offset by increases in research and development, and general and administrative expenses as described above.

Liquidity and Capital Resources
Since inception and through March 31, 2023, our principal sources of liquidity were the proceeds from our IPO, our cash and cash equivalents, short-term borrowings, borrowings available under the Revolver, capital contributions from AES Grid Stability and Siemens Industry, and proceeds from the QFH investment. We believe the proceeds received from our IPO, cash flows from operations, along with short-term borrowing and borrowings available under the Revolver will be sufficient to meet our expense and capital requirements for at least the next twelve months following the filing of this Report.
On November 1, 2021, upon the closing of our IPO, we received net proceeds of $935.8 million, after deducting underwriting discounts and offering expenses payable by the Company. The net proceeds from the IPO were used to purchase 35,650,000 newly issued limited liability company interests (“LLC Interests”) directly from Fluence Energy, LLC at a price per unit equal to the IPO price per share of Class A common stock less the underwriting discount and estimated offering expenses payable by us. Fluence Energy, LLC used the net proceeds from the sale of LLC Interests to Fluence Energy, Inc. to repay all outstanding borrowings under the now extinguished Line of Credit and the Promissory Notes (as defined below). The remainder of the proceeds has been used for working capital and other general corporate purposes.
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
We have provided certain of our suppliers with access to a supply chain financing program through a third-party financing institution (the “SCF Bank”). This program allows us to seek extended payment terms with our suppliers and allows our suppliers to monetize their receivables prior to the payment due date, subject to a discount. Once a supplier elects to participate in the program and reaches an agreement with the SCF Bank, the supplier elects which individual invoices to sell to the SCF Bank. We then pay the SCF Bank on the invoice due date. We have no economic interest in a supplier’s decision to sell a receivable to the SCF Bank. The agreements between our suppliers and the SCF Bank are solely at their discretion and are negotiated directly between them. Our suppliers’ ability to continue using such agreements is primarily dependent upon the strength of our financial condition and guarantees issued by AES and Siemens. As of March 31, 2023, AES and Siemens issued guarantees of $50.0 million each, for a total of $100.0 million, to SCF Bank on our behalf.
As of March 31, 2023, three suppliers were actively participating in the supply chain financing program, and we had $96.2 million of payables outstanding subject to the program. All outstanding payments owed under the program are recorded within “Accounts payable” on the condensed consolidated balance sheets.
Revolving Credit Facility
On November 1, 2021, we entered into the Credit Agreement, by and among Fluence Energy, LLC, as the borrower, Fluence Energy, Inc., as a parent guarantor, the subsidiary guarantors party thereto, the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent and collateral agent. The Revolver is secured by a (i) first priority pledge of the equity securities of Fluence Energy, LLC and its subsidiaries and (ii) first priority security interests in, and mortgages on, substantially all tangible and intangible personal property and material fee-owned real property of Fluence Energy, LLC, the parent guarantor and each subsidiary guarantor party thereto, in each case, subject to customary exceptions and limitations. The initial aggregate amount of commitments was $190.0 million from the lenders party thereto including JP Morgan Chase Bank, N.A., Morgan Stanley Senior Funding, Inc., Bank of America, N.A., Barclays Bank PLC, and five other banks. On June 30, 2022, the Company increased the revolving commitment available under the Revolver by $10.0 million to an aggregate of $200.0 million and added UBS AG, Stamford Branch as an additional lender under the Revolver. As of March 31, 2023, the aggregate amount of commitments is $200.0 million from the lenders party including JP Morgan Chase Bank, N.A., Morgan Stanley Senior Funding, Inc., Bank of America, N.A., Barclays Bank PLC, and six other banks. The maturity date of the Revolver is November 1, 2025.

The Revolver bears interest at (i) with respect to Term Benchmark Loans (as defined in the Credit Agreement), the Adjusted LIBO Rate, the Adjusted EURIBOR Rate or the AUD Rate (each as defined in the Credit Agreement), as applicable, plus 3.0%, (ii) with respect to ABR Loans (as defined in the Credit Agreement) the Alternate Base Rate (as defined in the Credit Agreement) plus 2.0%, or (iii) with respect to RFR Loans (as defined in the Credit Agreement), at a rate per annum equal to the applicable Daily Simple RFR (as defined under the Credit Agreement) plus 3.1193% (subject to customary LIBOR replacement provisions and alternative benchmark rates including customary spread adjustments with respect to borrowings in foreign currency). Fluence Energy, LLC is required to pay to the lenders a commitment fee of 0.55% per annum on the average daily unused portion of the revolving commitments through maturity, which will be the four-year anniversary of the closing date of the Revolver. The Revolver also provides for up to $200.0 million in letter of credit issuances, which will require customary issuance and administration fees, as well as a fronting fee payable to each issuer thereof and a letter of credit participation fee of 2.75% per annum payable to the lenders.
The Credit Agreement contains customary covenants for these types of financing, including, but not limited to, covenants that restrict our ability to incur additional indebtedness; incur liens; sell, transfer, or dispose of property and assets; make investments or acquisitions; make dividends, distributions, or other restricted payments; and engage in affiliate transactions. The terms of the Credit Agreement limit our ability to make certain payments, including dividends and distributions on Fluence Energy, LLC’s equity, Fluence Energy, Inc.’s equity and other restricted payments. Under the terms of the Credit Agreement, Fluence Energy, LLC and its subsidiaries are currently limited in their ability to pay cash dividends to, lend to, or make other investments in Fluence Energy, Inc., subject to certain exceptions, including among others (i) the ability to make investments of up to the greater of (a) $10,500,000 and (b) 1.5% of the consolidated assets of Fluence Energy, Inc. and its subsidiaries, and (ii) the ability to issue dividends and make other Restricted Payments (as defined in the Credit Agreement) (a) if after giving pro forma effect to such dividend or other Restricted Payment the Total Liquidity (as defined in the Credit Agreement) of Fluence Energy, Inc. and its subsidiaries party to the Credit Agreement is at least $600,000,000, or (b) such dividend or other Restricted Payment is made to reimburse Fluence Energy, Inc. for certain tax distributions under the Third Amended and Restated Limited Liability Company Agreement of Fluence Energy, LLC (the “LLC Agreement”) and certain payments under the Tax Receivable Agreement and certain operational expenses incurred in connection with the ownership and management of Fluence Energy, LLC. In addition, we are required to maintain (i) minimum liquidity and gross revenue requirements, in each case, until consolidated EBITDA reaches $150.0 million for the most recent four fiscal quarters and we make an election, and (ii) thereafter, a maximum total leverage ratio and a minimum interest coverage ratio. Such covenants will be tested on a quarterly basis. As of March 31, 2023, we were in compliance with all such covenants or maintained availability above such covenant triggers.
As of March 31, 2023, we had no borrowings under the Revolver and availability under the facility of $152.5 million, net of letters of credit issued of $47.5 million.
Historical Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities for the periods presented.

	Six Months Ended March 31,		Change	Change %
($ in thousands)	2023	2022
Net cash used in operating activities	$(163,411)	$(140,996)	$(22,415)	(15.9)%
Net cash provided by (used in) investing activities	$35,503	$(2,395)	$37,898	(1582.4)%
Net cash provided by (used in) financing activities	$23,810	$828,044	$(804,234)	(97.1)%
Net cash flows used in operating activities were $163.4 million for the six months ended March 31, 2023 compared to $141.0 million for the six months ended March 31, 2022. The increase in net operating cash outflows was primarily driven by increases in trade and unbilled receivables of $166.9 million, as well as $141.3 million in purchases of inventory, offset by $97.6 million reduction of net operating loss and increases in accounts payable and deferred revenue of $211.1 million. Inventory increased as compared to the same period in the prior year as a risk mitigation strategy to provide the Company with supply chain assurance. The inventory build in the first half of the fiscal year was partially funded by customer advances and milestone payments.
Net cash flows provided by investing activities were $35.5 million for the six months ended March 31, 2023, which included $1.1 million purchases of property and equipment and $5.0 million investment in joint venture offset by proceeds from short term investments of $41.6 million. Net cash flows used in investing activities were $2.4 million for the six months ended March 31, 2022, due to purchases of property and equipment.

Net cash flows provided by financing activities were approximately $23.8 million for the six months ended March 31, 2023. The net cash flows provided by financing activities were primarily related to $21.1 million of proceeds from borrowings against notes receivable and $3.0 million of proceeds from the exercise of stock options, offset by $0.3 million related to repurchase of Class A common stock placed in treasury. Net cash flows provided by financing activities were $828.0 million for the six months ended March 31, 2022, which included $948.0 million net proceeds from issuance of Class A common stock sold in the IPO, net of underwriting discounts and offering expenses, offset by $10.3 million for payments of IPO-related costs, the repayment of $100.0 million short term borrowings from the Line of Credit and the Promissory Notes, a $6.3 million payment of transaction costs related to issuance of membership units, and $3.3 million payments of debt issuance costs related to the Revolver.
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
Commitments, Contingent Obligations and Off-Balance Sheet Arrangements

As of March 31, 2023, the Company had outstanding bank guarantees, parent guarantees and surety bonds issued as performance security arrangements for several customer projects. The Company has certain battery purchase obligations under a master supply agreement with a supplier. We are also party to both assurance and service-type warranties for various lengths of time. See Note 11 - Commitments and Contingencies to our condensed consolidated financial statements included elsewhere in this Report for more information regarding our contingent obligations, including off-balance sheet arrangements, and legal contingencies.

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
During the three months ended March 31, 2023, there was a change in our warranty liability estimation method - Refer to Note 11 - Commitments and Contingencies. Other than this change in estimate, there were no other significant changes in application of our critical accounting policies or estimation procedures from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our 2022 Annual Report and the notes to the audited consolidated financial statements appearing elsewhere in the 2022 Annual Report.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023, the end of the period covered by this Report. Based upon that evaluation, and as a result of the material weaknesses described below, management concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level.

Material Weaknesses and Remediation Measures
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.
As of March 31, 2023, a material weakness in the internal control over revenue recognition and related inventory has not been fully remediated. The Company did not sufficiently design and implement controls related to revenue recognition and associated processes, including in-transit and delivered equipment and liquidated damages.
We assessed the material weakness as not fully remediated due to the timing of control implementation and operating issues identified in management’s assessment of controls. However, there have been significant efforts and additional controls implemented to address the risks as follows: (1) enhancement of our revenue recognition policies, including training on the policies, (2) implementation of project-level and accounting-level controls to review project costs, liquidated damages, and revenue calculations, (3) implementation of effective controls over account analyses and reconciliations, and (4) hired additional resources and continue to hire to provide necessary expertise to continue to mature the control environment.

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
Changes in Internal Control over Financial Reporting
We are taking actions to remediate the material weakness relating to our internal control over financial reporting. Other than the changes to our internal control over financial reporting described in “Material Weaknesses and Remediation Measures” above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes with respect to our risk factors previously disclosed in our 2022 Annual Report, other than the risk factors disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2022 (“First Quarter 10-Q”), and as stated below. You should carefully consider the risks described in Item 1A. "Risk Factors" of our 2022 Annual Report and our First Quarter 10-Q, which are incorporated herein by reference, together with the below risk factors and all of the other information included in this Report, before making an investment decision. Our business, financial condition and results of operations could be materially and adversely affected by any of these risks or uncertainties.
Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our business, financial condition or results of operations.

Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. Most recently, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. While we do not have any exposure to these banks, we do hold the cash and cash equivalents used to meet our working capital and operating expense needs at financial institutions often in balances that exceed the current FDIC insurance limits. If other banks and financial institutions enter receivership or become insolvent in the future, our ability to access our cash and cash equivalents to satisfy our operations may be threatened and could have a material adverse effect on our business and financial condition. We may also lose amounts in excess of the FDIC insurance limits and there can be no guarantee that the government would intervene. In addition, if any of our customers, suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected.

Further, although we assess our banking and customer relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations regarding the foregoing.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, or result in breaches of our contractual obligations. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our business, financial condition or results of operations.

Estimation uncertainty related to our product warranties for our energy storage products, which are complex, could contain defects, and/ or may not operate at expected performance levels, may cause us to continue to incur additional warranty expenses and could adversely affect our business and results of operations.

We offer standard limited assurance type product warranties, as well as extended service type warranties. Our limited warranties cover defects in materials and workmanship of our under products for normal use and service conditions typically between one and five years following commercial operation date or substantial completion depending on the contract. As a result, we bear the risk of warranty claims long after we have sold the product and recognized revenue. Our estimated costs of warranty for previously sold products may change to the extent future products may not be compatible with earlier generation products under warranty. Furthermore, as we are in a rapidly evolving industry, there is higher degree of uncertainty regarding estimated warranty costs due to limited data. We lack sufficient operating history to fully confirm how our product will perform over the estimated warranty period and the estimated reserve may have material changes. In addition, under real world operating conditions, which may vary by location and design, as well as environmental conditions, our product may perform in a different way than under standard test conditions or other failure data sets. We depend significantly on our reputation for reliability and high-quality products and services, exceptional customer service and our brand name to attract new customers and grow our business. If our products and services do not perform as anticipated or we experience unexpected reliability problems or widespread product failures, our brand and market reputation could be significantly impaired and we may lose, or be unable to gain or retain, customers which could impact our business and results of operations

Because of the limited operating history of our products, we have been required to make assumptions and apply judgments, including the durability and reliability of our products, performance over the estimated warranty period and our anticipated rate of warranty claims. Our assumptions could prove to be materially different from the actual performance of our products, causing us to incur substantial expense to repair or replace defective products in the future. An increase in our estimates of future warranty obligations due to product failure rates, field service obligations and rework costs incurred in correcting product failures could cause us to increase the amount of warranty obligations and may adversely impact on our results of operations. If our warranty reserves are inadequate to cover future warranty claims on our energy storage products, our financial condition and results of operations will be adversely affected. Warranty reserves include our management’s best estimates of the projected costs to repair or to replace items under warranty, which is based on estimated failure rates. Such estimates are inherently uncertain and changes to our historical or projected experience, especially with respect to Energy products which are still in development and which we expect to produce at significantly greater volumes than our past products, may cause material changes to our warranty reserves in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
None

Item 6. Exhibits
(a)The following exhibits are filed as part of this

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Fluence Energy, Inc.	8-K	001-40978	3.1	November 3, 2021
3.2	First Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Fluence Energy, Inc.	8-K	001-40978	3.1	December 22, 2022
3.3	Amended and Restated Bylaws of Fluence Energy, Inc.	8-K	001-40978	3.2	November 3, 2021
10.1*	Form Restricted Stock Unit Award Agreement (Employee)
10.2*	Form Restricted Stock Unit Award Agreement (Director)
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

Fluence Energy, Inc.

Date: May 11, 2023	By:	/s/ Julian Nebreda
Julian Nebreda Chief Executive Officer and President (Principal Executive Officer)

Date: May 11, 2023	By:	/s/ Manavendra Sial
Manavendra Sial Chief Financial Officer and Senior Vice President (Principal Financial Officer)