Form 10-Q
period 2023-06-30
Fluence Energy, Inc.
filed 2023-08-10
CIK 1868941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of August 8, 2023, the registrant had 118,507,081 shares of Class A common stock outstanding and 58,586,695 shares of Class B-1 common stock outstanding.

Cautionary Statement Regarding Forward-Looking Information
Certain statements in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023 (this “Report”), excluding historical information, contain or may contain forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements regarding our future results of operations and financial position, business strategy and plans, and objectives of management for future operations, including, among others, statements regarding expected growth, introduction of new products and services, future capital expenditures and debt service obligations, are forward-looking statements. In some cases, you may identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “seeks,” “intends,” “targets,” “projects,” “contemplates,” “grows,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
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
•the impact of economic, social, and political instability in the markets in which we operate and other regions of the world;
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
•the potential implementation, reduction, elimination or expiration of government and/or economic incentives related to energy storage products and solutions and/or services and their related impact;
•our assessment and expectations regarding our global growth;
•our ability to maintain, protect, and enhance our intellectual property;
•our ability to recognize anticipated synergies from strategic initiatives and/or acquisitions by the Company;
•the increased expenses associated with being a public company;
•the continued listing of our securities on the Nasdaq Global Select Market;
•the significant influence that Siemens AG and AES Grid Stability, LLC have over us, including control over decisions that require the approval of stockholders; and
•other factors described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, filed with the Securities and Exchange Commission (“SEC”) on December 14, 2022 (the “2022 Annual Report”), as updated by Part II, Item 1A. “Risk Factors” and Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report and in our subsequent filings with the Securities and Exchange Commission (the “SEC”).
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

Part I - Financial Information
Item 1. Financial Statements
FLUENCE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. Dollars in Thousands, except share and per share amounts)

	Unaudited
	June 30, 2023	September 30, 2022
Assets
Current assets:
Cash and cash equivalents	$297,709	$357,296
Restricted cash	108,387	62,425
Short-term investments	—	110,355
Trade receivables	153,156	86,770
Unbilled receivables	160,596	138,525
Receivables from related parties	58,971	112,027
Advances to suppliers	70,507	54,765
Inventory, net	513,551	652,735
Other current assets	26,592	26,635
Total current assets	$1,389,469	$1,601,533
Non-current assets:
Property and equipment, net	$12,781	$13,755
Right of use asset - operating leases	3,289	2,403
Intangible assets, net	55,438	51,696
Goodwill	26,286	24,851
Deferred income tax asset	2,571	3,028
Advances to suppliers	—	8,750
Debt issuance cost	2,361	2,818
Note receivable - pledged as collateral	55,251	24,330
Other non-current assets	17,292	12,490
Total non-current assets	$175,269	$144,121
Total assets	$1,564,738	$1,745,654
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$165,990	$304,898
Deferred revenue	452,069	273,073
Personnel related liabilities	40,097	21,286
Accruals and provisions	95,737	183,814
Payables and deferred revenue with related parties	158,817	306,348
Taxes payable	26,127	11,114
Current portion of operating lease liabilities	1,618	1,732
Other current liabilities	13,764	7,198
Total current liabilities	$954,219	$1,109,463
Non-current liabilities:
Operating lease liabilities, net of current portion	1,874	1,011
Deferred income tax liability	3,544	4,876
Borrowings against note receivable - pledged as collateral	49,505	—
Other non-current liabilities	10,147	1,096
Total non-current liabilities	$65,070	$6,983
Total liabilities	$1,019,289	$1,116,446
Stockholders’ Equity:
Preferred stock, $0.00001 per share, 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2023 and September 30, 2022	—	—
Class A common stock, $0.00001 par value per share, 1,200,000,000 shares authorized; 118,929,106 shares issued and 118,283,318 shares outstanding as of June 30, 2023; 115,424,025 shares issued and 114,873,121 shares outstanding as of September 30, 2022	$1	$1
Class B-1 common stock, $0.00001 par value per share, 200,000,000 shares authorized; 58,586,695 and 58,586,695 shares issued and outstanding as of June 30, 2023 and September 30, 2022, respectively	—	—
Class B-2 common stock, $0.00001 par value per share, 200,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2023 and September 30, 2022	—	—
Treasury stock, at cost	(6,632)	(5,013)
Additional paid-in capital	573,850	542,602
Accumulated other comprehensive income	2,822	2,784
Accumulated deficit	(177,431)	(104,544)
Total stockholders’ equity attributable to Fluence Energy, Inc.	$392,610	$435,830
Non-Controlling interests	152,839	193,378
Total stockholders’ equity	$545,449	$629,208
Total liabilities and stockholders’ equity	$1,564,738	$1,745,654
The accompanying notes are an integral part of these condensed statements

FLUENCE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS (UNAUDITED)
(U.S. Dollars in Thousands, except share and per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Revenue	$431,616	$115,999	$1,042,328	$258,850
Revenue from related parties	104,735	123,011	502,669	497,771
Total revenue	536,351	239,010	1,544,997	756,621
Cost of goods and services	514,531	244,207	1,480,324	829,714
Gross profit (loss)	21,820	(5,197)	64,673	(73,093)
Operating expenses:
Research and development	9,918	18,129	51,631	42,227
Sales and marketing	10,106	8,398	29,299	27,647
General and administrative	38,145	27,334	101,190	83,771
Depreciation and amortization	2,267	1,972	7,360	4,892
Interest expense	1,513	573	3,473	1,938
Other income (expense), net	3,766	(205)	16,586	83
Loss before income taxes	(36,363)	(61,808)	(111,694)	(233,485)
Income tax expense (benefit)	(1,318)	(979)	(2,058)	(493)
Net loss	(35,045)	(60,829)	(109,636)	(232,992)
Net loss attributable to non-controlling interest	(11,655)	(41,482)	(36,748)	(165,656)
Net loss attributable to Fluence Energy, Inc.	$(23,390)	$(19,347)	$(72,888)	$(67,336)

Weighted average number of Class A common shares outstanding
Basic and diluted	117,456,282	55,625,566	116,368,987	54,637,372
Loss per share of Class A common stock
Basic and diluted	$(0.20)	$(0.35)	$(0.63)	$(1.23)

Foreign currency translation gain, net of income tax expense of $0.0 million in the three months ended June 30, 2023, $0.4 million in the nine months ended June 30, 2023, and $0 in the three months and nine months ended June 30, 2022	5,079	1,631	25	1,910
Total other comprehensive income	$5,079	$1,631	$25	$1,910
Total comprehensive loss	$(29,966)	$(59,198)	$(109,611)	$(231,082)
Comprehensive loss attributable to non-controlling interest	(9,963)	(40,367)	(36,761)	(164,470)
Total comprehensive loss attributable to Fluence Energy, Inc.	$(20,003)	$(18,831)	$(72,850)	$(66,611)

The accompanying notes are an integral part of these condensed statements

FLUENCE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY, MEMBERS’
EQUITY (DEFICIT), AND MEZZANINE EQUITY (UNAUDITED)
(U.S. Dollars in Thousands, except Shares/Units)

	Class A Common Stock		Class B-1 Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Non-Controlling interest	Total stockholders’ equity and members’ deficit
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at March 31, 2023	116,486,460	$1	58,586,695	—	$563,222	$(154,041)	$(565)	572,251	$(5,301)	$164,679	$567,995
Net loss						(23,390)				(11,655)	(35,045)
Stock-based compensation expense and related vesting	358,788	—			5,677						5,677
Repurchase of Class A common stock placed into Treasury	(73,537)	—						73,537	(1,331)		(1,331)
Effect of remeasurement of non-controlling interest due to other share transactions					1,877					(1,877)	—
Proceeds from exercise of stock options	1,511,607	—			3,074						3,074
Foreign currency translation loss, net of income tax expense of $0.0 million							3,387			1,692	5,079
Balance at June 30, 2023	118,283,318	$1	58,586,695	—	$573,850	$(177,431)	$2,822	645,788	$(6,632)	$152,839	$545,449
Balance at September 30, 2022	114,873,121	1	58,586,695	—	542,602	(104,544)	2,784	550,904	(5,013)	193,378	629,208
Net Loss						(72,888)				(36,748)	(109,636)
Stock-based compensation expense and related vesting	667,048	—			21,440						21,440
Repurchase of Common Stock placed into Treasury	(94,884)	—				—		94,884	(1,619)		(1,619)
Effect of remeasurement of non-controlling interest due to other share transactions					3,778		—			(3,778)	—
Proceeds from exercise of stock options	2,838,033	—			6,030	—					6,030
Foreign currency translation loss, net of income tax expense of $0.4 million							38			(13)	25
Balance at June 30, 2023	118,283,318	$1	58,586,695	—	$573,850	$(177,431)	$2,822	645,788	$(6,632)	$152,839	$545,449

	Mezzanine Equity	Members’ capital contributions	Class A Common Stock		Class B-1 Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Non-Controlling interest	Total stockholders’ equity and members’ deficit
			Shares	Amount	Shares	Amount				Shares	Amount
Balance at March 31, 2022			54,143,275	$—	117,173,390	$1	$289,428	$(47,990)	$(2)			$484,020	$725,457
Net loss			—	—	—	—	—	(19,347)	$—			(41,482)	(60,829)
Stock-based compensation expense and related vesting			1,427,662	—	—	—	8,581	—	$—			—	8,581
Repurchase of class A common stock placed into treasury			(548,445)	—	—	—	—	—	—	548,445	(4,991)	—	(4,991)
Effect of Siemens Industry redemption of class B-1 common stock for class A common stock			58,586,695	1	(58,586,695)	(1)	227,699	—	—			(227,699)	—
Effect of remeasurement of non-controlling interest due to other share transactions			—	—		—	3,806	—	—			(3,805)	1
Proceeds from exercise of stock options			503,220	—		—	1,233	—	—				1,233
Other comprehensive gain subsequent to the Transactions, net of income tax expense of $0			—	—		—	—	—	517			1,114	1,631
Balance at June 30, 2022	$—	$—	114,112,407	$1	58,586,695	$—	$530,747	$(67,337)	$515	$548,445	$(4,991)	$212,148	$671,083
Balance at September 30, 2021	$117,235	$106,152	—	$—	—	$—	$—	$(279,301)	$(285)	—	$—	$—	$(173,434)
Net loss prior to the Transactions												(20,317)	(20,317)
Other comprehensive income prior to the Transactions, net of income tax benefit of $0									175			—	175
Effect of the transactions related to the IPO	(117,235)	(106,152)	18,493,275		117,173,390	1	(24,091)	279,301	75			(31,899)	117,235
Issuance of class A common stock in IPO, net of issuance costs			35,650,000				295,740	$—	$—			640,021	935,761
Net loss subsequent to the Transactions								(67,337)	$—			(145,339)	(212,676)
Stock-based compensation expense and related vesting			1,427,662				26,360						26,360
Repurchase of Class A common stock placed into treasury			(548,445)							548,445	(4,991)		(4,991)
Effect of Siemens Industry redemption of class B-1 common stock for class A common stock			58,586,695	1	(58,586,695)	(1)	227,699					(227,699)	—
Effect of remeasurement of non-controlling interest due to other share transactions							3,806					(3,805)	1
Proceeds from exercise of stock options			503,220				$1,233						1,233
Other comprehensive gain subsequent to the Transactions, net of income tax benefit of $0									550			1,186	1,736
Balance at June 30, 2022	—	—	114,112,407	1	58,586,695	$—	530,747	$(67,337)	$515	$548,445	$(4,991)	$212,148	$671,083

The accompanying notes are an integral part of these condensed statements

FLUENCE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(U.S. Dollars in Thousands)

	Nine Months Ended June 30,
	2023	2022
Operating activities
Net loss	$(109,636)	$(232,992)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,739	4,892
Amortization of debt issuance costs	457	550
Inventory (benefit) provision	(1,097)	13,329
Stock-based compensation expense	21,440	35,063
Deferred income taxes	(1,276)	—
Provision (benefit) on loss contracts	(8,554)	2,282
Changes in operating assets and liabilities:
Trade receivables	(66,036)	(46,343)
Unbilled receivables	(17,315)	836
Receivables from related parties	55,432	(15,956)
Advances to suppliers	(8,142)	(52,456)
Inventory, net	145,982	(77,255)
Other current assets	5,192	(118)
Other non-current assets	(30,984)	(17,556)
Accounts payable	(138,849)	68,154
Payables and deferred revenue with related parties	(152,668)	5,507
Deferred revenue	168,024	298,986
Current accruals and provisions	(78,225)	(53,016)
Taxes payable	12,004	(1,150)
Other current liabilities	24,593	(1,669)
Other non-current liabilities	11,432	(2,031)
Insurance proceeds received	—	10,000
Net cash used in operating activities	$(160,487)	$(60,943)
Investing activities
Purchase of equity securities	—	(1,124)
Proceeds from maturities of short-term investments	111,674	—
Payments for purchase of investment in joint venture	(5,013)	—
Capital expenditures on software	(7,284)	—
Payments for acquisition of businesses, net of cash acquired	—	(29,215)
Purchase of property and equipment	(1,877)	(2,675)
Net cash provided by (used in) investing activities	$97,500	$(33,014)
Financing activities
Proceeds from issuance of Class A common stock sold in an IPO, net of underwriting discounts and commissions	—	935,761
Repurchase of Class A common stock placed into treasury	(1,618)	(4,991)
Payment of transaction cost related to issuance of Class B membership units	—	(6,320)
Payment of debt issuance costs	—	(3,120)
Proceeds from exercise of stock options	6,030	1,233
Repayment of promissory notes – related parties	—	(50,000)
Repayment of line of credit	—	(50,000)
Proceeds from borrowing against note receivable - pledged as collateral	48,176	—
Payments of deferred equity issuance costs	—	(7,103)
Net cash provided by financing activities	$52,588	$815,460
Effect of exchange rate changes on cash and cash equivalents	(3,226)	2,473
Net (decrease) increase in cash, cash equivalents, and restricted cash	(13,625)	723,976
Cash, cash equivalents, and restricted cash as of the beginning of the period	429,721	38,068

Cash, cash equivalents, and restricted cash as of the end of the period	416,096	762,044
Supplemental Cash Flows Information
Interest paid	$955	$—
Cash paid for income taxes	$928	$1,298
The accompanying notes are an integral part of these condensed statements

FLUENCE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.    Organization and Operations
Fluence Energy, Inc., a Delaware corporation (the “Company”), was formed on June 21, 2021. We conduct our business operations through Fluence Energy, LLC, and its direct and indirect subsidiaries. Fluence Energy, LLC was formed on June 30, 2017 as a joint venture between Siemens Industry, Inc. (“Siemens Industry”), an indirect subsidiary of Siemens AG (“Siemens”), and AES Grid Stability, LLC (“AES Grid Stability”), an indirect subsidiary of the AES Corporation (“AES”), and commenced operations on January 1, 2018. We refer to Siemens Industry and AES Grid Stability as the “Founders” in this Quarterly Report on Form 10-Q (this “Report”).
Upon the completion of our initial public offering (“IPO”) on November 1, 2021, Fluence Energy, Inc. became a holding company whose sole material assets are the limited liability company interests (the “LLC Interests”) in Fluence Energy, LLC. All of our business is conducted through Fluence Energy, LLC, together with its subsidiaries, and the financial results of Fluence Energy, LLC will be consolidated in our financial statements. Fluence Energy, LLC is taxed as a partnership for federal income tax purposes and, as a result, its members, including Fluence Energy, Inc., will pay income taxes with respect to their allocable shares of its net taxable income. As of June 30, 2023, Fluence Energy, LLC had subsidiaries operating in Germany, Australia, Philippines, Chile, the Netherlands, the United States, India, Singapore, United Kingdom, Canada, and Switzerland. Except where the context clearly indicates otherwise, “Fluence,” “we,” “us,” “our” or the “Company” refers to Fluence Energy, Inc. and all of its direct and indirect subsidiaries, including Fluence Energy, LLC. When used in a historical context that is prior to the completion of the IPO, “we,” “us,” “our” or “the Company” refers to Fluence Energy, LLC and its subsidiaries.
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
Non-Controlling Interest

As the sole managing member of Fluence Energy, LLC, Fluence Energy, Inc. operates and controls all the business and affairs of Fluence Energy, LLC and, through Fluence Energy, LLC and its direct and indirect subsidiaries, conducts the Company’s business. Fluence Energy, LLC is a variable interest entity, of which Fluence Energy, Inc. beneficially owns a 66.88% interest as of June 30, 2023. For accounting purposes, Fluence Energy, Inc. is considered the primary beneficiary and therefore consolidates the results of Fluence Energy, LLC and its direct and indirect subsidiaries. Prior to the IPO, Fluence Energy, Inc. had no operations and had no assets or liabilities. Accordingly, financial results, balances, and other information included herein for periods prior to the IPO are reflective of Fluence Energy, LLC. The table below summarizes the ownership structure at end of each respective period:

	June 30, 2023	September 30, 2022
Controlling Interest Ownership	66.88%	66.22%
Non-Controlling Interest Ownership (AES)	33.12%	33.78%
Unaudited Interim Financial Information
The accompanying condensed consolidated financial statements as of June 30, 2023, and for the three and nine months ended June 30, 2023 and 2022 are unaudited. These financial statements should be read in conjunction with the Company’s audited financial statements included in our 2022 Annual Report. In our opinion, such unaudited financial statements reflect all adjustments, including normal recurring items, that are necessary for the fair statement of the Company’s financial position as of June 30, 2023, the results of its operations for the three and nine months ended June 30, 2023 and 2022, and its cash flows for the nine months ended June 30, 2023 and 2022. The financial data and other information disclosed in these notes related to the three and nine months ended June 30, 2023 and 2022 are also unaudited. The results for the three and nine months ended June 30, 2023 and 2022 are not necessarily indicative of results for the full year ending September 30, 2023 and 2022, any other interim periods, or any future year or period. The balance sheet as of September 30, 2022 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the interim financial statements.
For a complete description of our significant accounting policies, refer to Note 2 - Summary of Significant Accounting Policies and Estimates in the audited consolidated financial statements included in our 2022 Annual Report. We include herein certain updates to those policies.
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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash at the end of each respective period as shown in the Company’s condensed consolidated balance sheets.

in thousands	June 30, 2023	September 30, 2022
Cash and cash equivalents	$297,709	$357,296
Restricted cash	108,387	62,425
Restricted cash included in “Other non-current assets”	10,000	10,000
Total cash, cash equivalents and restricted cash	$416,096	$429,721
Restricted cash at the end of each respective period consisted of the following:

in thousands	June 30, 2023	September 30, 2022
Collateral for credit card program	$2,344	$1,580
Collateral for outstanding bank guarantees	106,043	60,845
Collateral for surety program included in “Other non-current assets”	10,000	10,000
Total restricted cash	$118,387	$72,425
Revenue and Cost Recognition
The Company’s revenue recognition policy included herein is based on the application of Accounting Standards Codification - Revenue from Contracts with Customers (ASC 606). As of June 30, 2023, the Company’s revenue was generated primarily from the sale of energy storage products and solutions, providing operational services, and digital applications and solutions.
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
Our contracts generally provide our customers the right to liquidated damages (“LDs”) against Fluence in the event specified milestones are not met on time or equipment is not delivered according to contract specifications. LDs are accounted for as variable consideration, and the contract price is reduced by the expected penalty or LD amount when recognizing revenue. Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty is resolved. Estimating variable consideration requires certain estimates and assumptions, including whether and by how much a project will be delayed and/or will not meet contractual performance specifications. The existence and measurement of liquidated damages may also be impacted by our judgments about the probability of favorable outcomes of customer disputes involving whether certain events qualify as force majeure or the reason for the events that caused project delays. Variable consideration for liquidated damages is estimated using the expected value of the consideration to be received.
At times Fluence will incur additional costs to execute on the performance of a contract. When this happens, we typically attempt to recover the revenue associated with these costs via a negotiated claim or change order with the customer. When this fact pattern occurs, it will create a timing difference between when we have incurred the cost versus when we record the revenue as costs are recognized immediately when incurred and the revenue from the change order is recognized as an increase to contract price when it is legally enforceable, which is usually upon signing a respective change order or equivalent document confirming the claim acceptance by customer. For the three and nine-months ended June 30, 2023, we recognized revenue of approximately $1.8 million and $26.1 million, respectively, on price increase change orders during the period in which the performance obligations were substantially satisfied in previous periods.
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
Software Development Costs
Our software development costs primarily relate to two categories: 1) internal-use software development costs, and 2) external-use software development costs. We capitalize costs incurred to purchase or develop software for internal use, and software to be sold or leased externally.
Internal-use software development costs are capitalized during the application development stage in accordance with ASC 350-40, Internal-Use Software. These capitalized costs are reflected in “Intangible Assets, Net” on the consolidated balance sheets and are amortized over the estimated useful life of the software. Our internal-use software relates to our SaaS customer offerings and is amortized to cost of goods and services. The useful life of our internal-use software development costs is generally 3 years.
During the three and nine months ended June 30, 2023, the Company capitalized $5.5 million, and in the comparable periods of the prior year $0.0 million, of internal use software.
External-use software development costs developed to be sold or leased externally are capitalized upon the establishment of technological feasibility for a product in accordance with ASC 985-20, Software to be Sold or Leased Externally. These software development costs are reflected in “Intangible Assets, Net” on our consolidated balance sheets and amortized to cost of goods and services on a product basis by the greater of the straight-line method over the estimated economic life of the product, or the ratio that current gross revenues for a product bear to the total current and anticipated future gross revenues for that product. The useful life of our external-use software development costs is generally 5 years.
During the three and nine months ended June 30, 2023, the Company capitalized $1.8 million, and in the comparable periods of the prior year $0.0 million, of external-use software to be sold.
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
Short-term Investments and Marketable Securities: We obtain pricing from Level 1 inputs which includes information from quoted market prices, pricing vendors or quotes from brokers/dealers. We conduct reviews of our primary pricing vendors to determine whether the inputs used in the vendor’s pricing processes are deemed to be observable. The fair value of U.S. Treasury securities and government-related securities, corporate bonds and notes and common stock is generally determined using standard observable inputs, including reported trades, quoted market prices, matrix pricing, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets and/or benchmark securities. Marketable securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in “Other Income” in the accompanying statements of operations. The table below represents activity on the investments for the three and nine month periods ended June 30, 2023.

in thousands	Three Months Ended June 30, 2023	Nine Months Ended June 30, 2023
Beginning balance	$70,023	$110,355
Contributions / (withdrawals)	(70,071)	(111,674)
Changes in fair market value	48	1,319
Ending Balance	$—	$—
Supply Chain Financing
We have provided certain of our suppliers with access to a supply chain financing program through a third-party financing institution (“SCF Bank”). This program allows us to seek extended payment terms with our suppliers and allows our suppliers to monetize their receivables prior to the payment due date, subject to a discount. Once a supplier elects to participate in the program and reaches an agreement with SCF Bank, the supplier chooses which individual invoices to sell to the SCF Bank. We then pay SCF Bank on the invoice due date. We have no economic interest in a supplier’s decision to sell an underlying receivable to SCF Bank. The agreements between our suppliers and SCF Bank are solely at their discretion and are negotiated directly between those two parties. Our suppliers’ ability to continue using such agreements is primarily dependent upon the strength of our financial condition and guarantees issued by AES and Siemens. As of June 30, 2023, AES and Siemens issued guarantees of $50 million each, for a total of $100 million, to SCF Bank on our behalf.
As of June 30, 2023, three suppliers were actively participating in the supply chain financing program, and we had $17.3 million of payables outstanding subject to the program. All outstanding payments owed under the program are recorded within “Accounts payable” on the condensed consolidated balance sheets.

Loss per Share
As of June 30, 2023, the Company’s amended and restated certificate of incorporation authorizes three classes of common stock: Class A, Class B-1 and Class B-2. Loss per share is calculated and reported under the “two-class” method. The “two-class” method is an earnings allocation method under which earnings (loss) per share is calculated for each class of common stock considering both distributions declared or accumulated and participation rights in undistributed earnings as if all such loss had been distributed during the period.
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
The following table presents the potentially dilutive securities that were excluded from the computation of diluted loss per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Class B-1 common stock	58,586,695	58,586,695	58,586,695	58,586,695
Outstanding stock options	5,911,672	10,205,593	5,911,672	10,205,593
Outstanding phantom units	256,935	605,591	256,935	605,591
Outstanding restricted stock units (“RSUs”)	1,963,673	1,584,196	1,963,673	1,584,196
In October 2021, the existing limited liability company agreement of Fluence Energy, LLC was amended and restated which recapitalized all existing interests in the Company on the basis of a 14.79-for-1 split. All shares and per share information has been retroactively adjusted to give effect to the recapitalization for all periods presented, unless otherwise indicated.
All earnings prior to and up to November 1, 2021, the date of completion of the IPO, were entirely allocable to non-controlling interest and, as a result, loss per share information is not applicable for reporting periods prior to this date. Consequently, only the net loss allocable to Fluence Energy, Inc. from the period subsequent to November 1, 2021 is included in the net loss attributable to the stockholders of Class A common stock for nine months ended June 30, 2023 and 2022. Basic and diluted net loss per share of Class A common stock for the three and nine months ended June 30, 2023 and 2022, respectively, have been computed as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
In thousands, except share and per share amounts	2023	2022	2023	2022
Net loss	$(35,045)	$(60,829)	$(109,636)	$(232,992)
Less: Net loss attributable to the non-controlling interest	(11,655)	(41,482)	(36,748)	(165,656)
Net loss attributable to Fluence Energy, Inc.	$(23,390)	$(19,347)	$(72,888)	$(67,336)

Weighted average number of Class A common stock - basic and diluted	117,456,282	55,625,566	116,368,987	54,637,372
Loss per share of Class A common stock - basic and diluted	$(0.20)	$(0.35)	$(0.63)	$(1.23)

Recent Accounting Standards Adopted
The following table presents accounting standards adopted during the nine months ended June 30, 2023.

Standard	Description	Period of Adoption	Effect on the financial statements and other significant matters
ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting; ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848.	In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and subsequent amendment to the initial guidance: ASU 2021-01, Reference Rate Reform (Topic 848): Scope (collectively, “Topic 848”). Topic 848 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. ASU 2022-06 defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024.	Q3 FY23	Effective May 19, 2023, the Company transitioned its Revolving Credit Facility from LIBOR to the Secured Overnight Financing Rate ("SOFR"). The Company elected the optional practical expedient as it relates to our Revolver as the amendment does not modify terms that change or have the potential to change, the amount and timing of cash flows unrelated to the replacement of LIBOR. The Company adopted this guidance prospectively on May 19, 2023, and it did not have a material impact on the Consolidated Financial Statements.
Recent Accounting Standards Not Yet Adopted

The following table presents accounting standards not yet adopted:

Standard	Description	Required date of adoption	Effect on the financial statements and other significant matters
Accounting Standards Update (“ASU”) No. 2022-04: Liabilities-Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations	In September 2022, the Financial ASU No. 2022-04, "Disclosure of Supplier Finance Program Obligations" ("ASU 2022-04"). ASU 2022-04 requires entities to disclose the key terms of supplier finance programs they use in connection with the purchase of goods and services, along with the amount of obligations outstanding at the end of each period and an annual rollforward of such obligations. This standard does not affect the recognition, measurement, or financial statement presentation of supplier finance program obligations.	ASU 2022-04 is effective for the Company beginning in its fiscal year ending - September 30, 2024 and is to be applied retrospectively to all periods in which a balance sheet is presented. The annual rollforward disclosure is not required to be made until its fiscal year ending September 30, 2025 and is to be applied prospectively. Early adoption is permitted.	The Company is evaluating the impact that this guidance will have on disclosures related to its supplier finance program obligations.

3.    Revenue from Contracts with Customers
Our revenue is primarily derived from sales of our energy storage products and solutions. The following table presents the Company’s revenue disaggregated by revenue type:

In thousands	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Revenue from energy storage products and solutions	$530,268	$234,706	$1,529,766	$742,132
Revenue from services	4,816	3,314	11,347	12,866
Revenue from digital applications and solutions	1,127	933	3,067	1,565
Other	140	57	817	58
Total	$536,351	$239,010	$1,544,997	$756,621
The following table presents the Company’s revenue disaggregated by geographical region. Revenues are attributed to regions based on location of customers:

In thousands	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Americas (North, Central and South America)	$439,804	$142,872	$1,173,473	$542,197
APAC (Asia Pacific)	29,882	77,289	123,078	115,348
EMEA (Europe, Middle-East and Africa)	66,665	18,849	248,446	99,076
Total	$536,351	$239,010	$1,544,997	$756,621
Customer Concentration
For the nine months ended June 30, 2023, our top four customers, in the aggregate, accounted for approximately 62% of total revenue.
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
Deferred Revenue
Deferred revenue represents the excess billings over the amount of revenue recognized to date. Deferred revenue from related parties is included in payables and deferred revenue with related parties on the Company’s condensed consolidated balance sheets. The following table provides information about deferred revenue from contracts with customers:

In thousands	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Deferred revenue, beginning of period	$584,425	$222,815	$273,073	$71,365
Additions	167,361	194,398	452,069	369,679
Revenue recognized related to amounts that were included in beginning balance of deferred revenue	(299,717)	(46,183)	(273,073)	(70,014)
Deferred revenue, end of period	$452,069	$371,030	$452,069	$371,030

In thousands	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Deferred revenue from related parties, beginning of period	$186,957	$171,466	$300,697	$220,122
Additions	47,489	130,563	138,781	226,330
Revenue recognized related to amounts that were included in beginning balance of deferred revenue	(84,146)	(74,198)	(289,178)	(218,621)
Deferred revenue from related parties, end of period	$150,300	$227,831	$150,300	$227,831

Remaining Performance Obligations
The Company’s remaining performance obligations (“backlog”) represent the unrecognized revenue value of its contractual commitments, which include deferred revenue and amounts that will be billed and recognized as revenue in future periods. The Company’s backlog may vary significantly each reporting period based on the timing of major new contractual commitments and the backlog may fluctuate with currency movements. In addition, under certain circumstances, the Company’s customers have the right to terminate contracts or defer the timing of its services and their payments to the Company.
As of June 30, 2023, the Company had $2.9 billion of remaining performance obligations related to our contractual commitments, of which we expect to recognize approximately 80% in revenue in the next 3 to 27 months and the remainder thereafter.
Variable Consideration
As of June 30, 2023 and September 30, 2022, our transaction prices have been reduced to reflect variable consideration of $(66.0) million and $75.5 million, respectively. Variable consideration primarily relates to our customers’ rights to liquidated damages in the event a specified milestone has not been met or equipment is not delivered according to contract specifications. Variable consideration is estimated using the expected-value method which computes a weighted average amount based on a range of potential outcomes. For contracts in which a significant reversal may occur we constrain the amount of revenue to be recognized.

4.    Inventory, Net
Inventory consisted of the following:

In thousands	June 30, 2023			September 30, 2022
	Cost	Provision	Net	Cost	Provision	Net
Cubes, batteries, and other equipment	$513,759	$(208)	$513,551	$653,059	$(1,294)	$651,765
Shipping containers and spare parts	—	—	—	982	(12)	970
Total	$513,759	$(208)	$513,551	$654,041	$(1,306)	$652,735

5.    Other Current Assets
Other current assets consisted of the following amounts:

In thousands	June 30, 2023	September 30, 2022
Taxes recoverable	$18,943	$14,378
Advance payments	686	1,813
Prepaid expenses	3,392	2,095
Prepaid insurance	3,134	1,549
Derivative assets (a)	56	5,574
Other	381	1,226
Total	$26,592	$26,635
(a) Derivative assets represent forward contracts which are used predominantly to mitigate foreign exchange rate exposure on costs incurred on customer projects. Gains and losses on forward contracts are recorded to cost of goods and services.
6.    Intangible Assets, Net
Intangible assets are stated at amortized cost and consist of the following:

In thousands	June 30, 2023			September 30, 2022
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Patents and licenses	$28,675	$(10,520)	$18,155	$28,551	$(9,033)	$19,518
Developed technology	29,675	(4,629)	25,046	28,347	(2,720)	25,627
Customer relationship	4,347	(1,073)	3,274	3,340	(263)	3,077
Trade names /Trademarks	5,276	(3,180)	2,096	5,216	(2,679)	2,537
Capitalized internal-use software	5,513	(461)	5,052	—	—	—
Capitalized software to be sold	1,845	(30)	1,815	—	—	—
Other	—	—	—	1,213	(276)	937
Total	$75,331	$(19,893)	$55,438	$66,667	$(14,971)	$51,696
Total amortization expense for the three months ended June 30, 2023 and 2022 was $1.9 million and $1.3 million, respectively. Total amortization expense for the nine months ended June 30, 2023 and 2022 was $5.3 million and $3.2 million, respectively. Included within amortization expense for the three and nine months ended June 30, 2023 was $0.5 million for capitalized software. No capitalized software amortization expense was recorded for the three and nine months ended June 30, 2022.

7.    Goodwill
No impairment was recognized for the nine months ended June 30, 2023 and 2022, respectively. The following table presents the goodwill activity for the nine months ended June 30, 2023 and 2022:

In thousands	Nine months ended	Nine months ended
	June 30, 2023	June 30, 2022
Goodwill, Beginning of the period	$24,851	$9,176
Foreign currency adjustment	1,435	(498)
Acquisition related goodwill	—	16,536
Goodwill, End of the period	$26,286	$25,214

8.    Current Accruals and Provisions
Accruals mainly represent milestones not yet invoiced for inventory such as batteries, cubes, and inverters. According to master supply agreements between the Company and suppliers of our inventory, vendor invoices are issued according to contracted billing schedules with certain milestones invoiced after delivery, upon full installation and commissioning of the equipment at substantial completion and final completion project stages. Current accruals and provisions consisted of the following:

In thousands	June 30, 2023	September 30, 2022
Accruals	$84,212	$152,996
Provisions for expected project losses	8,154	30,032
Warranty accrual	13,518	1,625
Total	$105,884	$184,653
Less: non-current portion	(10,147)	(839)
Current portion	$95,737	$183,814
9.    Debt
Revolving Credit Facility
On November 1, 2021, we entered into a credit agreement for a revolving credit facility (the “Revolver”), by and among Fluence Energy, LLC, as the borrower, Fluence Energy, Inc., as a parent guarantor, the subsidiary guarantors party thereto, the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent and collateral agent (the “Credit Agreement”). The Revolver is secured by a (i) first priority pledge of the equity securities of Fluence Energy, LLC and its subsidiaries and (ii) first priority security interests in, and mortgages on, substantially all tangible and intangible personal property and material fee-owned real property of Fluence Energy, LLC, the parent guarantor and each subsidiary guarantor party thereto, in each case, subject to customary exceptions and limitations. The initial aggregate amount of commitments was $190.0 million from the lenders party thereto including JP Morgan Chase Bank, N.A., Morgan Stanley Senior Funding, Inc., Bank of America, N.A., Barclays Bank PLC, and five other banks. On June 30, 2022, the Company increased the revolving commitment available under the Revolver by $10.0 million to an aggregate of $200.0 million with the addition of UBS AG, Stamford Branch as an additional lender under the Revolver. The maturity date of the Revolver is November 1, 2025. On May 19, 2023, the Credit Agreement was amended to replace Adjusted LIBOR with Adjusted Term SOFR as the applicable benchmark interest rate with respect to certain classes of loans. The Company elected the optional practical expedient as it relates to our Revolver as the amendment does not modify terms that change or have the potential to change, the amount and timing of cash flows unrelated to the replacement of LIBOR.

The Revolver bears interest at (i) with respect to Term Benchmark Loans (as defined in the Credit Agreement), the Adjusted Term SOFR Rate, the Adjusted EURIBOR Rate or the AUD Rate (each as defined in the Credit Agreement), as applicable, plus 3.0%, (ii) with respect to ABR Loans (as defined in the Credit Agreement) the Alternate Base Rate (as defined in the Credit Agreement) plus 2.0%, or (iii) with respect to RFR Loans (as defined in the Credit Agreement), the applicable Daily Simply RFR (as defined in the Credit Agreement) plus 3.1193%, in each instance subject to customary benchmark replacement provisions including, but not limited to, alternative benchmark rates, customary spread adjustments with respect to borrowings in foreign currency and benchmark replacement conforming changes. Fluence Energy, LLC is required to pay to the lenders a commitment fee of 0.55% per annum on the average daily unused portion of the revolving commitments through maturity, which will be the four-year anniversary of the closing date of the Revolver. The Revolver also provides for up to $200.0 million in letter of credit issuances, which will require customary issuance and administration fees, as well as a fronting fee payable to each issuer thereof and a letter of credit participation fee of 2.75% per annum payable to the lenders.
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
In addition, we are required to maintain (i) minimum liquidity and gross revenue requirements, in each case, until consolidated EBITDA reaches $150.0 million for the most recent four fiscal quarters and we make an election, and (ii) thereafter, a maximum total leverage ratio and a minimum interest coverage ratio. Such covenants will be tested on a quarterly basis. As of June 30, 2023, we were in compliance with all such covenants or maintained availability above such covenant triggers.
As of June 30, 2023, we had no borrowings under the Revolver and have availability under the facility of $165.3 million, net of letters of credit issued of $34.7 million.

Line of Credit.
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
Borrowings Against Note Receivable - Pledged as Collateral
In December 2022, we transferred $24.3 million in customer receivables to Standard Charter Bank (“SCB”) in the Philippines for proceeds of $21.1 million. The receivables all related to our largest customer in that country. The underlying receivables transferred were previously aggregated into a long term note, with interest, and has a maturity date of September 30, 2024 and was previously classified under “Other non-current assets” on our condensed consolidated balance sheet. In April 2023, we aggregated into an additional long term note and transferred an additional $30.9 million in receivables with the same customer to SCB for proceeds of $27.0 million, upon substantially similar terms as the December 2022 transfer and has a maturity date of December 27, 2024. These transactions are treated as secured borrowings as we did not transfer the entire note receivables due from the customer to SCB. We continue to receive quarterly interest income from the customer, while SCB is responsible for collecting payments on the principal balances which represent the initial receivable balances from the customer. We have no other continuing involvement or exposure related to the underlying receivables. We will record aggregate interest expense of $3.2 million to SCB over the 24 months period from September 30, 2022 until the first note receivable is fully due from the customer. We will record aggregate interest expense of $3.9 million to SCB over the 21 month period from April 1, 2023 until the second note receivable is fully due from the customer.
Refer to Note 12 — Related-Party Transactions for details regarding borrowings from related parties.

10.    Income Taxes
The Company’s provision for income taxes is based on the estimated annual effective tax rate, plus discrete items.
Income tax expense (benefit) was $(1.3) million and $(1.0) million for the three months ended June 30, 2023 and 2022, respectively. The effective tax rate for the three months ended June 30, 2023 and 2022 was 3.6% and 1.6%, respectively. For the three months ended June 30, 2023, the Company’s effective tax rate differs from the U.S. statutory tax rate of 21% primarily due to flow-through losses attributable to the Founder, AES Grid Stability, valuation allowances and foreign exchange losses. For the three months ended June 30, 2022, the Company’s effective tax rate differs from the U.S. statutory tax rate of 21% primarily due to flow-through losses attributable to the Founders, AES Grid Stability and Siemens Industry, valuation allowances, and foreign exchange losses.
Income tax expense (benefit) was $(2.1) million and $(0.5) million for the nine months ended June 30, 2023 and 2022, respectively. The effective tax rate for the nine months ended June 30, 2023 and 2022 was 1.8% and 0.2%, respectively. For the nine months ended June 30, 2023, the Company’s effective tax rate differs from the U.S. statutory tax rate of 21% primarily due to flow-through losses attributable to the Founder, AES Grid Stability, valuation allowances and foreign exchange gains. For the nine months ended June 30, 2022, the Company’s effective tax rate differs from the U.S. statutory tax rate of 21% primarily due to flow-through losses incurred prior to the IPO on November 1, 2021, and flow-through losses attributable to the Founders, AES Grid Stability and Siemens Industry, valuation allowances, and foreign exchange losses.
As of each of June 30, 2023 and September 30, 2022, the Company does not believe it has any significant uncertain tax positions and therefore, has not recorded any unrecognized tax benefits.
The Company evaluates the realizability of its deferred tax assets on a quarterly basis and establishes valuation allowances when it is more-likely-than-not that all or a portion of a deferred tax asset may not be realized. As of June 30, 2023 and September 30, 2022, the Company had recorded a full valuation allowance against deferred tax assets on Fluence Energy, Inc. primarily related to its investment in Fluence Energy, LLC, as well as on certain foreign subsidiaries based on the weight of available evidence, including cumulative losses.
11.    Commitments and Contingencies
Guarantees
As of June 30, 2023, the Company had outstanding bank guarantees, parent guarantees and surety bonds issued as performance security arrangements for a number of our customer projects. These contractual commitments are all accounted for off balance sheet.
The following table summarizes contingent contractual obligations as of June 30, 2023. Amounts presented in the following table represent the Company's current undiscounted exposure to guarantees and the range of maximum undiscounted potential exposure. The maximum exposure is not reduced by the amounts, if any, that could be recovered under the recourse or collateralization provisions in the guarantees.

Contingent Contractual Obligations	Amount (in $ millions)	Number of Agreements	Maximum Exposure Range for Each Agreement (in millions)
Guarantees and commitments	$1,579	43	$0 - 445.8
Letters of credit under the bilateral credit facility	97	13	0 - 28.7
Letters of credit under Revolver	35	27	0 - 7.7
Surety bonds	348	29	0 - 109.3
Total	$2,059	112
Typical turn-key contracts and long-term service agreements contain provisions for performance liquidated damages payments if the solution fails to meet the guaranteed performance thresholds at completion of the project or throughout the service agreement period.
Purchase Commitments
The Company has commitments for minimum volumes of purchases of battery modules under a master supply agreement. Liquidated damages apply if the minimum purchase volumes are not met. The Company expects to meet the minimum committed volumes of purchases. The following table presents our future minimum purchase commitments by fiscal year, primarily for battery modules, and liquidated damages, if the minimum purchase volumes are not met, as of June 30, 2023:

in thousands	Purchase Commitments	Liquidated Damages
2023	$338,834	$10,700
2024	1,412,117	121,738
2025	346,015	34,110
2026 and thereafter	36,450	5,630
Total	$2,133,416	$172,178

During the three months ended December 31, 2021, the Company made a $60.0 million advance payment as a capacity guarantee pursuant to a purchase agreement with one of our suppliers, of which, as of June 30, 2023, the balance of $36.5 million is recorded within “Current assets - Advances to suppliers” and no portion remains within “Non-current assets - Advances to suppliers” on the condensed consolidated balance sheets.
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
On December 15, 2022, we finalized an agreement with the vendor, amending the supply agreement and resolving our claims. The amendments and settlement were consistent with what we had estimated and disclosed in our consolidated financial statements in our 2022 Annual Report. The approximately $19.5 million settlement for our claims was recognized as a reduction of costs of goods and services for the nine months ended June 30, 2023.
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
As of June 30, 2023 and September 30, 2022, the Company accrued the below estimated warranty liabilities of $13.5 million and $1.6 million, respectively.

In thousands	June 30, 2023	September 30, 2022
Warranty balance, beginning	$1,625	—
Warranty issued and assumed in period - specific campaigns	1,845	—
Warranties issued and assumed in period - recurring product warranty	3,565	1,625
Change in estimates	8,287	—
Net changes in liability for pre-existing warranties, included expirations and foreign exchange impact	(104)	—
Less: costs incurred and settlements	(1,700)	—
Warranty balance, ending	$13,518	$1,625
Less: supplier recoveries balance at end of period (a)	—	—
Warranty balance, net of supplier recoveries, at end of period	$13,518	$1,625
(a) The supplier recoveries are recorded in other current assets on the balance sheet.
Effective March 31, 2023, the Company updated its estimation model for calculating the recurring warranty reserve rate, which is a key input into our estimated assurance warranty liability.
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
12.    Related-Party Transactions
Related parties are represented by AES and Siemens, their respective subsidiaries and other entities under common control. As of June 30, 2023, AES, holds 58,586,695 shares of Class B-1 common stock of Fluence Energy, Inc. and Siemens beneficially owns an aggregate of 58,586,695 of Class A common stock of Fluence Energy, Inc.
Borrowings from Related Parties
On August 11, 2021, the Company borrowed $25.0 million each from AES and Siemens, in the form of subordinated promissory notes, each bearing interest at 2.86% per annum. The promissory notes were paid off in full on November 1, 2021 using proceeds from the IPO. All related party borrowings were for general working capital needs. There were no new related party borrowings during the three and nine months ended June 30, 2023.
Sales and Procurement Contracts with Related Parties
The Company signs back-to-back battery-based energy storage product and related service contracts with AES, Siemens, and their subsidiaries (collectively referred to as affiliates) in relation to execution of the affiliates’ contracts with external customers and also signs direct contracts with affiliates.
The Company also provides consulting services to AES whereby Fluence will advise and in some cases provide support to AES on procurement, logistics, design, safety and commissioning of certain of their projects. Revenue from consulting services is classified as “Revenue from sale of energy storage products and solutions” in the Company’s Disaggregation of revenue table in Note 3 - Revenue from Contracts with Customers. Revenue from the consulting services is primarily recognized ratably over time based on a project specific period of performance in which we expect the performance obligation to be fulfilled. For the nine-months ended June 30, 2023, we have recognized $10.9 million in revenue from consulting services with related parties.
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
Balance Sheet Related Party Transactions
The Company's condensed consolidated balance sheet included the following transactions with related parties for the periods indicated:

In thousands	June 30, 2023	September 30, 2022
Accounts receivable	$13,027	$91,879
Unbilled receivables	45,944	20,148
Total receivables from related parties	58,971	112,027
Advances to Suppliers - short-term	21,573	—
Advances to Suppliers - long-term	—	8,750
Total advances to suppliers with related parties	21,573	8,750
Accounts payable	2,155	2,550
Deferred revenue	150,300	300,697
Accrued liabilities	6,362	3,101
Total payables and deferred revenue with related parties	$158,817	$306,348
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
Income Statement Related Party Transactions
The following table presents the related party transactions that are included the Company’s condensed consolidated statements of operations and comprehensive loss for the periods indicated:

In thousands	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Revenue	$104,735	$123,011	$502,669	$497,771
Cost of goods and services	(2,420)	(6,714)	(10,996)	(16,510)
Research and development expenses	(585)	(63)	(897)	(108)
Sales and marketing expenses	(90)	(528)	(135)	(1,603)
General and administrative expenses	(842)	(50)	(1,362)	(1,412)
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
As of June 30, 2023, 5,911,672 stock options with an exercise price of $2.45 remain outstanding. The Option Plan has unrecognized stock compensation expense of $0.5 million as of June 30, 2023.
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
As of June 30, 2023, 256,935 phantom unit awards previously issued remained outstanding. The Phantom Incentive Plan has unrecognized stock compensation expense of $2.4 million as of June 30, 2023.
2021 Incentive Plan
During fiscal year 2021, the Company established the 2021 Incentive Award Plan (the “2021 Incentive Plan”) which reserves 9,500,000 shares of Class A common stock of Fluence Energy, Inc. for issuance to management, other employees, consultants, and board members of the Company. The 2021 Incentive Plan governs both equity-based and cash-based awards, including incentive stock options and restricted stock units (“RSUs”). Employee stock-based awards issued pursuant to the 2021 Incentive Plan that are expected to be settled by issuing shares of Class A common stock are recorded as equity awards. The 2021 Incentive Plan is accounted for as an equity plan. The awards vest ratably at one-third annually on the anniversary of the grant date over a three-year period. The Company generally expenses the grant date fair value of the awards on a straight-line basis over each of the three separately vesting tranches within a given grant. The Company accounts for forfeitures as they occur. During the three months ended June 30, 2023, the Company granted 229,386 RSUs under the 2021 Incentive Award Plan. The weighted-average grant date fair value for the RSUs was $21.05.

As of June 30, 2023, 1,963,673 RSUs previously issued remained outstanding. The 2021 Incentive Plan has unrecognized stock compensation expense of $20.0 million as of June 30, 2023.
The following table presents stock-based compensation expense by financial statement line item:

In thousands	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Cost of goods and services	$1,208	$2,604	$3,364	$6,881
Research and development	305	2,270	4,261	5,607
Sales and marketing (a)	601	(1,126)	1,573	3,328
General and administrative	3,563	3,649	12,242	19,186
Total	$5,677	$7,397	$21,440	$35,002

(a) The reduction of stock based compensation expense for sales and marketing for the three months ended June 30, 2022 was the result of a market-to-market fair value adjustment of our liability classified awards which was driven by our stock price decrease during the three months ended June 30, 2022.

14. Restructuring Plan
On November 11, 2022, the board of directors of the Company approved a restructuring plan to create a more sustainable organization structure for long-term growth. As part of this plan, we have and are continuing to relocate certain positions at high-cost locations to the Fluence India Technology Centre. We expect that the restructuring plan will be complete by the end of fiscal year 2023. Management has the authority to expand the plan as determined necessary. As of June 30, 2023, for the three and nine months ended, we have incurred approximately $2.0 million and $5.4 million of costs related to the restructuring plan, which is inclusive of severance.
15. Investment in Joint Venture
On August 5, 2022, Fluence Energy Singapore PTE. LTD., a subsidiary of Fluence Energy, LLC, and ReNew Power entered into an agreement to form a partnership in India for an initial investment of $5.0 million, plus a line of credit of $15.0 million each for a 50% interest in the partnership. We funded the investment and the joint venture commenced operations in the first quarter of fiscal year 2023. The investment is recorded in “Other non-current assets” on our condensed consolidated balance sheet. The investment is accounted for under the equity method with results being reported by Fluence one quarter in arrears. The joint venture is not considered a variable interest entity and we do not consolidate the joint venture as we do not hold a controlling financial interest. We recorded an insignificant equity method loss on the investment for the nine months ended June 30, 2023.

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
On December 15, 2022, we finalized an agreement with the vendor, amending the supply agreement and resolving our claims. The amendments and settlement were consistent with what we had estimated and disclosed in our 2022 consolidated financial statements in our 2022 Annual Report. As part of the finalized agreement, we agreed to take on an additional scope of work related to commissioning the battery modules installed. The approximately $19.5 million settlement for our claims was recognized as a reduction of costs of goods and services for the nine months ended June 30, 2023.

2021 Cargo Loss Incident
On April 28, 2021, the Company was notified of an emergency aboard a vessel carrying Fluence inventory. This incident (the “Cargo Loss Incident”) resulted in damage to a portion of our cargo aboard the vessel. The Company has recorded $13.0 million provision to its inventory as of September 30, 2021, based on the net realizable value of cargo that was destroyed. During fiscal year 2022, $13.0 million of inventory was written off against the provision. In addition to the inventory losses, we incurred incremental expenses related to the incident, primarily consisting of inspection costs, project cost overruns due to logistical changes, legal fees, fees to dispose of the damaged cargo, and additional cost to replace the damaged cargo. We received an aggregate of $10.0 million insurance proceeds related to non-disputed claims, $7.5 million of which was collected in October 2021 and the remaining $2.5 million was collected in April 2022. As of June 30, 2023, we expect to continue to incur legal fees as plaintiff in the pending matter relating to this incident.

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
Restructuring Plan
On November 11, 2022, the board of directors of the Company approved a restructuring plan to create a more sustainable organization structure for long term growth. As part of this plan, we have and are continuing to relocate certain positions at high-cost locations to the Fluence India Technology Centre. We expect that the restructuring plan will be complete by the end of fiscal year 2023. Management has the authority to expand the plan as determined necessary. As of June 30, 2023, for the three and nine months ended, we have incurred $1.1 million and $3.3 million in severance costs related to the plan and an additional $0.8 million and $2.1 million in consulting fees.
Investment in Joint Venture
On August 5, 2022, Fluence Energy Singapore PTE. LTD., a subsidiary of Fluence Energy, LLC, and ReNew Power entered into an agreement to form a partnership in India for an initial investment of $5.0 million, plus a line of credit of $15.0 million each for a 50% interest in the partnership. We funded the investment in the first quarter of fiscal year 2023. The joint venture commenced operations during the first fiscal quarter of fiscal year 2023 and began hiring staff. We recorded an insignificant equity method loss on the investment for the nine months ended June 30, 2023.
Segments
The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer. The Company’s CODM reviews financial information on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, the Company has determined that it operates in one operating segment, which corresponds to one reportable segment.
Key Factors and Trends Affecting our Performance
We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and those in Part I, Item 1A. “Risk Factors” in our 2022 Annual Report, in Part II, Item 1A. “Risk Factors” of the quarterly report on Form 10-Q for the period ended December 31, 2022, Part II, Item 1A. “Risk Factors” of the quarterly report on Form 10-Q for the period ended March 31, 2023, and Part II, Item 1A. “Risk Factors” of this Report.

Lithium-ion Battery Cost
Our revenue growth is directly tied to the continued adoption of energy storage products and solutions by our customers. The cost of lithium-ion energy storage hardware has declined significantly in the last decade and has resulted in a large addressable market today.

However, according to BloombergNEF’s 2022 (issued December 2022) battery price survey, higher raw material costs pushed the average price of lithium-ion battery packs up in calendar year 2022. The 2022 price increase marks the first annual increase in price since at least 2010. The market for energy storage is rapidly evolving, and while we believe costs will continue to decline over the long term, there is no guarantee that they will decline or decline at the rates we expect. If costs do not continue to decline long term, this could adversely affect our ability to increase our revenue or grow our business. Considering the previous statement, we are seeing prices for lithium-ion decline in the most recent fiscal quarters in 2023.
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

Although we generally are not regulated as a utility, federal, state, and local government statutes and regulations concerning electricity heavily influence the market for our product and services. These statutes and regulations, like the IRA, often relate to electricity pricing, transmission and distribution rates, net metering, incentives, taxation, competition with utilities and the interconnection of customer-owned electricity generation. We believe we are well positioned to capture incentives contained in the IRA and that its enactment is favorable to our business and our future operations. However, as this legislation was recently adopted in August 2022 and applicable U.S. Department of Treasury and Internal Revenue Service guidelines were published in the third quarter of fiscal year 2023, we have not yet seen the impact these IRA related incentives may have on our business, operations and financial performance as we go forward and cannot guarantee we will realize anticipated benefits of incentives under the IRA. We are continuing to evaluate the overall impact and applicability of the IRA to our expected results of operations going forward.
Key Components of Our Results of Operations
The following discussion describes certain line items in our condensed consolidated statements of operations and comprehensive loss.
Total Revenue
We generate revenue from energy storage products and solutions, service agreements with customers to provide operational services related to battery-based energy storage products, and from digital application contracts. Fluence enters into contracts with utility companies, developers, and commercial and industrial customers. We derive the majority of our revenues from selling energy storage products and solutions. When we sell a battery-based energy storage product and solution, we enter into a contract with our customers covering the price, specifications, delivery dates and warranty for the products being purchased, among other things. The manner in which a solution is provided to a customer may vary, not all solutions may require Fluence to procure batteries on behalf of a customer. A solution may only require logistics, design, installation and/or commission services depending on customer requirements. The Company also generates revenue by providing consulting services to AES whereby Fluence has agreed to advise, and in some cases provide support to AES, on procurement, logistics, design, safety and commissioning of certain of their projects.
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
Research and Development Expenses

Research and development expenses consist of personnel-related costs across our global R&D centers for engineers engaged in the design and development and testing of our integrated products and technologies. Engineering competencies include data science, machine learning, software development, network and cyber security, battery systems engineering, industrial controls, UI / UX, mechanical design, power systems engineering, certification, and more. R&D expenses also support three product testing labs located across the globe, including a system-level testing facility in Pennsylvania that is used for quality assurance and the rapid iteration, testing, and launching of new Fluence energy storage technology and products. We are standing up an additional Hardware in the Loop (HIL) testing facility which is co-located with our technical team in Bangalore, India. We expect research and development expenses to increase in future periods to support our growth and as we continue to invest in research and development activities that are necessary to achieve our technology and product roadmap goals. These expenses may vary from period to period as a percentage of revenue, depending primarily upon when we choose to make more significant investments.
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
Interest Expense
Interest expense consists primarily of interest previously incurred on our now extinguished Line of Credit and Promissory Notes (each as defined below), borrowings against notes receivable pledged as collateral, unused line fees related to the revolving credit facility (the “Revolver”) pursuant to a credit agreement by and among Fluence Energy, LLC, as the borrower, Fluence Energy, Inc., as a parent guarantor, the subsidiary guarantors party thereto, the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent and collateral agent (the “Credit Agreement”), and amortization of debt issuance costs.
Other Income (Expense), Net
Other income (expense), net consists of income (expense) from foreign currency exchange adjustments for monetary assets and liabilities interest income on cash deposits, and interest income on customer notes receivables.

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

Key Operating Metrics

The following tables present our key operating metrics as of June 30, 2023 and September 30, 2022, and order intake for the three and nine months ended June 30, 2023 and 2022. The tables below present the metrics in either Gigawatts (GW) or Gigawatt hours (GWh). Our key operating metrics focus on project milestones to measure our performance and designate each project as either “deployed”, “assets under management”, “contracted” or “pipeline”.

	June 30, 2023	September 30, 2022	Change	Change %
Energy Storage Products and Solutions
Deployed (GW)	2.5	1.8	0.7	39%
Deployed (GWh)	6.1	5.0	1.1	22%
Contracted Backlog (GW)	4.5	3.7	0.8	22%
Pipeline (GW)	11.5	9.3	2.2	24%
Pipeline (GWh)	29.8	22.6	7.2	32%

(amounts in GW)	June 30, 2023	September 30, 2022	Change	Change %
Service Contracts
Assets under Management	2.3	2.0	0.3	15%
Contracted Backlog	2.9	2.0	0.9	45%
Pipeline	8.3	8.8	(0.5)	(6%)

(amounts in GW)	June 30, 2023	September 30, 2022	Change	Change %
Digital Contracts
Assets under Management	14.4	13.7	0.7	5%
Contracted Backlog	6.2	3.6	2.6	72%
Pipeline	19.4	19.6	(0.2)	(1%)
The table below reflects adjustments made to the 2022 contracted figures reported for digital contracts as a result of enhanced internal control procedures implemented by management during our 2022 year end procedures. Previously, we reported digital contracted of 3.9 GW for the nine months ended June 30, 2022. Further, prior period metrics were previously presented in Megawatts (MW) for Energy Storage Products and Solutions, Service Contracts and Digital Contracts.

(amounts in GW)	Three Months Ended June 30,				Nine Months Ended June 30,
	2023	2022	Change	Change %	2023	2022	Change	Change %
Energy Storage Products and Solutions
Contracted	0.4	0.3	0.1	33%	1.6	1.5	0.1	7%
Service Contracts
Contracted	0.1	0.1	—	—%	1.2	0.7	0.5	71%
Digital Contracts
Contracted	1.0	0.8	0.2	25%	4.4	4.1	0.3	7%
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
Non-GAAP Financial Measures
This section contains references to certain non-GAAP financial measures, including Adjusted EBITDA, Adjusted Gross Profit (Loss), Adjusted Gross Profit Margin and Free Cash Flow.
Adjusted EBITDA is calculated from the consolidated statements of operations using net income (loss) adjusted for (i) interest income (expense), net, (ii) income taxes, (iii) depreciation and amortization, (iv) stock-based compensation, (v) other income or expenses and (vi) non-recurring income or expenses. Adjusted EBITDA may in the future also be adjusted for amounts impacting net income related to the Tax Receivable Agreement liability.
Adjusted Gross Profit (Loss) is calculated using gross profit (loss), adjusted to exclude (i) stock-based compensation expenses, (ii) amortization, (iii) certain other income or expenses, and (iv) non-recurring income or expenses. Adjusted Gross Profit Margin is calculated using Adjusted Gross Profit (Loss) divided by total revenue.
Free Cash Flow is calculated from the consolidated statements of cash flows and is defined as net cash provided by (used in) operating activities, less purchase of property and equipment made in the period. We expect our Free Cash Flow to fluctuate in future periods as we invest in our business to support our plans for growth. Limitations on the use of Free Cash Flow include (i) it should not be inferred that the entire Free Cash Flow amount is available for discretionary expenditures (for example, cash is still required to satisfy other working capital needs, including short-term investment policy, restricted cash, and intangible assets); (ii) Free Cash Flow has limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of other GAAP financial measures, such as net cash provided by operating activities; and (iii) this metric does not reflect our future contractual commitments.

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
The following tables present our non-GAAP measures for the periods indicated.

($ in thousands)	Three Months Ended June 30,		Change	Change %	Nine Months Ended June 30,		Change	Change %
	2023	2022			2023	2022
Net loss	$(35,045)	$(60,829)	$25,784	42%	$(109,636)	$(232,992)	$123,356	53%
Add (deduct):
Interest expense (income), net(a)	(240)	(226)	(14)	6%	(1,973)	849	(2,822)	(332)%
Income tax expense (benefit)	(1,318)	(979)	(339)	35%	(2,058)	(493)	(1,565)	317%
Depreciation and amortization(b)	2,758	1,972	786	40%	7,851	4,892	2,959	60%
Stock-based compensation(c)	5,677	7,397	(1,720)	(23)%	21,417	35,002	(13,585)	(39)%
Other expenses(d)	1,965	—	1,965	100%	5,439	—	5,439	100%
Adjusted EBITDA	$(26,203)	$(52,665)	$26,462	50%	$(78,960)	$(192,742)	$113,782	59%
(a) Net interest expense (income) for the three months ended June 30, 2023 consists of $1.5 million of interest expense and $1.7 million of interest income. Net interest expense (income) for the three months ended June 30, 2022 consists of $0.6 million of interest expense and $0.8 million of interest income.
Net interest expense (income) for the nine months ended June 30, 2023 consists of $4.1 million of interest expense and $6.1 million of interest income. Net interest expense (income) for the nine months ended June 30, 2022 consists of $1.9 million of interest expense and $1.1 million of interest income.

(b) Amount includes approximately $2.3 million included in depreciation and amortization and $0.5 million related to amortization of capitalized software included in cost of goods and services for the three and nine months ended June 30, 2023.

(c) Includes incentive awards that will be settled in shares and incentive awards that will be settled in cash.

(d) Amounts for the three and nine months ended June 30, 2023 include approximately $2.0 million and $5.4 million of costs related to the restructuring plan, including severance, respectively. Beginning with the three months ended June 30, 2023, costs related to the Covid-19 pandemic and the cargo loss incident, which the Company has historically excluded from Adjusted EBITDA, are no longer excluded. Adjusted EBITDA results for the three and nine months ended June 30, 2022 have been recast for comparative purposes.

($ in thousands)	Three Months Ended June 30,		Change	Change %	Nine Months Ended June 30,		Change	Change %
	2023	2022			2023	2022
Total revenue	$536,351	$239,010	$297,341	124%	$1,544,997	$756,621	$788,376	104%
Cost of goods and services	514,531	244,207	270,324	111%	1,480,324	829,714	650,610	78%
Gross profit (loss)	21,820	(5,197)	27,017	520%	64,673	(73,093)	137,766	188%
Add (deduct):
Stock-based compensation(a)	1,208	2,604	(1,396)	(54)%	3,364	6,881	(3,517)	(51)%
Amortization (b)	491	—	491	100%	491	—	491	100%
Other expenses(c)	108	—	108	100%	436	—	436	100%
Adjusted Gross Profit (Loss)	$23,627	$(2,593)	$26,220	1011%	$68,964	$(66,212)	$135,176	204%
Adjusted Gross Profit Margin %	4.4%	(1.1)%			4.5%	(8.8)%
(a) Includes incentive awards that will be settled in shares and incentive awards that will be settled in cash.

(b) Amount related to amortization of capitalized software included in cost of goods and services for the three and nine months ended June 30, 2023.

(c) Amounts for the three and nine months ended June 30, 2023 of $0.1 million of costs related to the restructuring plan, including severance, respectively. Beginning with the three months ended June 30, 2023, costs related to the Covid-19 pandemic and the cargo loss incident, which the Company has historically excluded from Adjusted Gross Profit (Loss) and Adjusted Gross Profit Margin, are no longer excluded. Adjusted Gross Profit (Loss) and Adjusted Gross Profit Margin results for the three and nine months ended June 30, 2022 have been recast for comparative purposes.

($ in thousands)	Nine Months Ended June 30,		Change	Change %
	2023	2022
Net cash used in operating activities	$(160,487)	$(60,943)	$(99,544)	(163)%
Less: Purchase of property and equipment	(1,877)	(2,675)	798	30%
Free Cash Flow	$(162,364)	$(63,618)	$(98,746)	(155)%

Results of Operations
The following table sets forth our operating results for the periods indicated.

($ in thousands)	Three Months Ended June 30,		Change	Change %	Nine Months Ended June 30,		Change	Change %
	2023	2022			2023	2022
Total revenue	$536,351	$239,010	$297,341	124%	$1,544,997	$756,621	$788,376	104%
Costs of goods and services	514,531	244,207	270,324	111%	1,480,324	829,714	650,610	78%
Gross profit (loss)	21,820	(5,197)	27,017	520%	64,673	(73,093)	137,766	188%
Gross profit %	4.1%	(2.2)%			4.2%	(9.7)%
Operating expenses
Research and development	9,918	18,129	(8,211)	(45)%	51,631	42,227	9,404	22%
Sales and marketing	10,106	8,398	1,708	20%	29,299	27,647	1,652	6%
General and administrative	38,145	27,334	10,811	40%	101,190	83,771	17,419	21%
Depreciation and amortization	2,267	1,972	295	15%	7,360	4,892	2,468	50%
Interest expense	1,513	573	940	164%	3,473	1,938	1,535	79%
Other income (expense), net	3,766	(205)	3,971	1937%	16,586	83	16,503	19883%
Loss before income taxes	$(36,363)	$(61,808)	$25,445	(41)%	$(111,694)	$(233,485)	$121,791	(52)%
Income tax expense (benefit)	(1,318)	(979)	(339)	35%	(2,058)	(493)	(1,565)	317%
Net loss	$(35,045)	$(60,829)	$25,784	(42)%	$(109,636)	$(232,992)	$123,356	(53)%
Net loss attributable to non-controlling interests	(11,655)	(41,482)	29,827	(72)%	(36,748)	(165,656)	128,908	(78)%
Net loss attributable to Fluence Energy, Inc.	$(23,390)	$(19,347)	$(4,043)	21%	$(72,888)	$(67,336)	$(5,552)	8%
Total Revenue

Total revenue was $536.4 million for the three months ended June 30, 2023, compared to $239.0 million for the three months ended June 30, 2022, representing an increase of $297.3 million, or 124%. The increase in total revenue for the three months ended June 30, 2023 was mainly attributable to the expansion of sales of our battery-based energy storage products and solutions by $295.6 million. The expansion of sales of our battery-based energy storage products and solutions was primarily driven by (i) higher volumes of Gen6 solutions in the Americas and EMEA regions and (ii) $1.8 million in price increases through change orders issued during the period in which the performance obligations were substantially satisfied in previous periods.

Total revenue was $1,545.0 million for the nine months ended June 30, 2023, compared to $756.6 million for the nine months ended June 30, 2022, representing an increase of $788.4 million, or 104%. The increase in total revenue for the nine months ended June 30, 2023 was mainly attributable to the expansion of sales of our battery-based energy storage products and solutions by $787.6 million partially offset by a decrease in augmentation services revenue of $4.5 million. The expansion of sales of our battery-based energy storage products and solutions was primarily driven by (i) increased volumes of Gen6 solutions across all regions, (ii) $26.1 million in price increases through change orders issued during the period in which the performance obligations were substantially satisfied in previous periods, and (iii) $10.9 million from consulting services provided to AES.

Costs of Goods and Services
Cost of goods and services was $514.5 million for the three months ended June 30, 2023, compared to $244.2 million for the three months ended June 30, 2022, representing an increase of $270.3 million, or 111%. The increase in cost of goods and services for the three months ended June 30, 2023 was primarily attributable to an expansion of volume of Gen6 solutions sold in the Americas and EMEA regions as discussed above. These increases were partially offset by the elimination of 2022 gains on derivative contracts of $10.8 million resulting from higher USD foreign exchange rates that did not recur in the current fiscal period.

Cost of goods and services were $1,480.3 million for the nine months ended June 30, 2023, compared to $829.7 million for the nine months ended June 30, 2022, representing an increase of $650.6 million, or 78%. The increase in cost of goods and services for the nine months ended June 30, 2023 were primarily attributable (i) to an expansion of volume of Gen6 solutions sold in all regions, (ii) an increase in warranty expense for the period of $11.9 million due mostly to a change in estimate, and (iii) period over period impact of derivative contracts driving $17.5 million higher costs comprised of $7.5 million in losses in the current period resulting from increases in USD foreign exchange rates and the elimination of $10.0 million in gains resulting from decreases in USD exchanges rates during the prior period. These were partially offset by (i) elimination of incremental costs due to the COVID-19 pandemic of $25.4 million that have not recurred in the current year, (ii) elimination of negative effects of the 2021 cargo loss incident of $9.0 million which did not recur in the current year, and (iii) settlement of contractual claims with our largest battery module vendor of $19.5 million in December 2022. The incremental costs due to COVID-19 pandemic of approximately $25.4 million included (a) approximately $7.0 million due to excess shipping costs primarily related to abnormally high shipping rates resulting from pandemic-related disruptions in the global supply chain and our distribution channels, (b) additional costs of approximately $4.0 million related to excess port and demurrage fees as a direct result of pandemic-related port disruptions and work shortages, and (c) approximately $14.4 million in incremental charges and excess costs incurred during the introduction of our newly launched Gen6 solutions due to disruptions in normal course quality assurance processes.
Gross Profit (Loss) and Gross Profit Margin
Gross profit was $21.8 million, and gross profit margin was 4.1%, for the three months ended June 30, 2023, compared to a gross loss of $(5.2) million, and a gross profit margin of (2.2)%, for the three months ended June 30, 2022. For the three months ended June 30, 2023, gross profit was primarily positively impacted by (i) newer Gen6 solutions projects executed at higher margins, (ii) approximately $1.8 million for price increase change orders issued during the period where the performance obligations were substantially satisfied in previous periods, which were partially offset by (i) $2.3 million of additional warranty expense during the period and (ii) $3.6 million of additional storage and warehousing fees incurred in the period. For the three months ended June 30, 2022, gross loss was primarily positively impacted by $10.0 million of gains on derivative contracts discussed above.

Gross profit was $64.7 million, and gross profit margin was 4.2%, for the nine months ended June 30, 2023, compared to a gross loss of $(73.1) million, and a gross profit margin of (9.7)%, for the nine months ended June 30, 2022. For the nine months ended June 30, 2023, gross profit was primarily positively impacted by (i) newer Gen6 solutions projects executed at higher margins, (ii) approximately $26.1 million for price increase change orders issued during the period in which the performance obligations were substantially satisfied in previous periods, (iii) $8.0 million from the consulting services provided to AES, and (iv) settlement of contractual claims with our largest battery module vendor of $19.5 million in December 2022. These positive effects were partially offset by (i) additional warranty expense during the period of $11.9 million and (ii) approximately $17.5 million of losses on foreign currency derivative contracts used predominantly to mitigate foreign exchange rate exposure on project costs. For the nine months ended June 30, 2022, gross loss was negatively impacted by incremental costs incurred due to COVID-19 pandemic of approximately $37.7 million and negative effects of the 2021 cargo loss incident of $9.0 million. The incremental costs due to COVID-19 pandemic included $25.4 million of incremental costs enumerated above under Costs of Goods and Services and approximately $13.6 million in incremental project charges principally related to liquidated damages under the terms of our customer contracts.

Research and Development Expenses
Research and development expense was $9.9 million for the three months ended June 30, 2023, compared to $18.1 million for the three months ended June 30, 2022, representing a decrease of $(8.2) million and (45)%. The decrease in research and development expense for the three months ended June 30, 2023 was primarily attributable to $7.2 million of software development costs capitalized in the current period as we have been investing in our technology products.

Research and development expense was $51.6 million for the nine months ended June 30, 2023, compared to $42.2 million for the nine months ended June 30, 2022, representing an increase of $9.4 million and 22%. The increase in research and development expense for the nine months ended June 30, 2023 was primarily attributable to $14.6 million in increased salaries and personnel-related costs in the current period due to higher headcount to support our growth as we have been investing heavily in our human capital, technology, products, and solutions, partially offset by $7.2 million of software development spend capitalized as discussed above.
Sales and Marketing Expenses
Sales and marketing expense was $10.1 million for the three months ended June 30, 2023, compared to $8.4 million for the three months ended June 30, 2022, representing an increase of $1.7 million and 20%. The increase in sales and marketing expense for the three months ended June 30, 2023 is primarily related to $1.7 million increase in stock-based compensation expense arising out of the mark-to-market fair value adjustment to our liability classified awards that occurred during the prior year quarter.

Sales and marketing expense was $29.3 million for the nine months ended June 30, 2023, compared to $27.6 million for the nine months ended June 30, 2022, representing an increase of $1.7 million and 6%. The increase in the sales and marketing expense for the nine months ended June 30, 2023 is primarily related to an increase in personnel-related expenses of $3.1 million due to an increase in headcount. This was partially offset by a reduction of stock-based compensation expense of $1.7 million.
General and Administrative Expenses
General and administrative expense was $38.1 million for the three months ended June 30, 2023, compared to $27.3 million for the three months ended June 30, 2022, representing an increase of $10.8 million and 40%. The increase in general and administrative expense for the nine months ended June 30, 2023 was primarily attributable to (i) an increase in personnel-related expenses of $6.4 million due to an increase in headcount and (ii) management consulting fees of $0.8.

General and administrative expense was $101.2 million for the nine months ended June 30, 2023, compared to $83.8 million for the nine months ended June 30, 2022, representing an increase of $17.4 million and 21%%. The increase in general and administrative expense for the nine months ended June 30, 2023 was primarily attributable to (i) an increase in personnel-related expenses of $16.4 million due to higher headcount, and (ii) management consulting fees of $10.9 million related to organizational change. This increase was partially offset by a reduction of stock-based compensation expense of $6.9 million. Stock-based compensation expense was higher in the nine months ended June 30, 2022 due to previously unrecognized stock-based compensation expense being recognized due to achievement of the performance condition being met upon the IPO.

Depreciation and Amortization
Depreciation and amortization was $2.3 million for the three months ended June 30, 2023, compared to $2.0 million for the three months ended June 30, 2022, representing an increase of $0.3 million and 15%. The increase in depreciation and amortization for the three months ended June 30, 2023 was attributable to an increase in depreciation of $0.3 million resulting from fixed assets acquired.

Depreciation and amortization was $7.4 million for the nine months ended June 30, 2023, compared to $4.9 million for the nine months ended June 30, 2022, representing an increase of $2.5 million and 50%. The increase in depreciation and amortization for the nine months ended June 30, 2023 was attributable to (i) an increase in depreciation of $1.6 million resulting from fixed assets acquired, and (ii) an increase in amortization of $1.1 million related to intangible assets acquired in April 2022. This was partially offset by a $0.2 million decrease in other intangible assets’ amortization.
Interest Expense
Interest expense was $1.5 million for the three months ended June 30, 2023, compared to $0.6 million for the three months ended June 30, 2022, representing an increase of $0.9 million and 164%. The increase in interest expense for the three months ended June 30, 2023 was attributable to $0.9 million of interest expense on borrowing against a customer receivable.
Interest expense was $3.5 million for the nine months ended June 30, 2023, compared to $1.9 million for the nine months ended June 30, 2022, representing an increase of $1.5 million and 79%. The increase in interest expense for the nine months ended June 30, 2023 was primarily attributable to $1.3 million of interest expense on a borrowing against a customer receivable.
Other Income (Expense), Net
Other income (expense), net was $3.8 million for the three months ended June 30, 2023, compared to other income (expense), net of $(0.2) million for the three months ended June 30, 2022, representing an increase of $4.0 million. The increase in other income, net for the three months ended June 30, 2023 was largely attributable to (i) an increase in favorable foreign currency exchange adjustments for monetary assets and liabilities compared to the prior year of $1.6 million and (ii) an increase in interest income of $2.4 million. The increase in interest income is attributable to higher interest rates of $1.1 million on cash deposits and income on note receivable balances of $1.3 million with our largest customer in the Philippines.

Other income, net was $16.6 million for the nine months ended June 30, 2023, compared to other income, net of $0.1 million for the nine months ended June 30, 2022, representing an increase of $16.5 million. The increase in other income, net for the nine months ended June 30, 2023 was primarily attributable to (i) favorable foreign currency exchange adjustments for monetary assets and liabilities of $8.4 million, (ii) increase in interest income of $4.4 million due to higher interest rates on cash deposits and (iii) increase in interest income of $2.3 million on note receivable balances with our largest customer in the Philippines.
Income Tax Expense
Income tax expense (benefit) was $(1.3) million for the three months ended June 30, 2023 and $(1.0) million for the three months ended June 30, 2022, representing an increase of $0.3 million and 35%. The effective income tax rate was 3.6% and 1.6% for the three months ended June 30, 2023 and 2022, respectively. The increase in income tax benefit and change in effective tax rate were primarily due to a change in the mix of pre-tax loss across foreign jurisdictions as well as a decrease in global pre-tax loss.
Income tax expense (benefit) was $(2.1) million for the nine months ended June 30, 2023 and $(0.5) million for the nine months ended June 30, 2022, representing an increase of $1.6 million and 318% . The effective income tax rate was 1.8% and 0.2% for the nine months ended June 30, 2023 and 2022, respectively. The increase in income tax benefit and change in effective tax rate was primarily due to a change in the mix of pre-tax loss across foreign jurisdictions, a decrease in global pre-tax loss, changes in valuation allowances, and foreign exchange gains and losses.
Net Loss
Net loss was $(35.0) million for the three months ended June 30, 2023, compared to $(60.8) million for the three months ended June 30, 2022, representing a decrease of $25.8 million and (42)%. The decrease in net loss for the three months ended June 30, 2023 is primarily attributable to an increase in gross profit, increase in other income, net, and a decrease in research and development expenses as described above. These decreases were partially offset by increases in sales and marketing and general and administrative expenses as described above.

Net loss was $(109.6) million for the nine months ended June 30, 2023, compared to $(233.0) million for the nine months ended June 30, 2022, representing a decrease of $123.4 million and (53)%. The decrease in net loss for the nine months ended June 30, 2023 is primarily attributable to increase in gross profit and increase in other income, net as described above, partially offset by increases in research and development, and general and administrative expenses as described above.
Liquidity and Capital Resources
Since inception and through June 30, 2023, our principal sources of liquidity were the proceeds from our IPO, our cash and cash equivalents, short-term borrowings, borrowings available under the Revolver, capital contributions from AES Grid Stability and Siemens Industry, and proceeds from the QFH investment. We believe the proceeds received from our IPO, cash flows from operations, along with short-term borrowing and borrowings available under the Revolver will be sufficient to meet our expense and capital requirements for at least the next twelve months following the filing of this Report.

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
We have provided certain of our suppliers with access to a supply chain financing program through a third-party financing institution (the “SCF Bank”). This program allows us to seek extended payment terms with our suppliers and allows our suppliers to monetize their receivables prior to the payment due date, subject to a discount. Once a supplier elects to participate in the program and reaches an agreement with the SCF Bank, the supplier elects which individual invoices to sell to the SCF Bank. We then pay the SCF Bank on the invoice due date. We have no economic interest in a supplier’s decision to sell a receivable to the SCF Bank. The agreements between our suppliers and the SCF Bank are solely at their discretion and are negotiated directly between them. Our suppliers’ ability to continue using such agreements is primarily dependent upon the strength of our financial condition and guarantees issued by AES and Siemens. As of June 30, 2023, AES and Siemens issued guarantees of $50.0 million each, for a total of $100.0 million, to SCF Bank on our behalf.
As of June 30, 2023, three suppliers were actively participating in the supply chain financing program, and we had $17.3 million of payables outstanding subject to the program. All outstanding payments owed under the program are recorded within “Accounts payable” on the condensed consolidated balance sheets.
Revolving Credit Facility
On November 1, 2021, we entered into the Credit Agreement, by and among Fluence Energy, LLC, as the borrower, Fluence Energy, Inc., as a parent guarantor, the subsidiary guarantors party thereto, the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent and collateral agent. The Revolver is secured by a (i) first priority pledge of the equity securities of Fluence Energy, LLC and its subsidiaries and (ii) first priority security interests in, and mortgages on, substantially all tangible and intangible personal property and material fee-owned real property of Fluence Energy, LLC, the parent guarantor and each subsidiary guarantor party thereto, in each case, subject to customary exceptions and limitations. The initial aggregate amount of commitments was $190.0 million from the lenders party thereto including JP Morgan Chase Bank, N.A., Morgan Stanley Senior Funding, Inc., Bank of America, N.A., Barclays Bank PLC, and five other banks. On June 30, 2022, the Company increased the revolving commitment available under the Revolver by $10.0 million to an aggregate of $200.0 million and added UBS AG, Stamford Branch as an additional lender under the Revolver. As of June 30, 2023, the aggregate amount of commitments is $200.0 million from the lenders party including JP Morgan Chase Bank, N.A., Morgan Stanley Senior Funding, Inc., Bank of America, N.A., Barclays Bank PLC, and six other banks. The maturity date of the Revolver is November 1, 2025. On May 19, 2023, the Credit Agreement was amended to replace Adjusted LIBOR with Adjusted Term SOFR as the applicable benchmark interest rate with respect to certain classes of loans. The Company elected the optional practical expedient as it relates to our Revolver as the amendment does not modify terms that change or have the potential to change, the amount and timing of cash flows unrelated to the replacement of LIBOR.

The Revolver bears interest at (i) with respect to Term Benchmark Loans (as defined in the Credit Agreement), the Adjusted Term SOFR Rate, the Adjusted EURIBOR Rate or the AUD Rate (each as defined in the Credit Agreement), as applicable, plus 3.0%, (ii) with respect to ABR Loans (as defined in the Credit Agreement) the Alternate Base Rate (as defined in the Credit Agreement) plus 2.0%, or (iii) with respect to RFR Loans (as defined in the Credit Agreement), the applicable Daily Simply RFR (as defined in the Credit Agreement) plus 3.1193%, in each instance subject to customary benchmark replacement provisions including, but not limited to, alternative benchmark rates, customary spread adjustments with respect to borrowings in foreign currency and benchmark replacement conforming changes. Fluence Energy, LLC is required to pay to the lenders a commitment fee of 0.55% per annum on the average daily unused portion of the revolving commitments through maturity, which will be the four-year anniversary of the closing date of the Revolver. The Revolver also provides for up to $200.0 million in letter of credit issuances, which will require customary issuance and administration fees, as well as a fronting fee payable to each issuer thereof and a letter of credit participation fee of 2.75% per annum payable to the lenders.
The Credit Agreement contains customary covenants for these types of financing, including, but not limited to, covenants that restrict our ability to incur additional indebtedness; incur liens; sell, transfer, or dispose of property and assets; make investments or acquisitions; make dividends, distributions, or other restricted payments; and engage in affiliate transactions. The terms of the Credit Agreement limit our ability to make certain payments, including dividends and distributions on Fluence Energy, LLC’s equity, Fluence Energy, Inc.’s equity and other restricted payments. Under the terms of the Credit Agreement, Fluence Energy, LLC and its subsidiaries are currently limited in their ability to pay cash dividends to, lend to, or make other investments in Fluence Energy, Inc., subject to certain exceptions, including among others (i) the ability to make investments of up to the greater of (a) $10,500,000 and (b) 1.5% of the consolidated assets of Fluence Energy, Inc. and its subsidiaries, and (ii) the ability to issue dividends and make other Restricted Payments (as defined in the Credit Agreement) (a) if after giving pro forma effect to such dividend or other Restricted Payment the Total Liquidity (as defined in the Credit Agreement) of Fluence Energy, Inc. and its subsidiaries party to the Credit Agreement is at least $600,000,000, or (b) such dividend or other Restricted Payment is made to reimburse Fluence Energy, Inc. for certain tax distributions under the Third Amended and Restated Limited Liability Company Agreement of Fluence Energy, LLC (the “LLC Agreement”) and certain payments under the Tax Receivable Agreement and certain operational expenses incurred in connection with the ownership and management of Fluence Energy, LLC. In addition, we are required to maintain (i) minimum liquidity and gross revenue requirements, in each case, until consolidated EBITDA reaches $150.0 million for the most recent four fiscal quarters and we make an election, and (ii) thereafter, a maximum total leverage ratio and a minimum interest coverage ratio. Such covenants will be tested on a quarterly basis. As of June 30, 2023, we were in compliance with all such covenants or maintained availability above such covenant triggers.
As of June 30, 2023, we had no borrowings under the Revolver and availability under the facility of $165.3 million, net of letters of credit issued of $34.7 million.
Borrowings Against Note Receivable - Pledged as Collateral
In December 2022, we transferred $24.3 million in customer receivables to Standard Charter Bank (“SCB”) in the Philippines for proceeds of $21.1 million. The receivables all related to our largest customer in that country. The underlying receivables transferred were previously aggregated into a long term note, with interest, and has a maturity date of September 30, 2024 and was previously classified under “Other non-current assets” on our condensed consolidated balance sheet. In April 2023, we aggregated into an additional long term note and transferred an additional $30.9 million in receivables with the same customer to SCB for proceeds of $27.0 million. The arrangement followed similar terms as the earlier round and has a maturity date of December 27, 2024. These transactions are treated as secured borrowings as we did not transfer the entire note receivables due from the customer to SCB. We continue to receive quarterly interest income from the customer, while SCB is responsible for collecting payments on the principal balances which represent the initial receivable balances from the customer. We have no other continuing involvement or exposure related to the underlying receivables. We will record aggregate interest expense of $3.2 million to SCB over the 24 month period from September 30, 2022 until the first note receivable is fully due from the customer. We will record aggregate interest expense of $3.9 million to SCB over the 21 month period from April 1, 2023 until the second note receivable is fully due from the customer.
Historical Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities for the periods presented.

	Nine Months Ended June 30,		Change	Change %
($ in thousands)	2023	2022
Net cash used in operating activities	$(160,487)	$(60,943)	$(99,544)	(163.3)%
Net cash provided by (used in) investing activities	$97,500	$(33,014)	$130,514	(395.3)%
Net cash provided by (used in) financing activities	$52,588	$815,460	$(762,872)	(93.6)%

Net cash flows used in operating activities of $160.5 million for the nine months ended June 30, 2023, were due to a net loss of $109.6 million, compounded by change in operating assets and liabilities of $69.6 million and offset by adjustments to reconcile to cash of $18.7 million, which primarily consists of stock-based compensation expense of $21.4 million. Net cash flows used in operating activities of $60.9 million for the nine months ended June 30, 2022, were due to net loss of $232.9 million, offset by change in operating assets and liabilities of $115.9 million, and further offset by adjustments to reconcile to cash of $56.1 million, which primarily consists of stock-based compensation expense of $35.0 million and provision for inventory reserves of $13.3 million. The inventory provision for the nine months ended June 30, 2022 was primarily due to the 2021 cargo loss incident. The decrease in net loss of $123.4 million for the nine months ended June 30, 2023, compared to nine months ended June 30, 2022 is primarily attributable to increase in gross profit and increase in other income, net as described above in results of operations, partially offset by increases in research and development, and general and administrative expenses as described above in results of operations. The change in operating assets and liabilities had resulted in a reduction of $185.5 million in cash flows period over period, primarily due to a decrease in our accounts payable balances, as payments were made during the current period to our suppliers for previously purchased inventory. We had built up inventory during the first two quarters of the fiscal year as a risk mitigation strategy to provide the Company with supply chain assurance. The inventory build in the first two quarters of the fiscal year was partially funded by customer advances and milestone payments.
Net cash flows provided by investing activities were $97.5 million for the nine months ended June 30, 2023, which included $1.9 million purchases of property and equipment, capital expenditures on internal-use software and software to be sold of $7.3 million and $5.0 million investment in joint venture offset by proceeds from short term investments of $111.7 million. Net cash flows used in investing activities were $33.0 million for the nine months ended June 30, 2022, due primarily to payments for acquisition of businesses of $29.2 million.
Net cash flows provided by financing activities were approximately $52.6 million for the nine months ended June 30, 2023. The net cash flows provided by financing activities were primarily related to $48.2 million of proceeds from borrowings against notes receivable and $6.0 million of proceeds from the exercise of stock options, offset by $1.6 million related to repurchase of Class A common stock placed in treasury. Net cash flows provided by financing activities were $815.5 million for the nine months ended June 30, 2022, which included $935.8 million net proceeds from issuance of Class A common stock sold in the IPO, net of underwriting discounts and offering expenses, offset by $7.1 million for payments of IPO-related costs, the repayment of $100.0 million short term borrowings from the Line of Credit and the Promissory Notes, a $6.3 million payment of transaction costs related to issuance of membership units, $5.0 million related to repurchase of Class A common stock placed in treasury and $3.1 million payments of debt issuance costs related to the Revolver.
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

As a result of the tax basis adjustment of the assets of Fluence Energy, LLC and its subsidiaries upon the Redemption and our possible utilization of certain tax attributes, the payments that we may make under the Tax Receivable Agreement will be substantial. The Redemption will result in future tax savings of $96.5 million. Siemens will be entitled to receive payments under the Tax Receivable Agreement equaling 85% of such amount, or $82.0 million; assuming, among other factors, (i) we will have sufficient taxable income to fully utilize the tax benefits; (ii) Fluence Energy, LLC is able to fully depreciate or amortize its assets; and (iii) no material changes in applicable tax law. The payments under the Tax Receivable Agreement are not conditioned upon continued ownership of us by the Founders. Although the timing and extent of future payments could vary significantly under the Tax Receivable Agreement, we anticipate funding payments from the Tax Receivable Agreement from cash flow from operations of our subsidiaries, available cash or available borrowings under any future debt agreements.

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
Commitments, Contingent Obligations and Off-Balance Sheet Arrangements

As of June 30, 2023, the Company had outstanding bank guarantees, parent guarantees and surety bonds issued as performance security arrangements for several customer projects. The Company has certain battery purchase obligations under a master supply agreement with a supplier. We are also party to both assurance and service-type warranties for various lengths of time. See Note 11 - Commitments and Contingencies to our condensed consolidated financial statements included elsewhere in this Report for more information regarding our contingent obligations, including off-balance sheet arrangements, and legal contingencies.

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
During the nine months ended June 30, 2023, there was a change in our warranty liability estimation method - Refer to Note 11 - Commitments and Contingencies. Other than this change in estimate, there were no other significant changes in application of our critical accounting policies or estimation procedures from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our 2022 Annual Report and the notes to the audited consolidated financial statements appearing elsewhere in the 2022 Annual Report.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023, the end of the period covered by this Report. Based upon that evaluation, and as a result of the material weaknesses described below, management concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level.
Material Weaknesses and Remediation Measures
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.
As of June 30, 2023, a material weakness in the internal control over revenue recognition and related inventory has not been fully remediated. The Company did not sufficiently design and implement controls related to revenue recognition and associated processes, including in-transit and delivered equipment and liquidated damages.
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
Changes in Internal Control over Financial Reporting
We are taking actions to remediate the material weakness relating to our internal control over financial reporting. Other than the changes to our internal control over financial reporting described in “Material Weaknesses and Remediation Measures” above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors

There have been no material changes with respect to our risk factors previously disclosed in our 2022 Annual Report, other than as set forth below. You should carefully consider the risks described in Item 1A. "Risk Factors" of our 2022 Annual Report, and all of the other information included in this Report, before making an investment decision. Our business, financial condition and results of operations could be materially and adversely affected by any of these risks or uncertainties.

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

In August 2022, the United States passed the Inflation Reduction Act of 2022 (the “IRA”), which includes a number of government incentives that support the adoption of energy storage products and services and are anticipated to benefit the Company and its operations. The impact of the IRA and its accompanying guidance to our operations cannot be known with certainty and we may not recognize the benefits we anticipate. We are continuing to evaluate the potential overall impact and applicability of the IRA on our business and operations. To the extent that any changes resulting from the IRA are less beneficial than anticipated or have a negative impact on us or our business, these changes may materially and adversely impact our business, financial condition, and results of operations.

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

We offer standard limited assurance type product warranties, as well as extended service type warranties. Our limited warranties cover defects in materials and workmanship of our products for normal use and service conditions typically between one and five years following commercial operation date or substantial completion depending on the contract. As a result, we bear the risk of warranty claims long after we have sold the product and recognized revenue. Our estimated costs of warranty for previously sold products may change to the extent future products may not be compatible with earlier generation products under warranty. Furthermore, as we are in a rapidly evolving industry, there is higher degree of uncertainty regarding estimated warranty costs due to limited data. We lack sufficient operating history to fully confirm how our product will perform over the estimated warranty period and the estimated reserve may have material changes. In addition, under real world operating conditions, which may vary by location and design, as well as environmental conditions, our product may perform in a different way than under standard test conditions or other failure data sets. We depend significantly on our reputation for reliability and high-quality products and services, exceptional customer service and our brand name to attract new customers and grow our business. If our products and services do not perform as anticipated or we experience unexpected reliability problems or widespread product failures, our brand and market reputation could be significantly impaired and we may lose, or be unable to gain or retain, customers which could impact our business and results of operations

Because of the limited operating history of our products, we have been required to make assumptions and apply judgments, including the durability and reliability of our products, performance over the estimated warranty period and our anticipated rate of warranty claims. Our assumptions could prove to be materially different from the actual performance of our products, causing us to incur substantial expense to repair or replace defective products in the future. An increase in our estimates of future warranty obligations due to product failure rates, field service obligations and rework costs incurred in correcting product failures could cause us to increase the amount of warranty obligations and may adversely impact on our results of operations. If our warranty reserves are inadequate to cover future warranty claims on our energy storage products, our financial condition and results of operations will be adversely affected. Warranty reserves include our management’s best estimates of the projected costs to repair or to replace items under warranty, which is based on estimated failure rates. Such estimates are inherently uncertain and changes to our historical or projected experience, especially with respect to Energy products which are still in development and which we expect to produce at significantly greater volumes than our past products, may cause material changes to our warranty reserves in the future.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

None.

Director and Officer Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2023, the following directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated “Rule 10b5-1 trading arrangements” and/or “non-Rule 10b5-1 trading arrangements” (each as defined in Item 408 of Regulation S-K).

On June 9, 2023, Manavendra Sial, the Company’s Senior Vice President and Chief Financial Officer, adopted a Rule 10b5-1 sales plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) (the “Sial Plan”). The Sial Plan provides for the potential sale of an aggregate of 21,750 share of Class A common stock (three sales of 7,250 shares) to cover estimated tax obligations upon each of the three annual vesting dates of Mr. Sial’s previously granted initial equity award). The Sial Plan terminates on the earlier of (i) October 1, 2025, or (ii) such date the Sial Plan is otherwise terminated according to its terms.

On June 14, 2023, Rebecca Boll, the Company’s Senior Vice President and Chief Product Officer, adopted a Rule 10b5-1 sales plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) (the “Boll Plan”). The Boll Plan provides for (i) the potential exercise of vested stock options and the associated sale of up to an aggregate of 75,000 shares of Class A common stock and (ii) the potential sale of up to 28,917 shares of Class A common stock. The Boll Plan terminates on the earlier of (i) September 2, 2024, or (ii) such date the Boll Plan is otherwise terminated according to its terms.

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
10.1*
Amendment No. 2, dated May 19, 2023, to Revolving Credit Agreement, dated November 1, 2021, by and among Fluence Energy, LLC, as the borrower, Fluence Energy, Inc., as a parent guarantor, the subsidiary guarantors party thereto, the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent and collateral agent

10.2*
Amendment No. 3, dated August 8, 2023, to Revolving Credit Agreement, dated November 1, 2021, by and among Fluence Energy, LLC, as the borrower, Fluence Energy, Inc., as a parent guarantor, the subsidiary guarantors party thereto, the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent and collateral agent

31.1*
Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Fluence Energy, Inc.

Date: August 10, 2023	By:	/s/ Julian Nebreda
Julian Nebreda Chief Executive Officer and President (Principal Executive Officer)

Date: August 10, 2023	By:	/s/ Manavendra Sial
Manavendra Sial Chief Financial Officer and Senior Vice President (Principal Financial Officer)