Form 10-K
period 2023-09-30
Fluence Energy, Inc.
filed 2023-11-29
CIK 1868941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2023
OR

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based upon the closing sale price of a share of the registrant’s Class A common stock on March 31, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the NASDAQ stock market, was $795.0 million. Shares of the registrant’s Class A common stock held by each executive officer, director, and each other person who may be deemed to be an affiliate of the registrant, have been excluded from this computation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of November 20, 2023, the registrant had 119,307,705 shares of Class A common stock outstanding and 58,586,695 shares of Class B-1 common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant’s Definitive Proxy Statement relating to the 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended September 30, 2023.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Certain statements in this Annual Report on Form 10-K for the fiscal year ended September 30, 2023 (this “Annual Report”), excluding historical information, contain or may contain forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements regarding our future results of operations and financial position, financial and operational performance, growth and business strategy, future revenue recognition and estimated revenues, future capital expenditures and debt service obligations, projected costs, prospects, plans, and objectives of management for future operations, including, among others, statements regarding expected growth and demand for our energy storage products and services, relationships with new and existing suppliers, introduction of new products, services, and digital application offerings and adoption of such offerings by customers and potential impact from the Inflation Reduction Act of 2022 or any other proposed legislation, are forward-looking statements. In some cases, you may identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “seeks,” “intends,” “targets,” “projects,” “contemplates,” “grows,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
These forward-looking statements are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described under the headings Part I, Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Many of the important factors that will determine these results are beyond our ability to control or predict. Accordingly, you should not place undue reliance on any such forward-looking statements. We qualify all forward-looking statements contained in this Annual Report by these cautionary statements. Any forward-looking statement speaks only as of the date on which it is made, and, except as otherwise required by law, we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Additionally, our discussion of environmental, social and governance (“ESG”) assessments, goals and relevant issues herein are informed by various ESG standards and frameworks (including standards for the measurement of underlying data) and the interests of various stakeholders. Any references to “materiality” in the context of such discussions and any related assessment of ESG “materiality” may differ from the definition of “materiality” under the federal securities laws for SEC reporting purposes. Furthermore, much of this information is subject to assumptions, estimates, methodologies, or third-party information that is still evolving and subject to change. While these are based on expectations and assumptions believed to be reasonable at the time of preparation, they should not be considered guarantees. If our approaches to such matters are perceived to fall out of step with common or best practice, we may be subject to additional scrutiny, criticism, regulatory and investor engagement or litigation, any of which may adversely impact our business, financial condition, or results of operations. Similarly, we cannot guarantee strict adherence to standard recommendations, and our disclosures based on any standards may change due to revisions in framework or legal requirements, availability of information, changes in our business or applicable government policies, or other factors, some of which may be beyond our control. Separately, the standards and performance metrics used, and the expectations and assumptions they are based on, have not, unless otherwise expressly specified, been verified by us or any third party.

PART I
ITEM 1. BUSINESS
Inception and Organization
Fluence Energy, Inc., a Delaware corporation (the “Company”), was formed on June 21, 2021. We conduct our business operations through Fluence Energy, LLC and its direct and indirect subsidiaries. Fluence Energy, LLC was formed on June 30, 2017 as a joint venture between Siemens Industry, Inc. (“Siemens Industry”), an indirect subsidiary of Siemens AG (“Siemens”), and AES Grid Stability, LLC (“AES Grid Stability”), an indirect subsidiary of the AES Corporation (“AES”), and commenced operations on January 1, 2018. We refer to Siemens Industry and AES Grid Stability as the “Founders” in this Annual Report. As the sole managing member of Fluence Energy, LLC, Fluence Energy, Inc. operates and controls all the business and affairs of Fluence Energy, LLC and its direct and indirect subsidiaries. As a result, Fluence Energy, Inc. consolidates Fluence Energy, LLC and records a non-controlling interest in its consolidated financial statements for the economic interest in Fluence Energy, LLC held by the Founders.
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
Overview
Fluence is a leading global provider of energy storage products and solutions, services, and optimization software for renewables and storage. With a presence in over 47 markets globally, Fluence provides an ecosystem of offerings to drive the clean energy transition, including modular, scalable energy storage products and solutions, comprehensive service offerings, and the Fluence IQ Platform, which delivers artificial intelligence enabled software-as-a-service (“SaaS”) products, including Fluence Nispera and Fluence Mosaic, for managing and optimizing renewables and storage from any provider. Our service offerings include delivery services and recurring operational services, as well as financing structuring services, such as energy-storage-as-a-service.
As of September 30, 2023, we had 3.0 gigawatts (“GW”) of energy storage assets deployed and 4.6 GW of contracted backlog across 33 markets in 25 countries with a gross global pipeline of 50.3 GW. As of September 30, 2023, our global operational and maintenance (“O&M”) services team was providing services for 2.8 GW of energy storage assets, with a further 2.9 GW of contracted backlog. As of September 30, 2023, we had an aggregate of 15.5 GW of renewable energy assets using Fluence IQ Platform and 6.8 GW of contracted backlog related to renewable and energy storage assets. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Metrics” for additional information regarding our deployed assets, contracted backlog, and pipeline.
Historical Background
Initial Public Offering and Related Transactions
On November 1, 2021, the Company completed its initial public offering (the “IPO”) in which it issued and sold 35,650,000 shares of its Class A common stock, par value $0.00001 per share (“Class A common stock”), at the public offering price of $28.00 per share. The net proceeds to the Company from the IPO were $935.8 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company. In connection with the IPO and related transactions consummated in connection therewith, we (i) recapitalized all existing ownership interests in Fluence Energy, LLC into 135,666,665 limited liability interests (“LLC Interests”) and appointed Fluence Energy, Inc. as the sole managing member of Fluence Energy, LLC upon its acquisition of LLC Interests; (ii) issued to Qatar Holding, LLC (“QHL”), an affiliate of the Qatar Investment Authority, the sovereign wealth fund of Qatar (“QIA”), 18,493,275 shares of our Class A common stock as consideration in a series of mergers; (iii) issued 117,173,390 shares of our Class B-1 common stock, par value $0.00001 per share (“Class B-1 common stock”) to the Founders, which was equal to the number of LLC Interests held by the Founders prior to the IPO, for nominal consideration; and (iv) used the net proceeds from the IPO to purchase 35,650,000 newly issued LLC Interests directly from Fluence Energy, LLC. For purposes of this Annual Report, “Continuing Equity Owners” shall refer to the Founders and QHL.
Siemens Industry Redemption
On June 30, 2022, Siemens Industry exercised its redemption right pursuant to the terms of the Third Amended and Restated Limited Liability Company Agreement of Fluence Energy, LLC (the “LLC Agreement”) with respect to its entire holding of 58,586,695 LLC Interests of Fluence Energy, LLC, together with the corresponding cancellation of an equivalent number of shares of Class B-1 common stock (the “Siemens Redemption”). The Company elected to settle the Siemens Redemption through the issuance of 58,586,695 shares of the Company’s Class A common stock.

As of September 30, 2023:
•AES Grid Stability owns (1) 58,586,695 LLC Interests, representing approximately 33.0% of the economic interest in Fluence Energy, LLC and (2) 58,586,695 shares of Class B-1 common stock of Fluence Energy, Inc., representing approximately 71.1% of the combined voting power of all of Fluence Energy, Inc.’s common stock;
•Siemens beneficially owns 58,586,695 shares of Class A common stock of Fluence Energy, Inc., representing approximately 14.2% of the combined voting power of all of Fluence Energy, Inc.’s common stock and approximately 49.3% of the economic interest in Fluence Energy, Inc.; and
•QHL owns 18,493,275 shares of Class A common stock of Fluence Energy, Inc., representing approximately 4.5% of the combined voting power of all of Fluence Energy, Inc.’s common stock and approximately 15.6% of the economic interest in Fluence Energy, Inc.
Our Industry and Market Opportunity
Climate change is an existential threat and there is currently an ongoing systemic global transition away from fossil fuels towards sustainable energy systems. A major challenge that is threatening the rapid transition to a green economy is the lack of grid flexibility across the globe. Substantial portions of renewable generation, unlike fossil fuel generation, is intermittent and can only be used in favorable wind and solar conditions. Energy storage is therefore critical in unlocking the world’s clean energy transition by enabling large-scale adoption of 24/7 renewable energy while providing the resilience and reliability required of energy infrastructure.

Energy storage is essential for building flexibility into power systems in a variety of ways including for energy shifting, as a peaking asset, for system stability, and for increasing grid utilization. According to the BloombergNEF 2H 2023 Energy Storage Market Outlook, annual front-of-the-meter additions (excluding projected utility-scale deployments in China) are on track to hit approximately 158 GWh by 2030.
Additionally, SaaS products for renewables and storage are critical for helping asset owners and managers navigate increasing market complexities. As portfolios of renewable and storage assets quickly scale across the globe, asset owners and managers will require SaaS products that optimize the performance of those assets to maximize their revenues and lower their overall cost of ownership.
A significant emerging market opportunity is utilizing storage-as-a-transmission asset (SATA). We believe the world’s operators of transmission and distribution networks face a once-in-an-industry challenge as the rapid growth of distributed resources and renewable generation increase intermittency and congestion and weaken system stability. These operators must maintain complete power system reliability even as generation technologies, power flows, and operational procedures undergo fundamental change. We expect the need for SATA to grow rapidly, as the massive expansion of renewable energy sources will increase grid congestion and consequently require more grid reinforcement and relief interventions. As the energy transition accelerates, energy production and consumption are becoming increasingly imbalanced. Grid expansion is necessary to transport energy generated in decentralized locations over sometimes long distances. At the same time, the traditional grid expansion must be supplemented by energy storage solutions deployed as a transmission asset to overcome the challenges for the transmission grid.
Governments across the globe have announced and implemented various policies, regulation, and legislation to support the transition from fossil fuels to low-carbon forms of energy including through the development and deployment of energy storage. For example, in August 2022, the United States passed the Inflation Reduction Act of 2022 (the “IRA”), which includes a number of government incentives that support the adoption of energy storage products and solutions and services which are anticipated to benefit the Company and its operations. Such government policies and programs are becoming increasingly instrumental in stimulating adoption of energy storage solutions across different markets through a variety of methods, including by providing financial support, facilitating grid integration, supporting research and development, and establishing favorable regulatory regimes. Refer to the “Government Regulation and Compliance” section below for further discussion.
Energy Storage Market Opportunity
The energy storage market is comprised of three elements:
•Energy storage products and solutions— the components (including batteries), professional services, and labor required to manufacture, assemble, and install battery storage systems. The energy storage products and solutions market is driven by the deployment of new energy storage products and solutions globally, and its addressable market is comprised of the annual spend associated with the manufacturing, delivery, and installation of new energy storage products and solutions. According to the 2H 2023 Energy Storage Market Outlook published by BloombergNEF in October 2023, energy storage market is growing at a 27% compound annual growth rate to 2030, with annual additions reaching 110 GW/ 372 GWh or 2.6 times expected 2023 gigawatt installations. As of October 2023, the long-duration energy storage commissioned capacity worldwide was 1.4 GW / 8.2 GWh. We believe most forecasts for the energy storage sector, including BloombergNEF’s, understate the size and market opportunity as forecasts generally only account for spend associated with the physical energy storage asset and do not account for the associated services and digital applications spend.
•Services — recurring operational and maintenance services that energy storage products and solutions require and asset management services that are provided by third parties when asset owners outsource the operations of their systems. The services market is driven by the growth in installed energy storage products and solutions globally, and its addressable market is comprised of the recurring annual service spend across the entire fleet of energy storage projects, which is continuing to grow through new installations.
•Digital applications and software — controls systems and cloud-based software that help asset owners optimize the performance of their systems and portfolios, including asset performance management (APM) software and intelligent bidding software for asset trading. Cloud-based software applications can be deployed on both energy storage assets and renewable and conventional generation assets. The digital applications and solutions sector is driven by the growth in installed energy storage products and solutions and renewable and conventional generation assets, and its addressable market is comprised of the total global installed fleet of energy storage products and solutions and renewable and conventional generation assets. The digital applications and software economic model is primarily structured as (i) $/kilowatt (“kW”) recurring fixed fees, and in some cases (ii) $/kW performance-based incentive fees both calculated based on the GWs of storage and generation assets on which digital applications and software service offerings are deployed. We believe there is an opportunity to not only deploy digital applications and software solutions on individual assets but also across entire energy storage fleets and portfolios of generation assets to improve their collective performance and economic output, and to reduce the overall carbon footprint of the electric grid by optimizing the interactions between different asset types.
We believe there are multiple factors driving continued growth in the energy storage sector, including, but not limited to:
•The accelerating transition from fossil to renewable generation is expected to require significant increases in energy storage capacity to both offset potential grid instability caused by intermittent renewable resources and enable the use of power from renewable generation assets at times when the natural resource is unavailable. Energy storage will be essential in managing variations in renewable electricity output.
•Growing capacity constraints on existing power grids that were not designed to support distributed and renewable generation infrastructure or technologies, such as electric vehicles, are positioning energy storage assets as a key solution.
•Environmental responsibility has become a priority for companies and investors, with over 400 member companies having pledged to source 100% of their energy from renewables as part of the RE100, a global corporate renewable energy initiative.
•Governments across the globe have announced legislation, policies, and initiatives to support the transition from fossil fuels to low-carbon forms of energy and to support specifically energy storage deployment and development, including the United States through the passage of the IRA.
Our Products and Services
Our offerings include energy storage products and solutions, delivery services, recurring operational services and digital applications and solutions for energy storage and other power assets. We may refer to our energy storage products as “energy storage solutions” and use this term interchangeably as it is more reflective of the full offering available and provided to our customers. We have repeatedly pioneered new use cases for grid-scale energy storage. Some of the uses we have supported include frequency regulation, generation enhancement, capacity peak power, energy cost control, microgrids/islands, renewable integration, virtual dams, transmission and distribution (T&D) enhancement, and critical power.
Energy Storage Products and Solutions
We sell highly configurable energy storage products and solutions with integrated hardware, software, and digital intelligence. We currently offer five energy storage products and solutions built on our common storage platform, which are optimized for common customer use cases but can be configured for specific customer needs:
•Gridstack Pro: Fluence’s latest energy storage product for large-scale front-of-the-meter applications. It is sold to independent power producers (IPPs), developers, utilities and other generators and is designed to improve density and system performance with both 2- and 4-hour product configurations. Gridstack Pro will utilize the Fluence Battery Pack.
•Gridstack™: Fluence’s primary energy storage product for front-of-the-meter applications. It is sold to IPPs, developers, utilities, and other generators to deliver energy, capacity, and ancillary services in both regulated and deregulated electricity markets globally.

•Sunstack™: Fluence’s DC-coupled energy storage product for DC-coupled solar + storage projects (Gridstack is used for AC-coupled solar + storage projects). Sunstack is built on the same foundation as Gridstack but includes a DC-DC Converter (in addition to the inverter). Sunstack also comes with enhanced Fluence OS market dispatch applications that support specific solar + storage use cases, such as firm solar output and solar energy time shifting.
•Edgestack™: Designed for smaller-scale commercial and industrial (C&I) use cases. It includes the same core components as Gridstack, but with a select number of small, pre-defined product cores. Fluence does not actively sell Edgestack systems to C&I customers, but we are establishing channel and reseller partners who can sell and install the product.
•Ultrastack™: Designed to meet the critical system requirements of distribution and transmission networks, including stringent requirements around availability, uptime, and IT security, and advanced controls applications that deliver a suite of highly technical grid services, such as synthetic inertia and power oscillation damping.
In addition, each of our products comes with our proprietary controls software, Fluence OS, which enables asset owners to operate the storage system directly with pre-set modes and market dispatch applications or integrate directly with external ISO and EMS signals. Fluence OS provides real-time information through multiple systems views, alarm notifications, and dashboards. It is an integral part of all our energy storage product sales. Fluence OS enables Fluence energy storage products to deliver critical grid services such as primary frequency regulation, secondary frequency response, fast frequency response, peak shaving, voltage regulation, power factor regulation, non-spinning reserves, capacity peak power, solar energy time-shifting, firm solar export, and more.
We also offer comprehensive engineering and delivery services to support the deployment of our energy storage products and solutions. Customers can select from a range of delivery services, from project design to full-wrap turnkey installation.
Sixth-Generation Technology
Fluence’s sixth generation energy storage products are built on more than 14 years of development in prior generations, and reflecting, among other things, ongoing safety and design improvements. Fluence’s energy storage products make it simpler for customers to deploy storage faster and more cost effectively without sacrificing quality and configurability. Our storage technology lays the foundation for better energy storage products with industry-leading safety, integrated controls systems, and factory-built, highly modular building blocks. By pairing the benefits of mass production with the flexibility of a highly configurable system architecture, we believe we are able to serve the diverse needs of customers around the world from a single, underlying product platform.
Fluence Battery Pack
Gridstack Pro will in the future leverage our Fluence Battery Packs for optimized system performance and supply chain agility. The Fluence-designed Packs combine state-of-the-art battery modules, management systems, and monitoring equipment into a unified product architecture designed to improve operations through advanced thermal and state of charge (SOC) management, which we intend to give us greater control over our global supply chain and increase standardization across products. We believe that this is more efficient and cost-effective than relying solely on third-party suppliers. We anticipate production on Fluence Battery Packs to begin in mid-2024. We believe that this plan to develop and introduce the Fluence Battery Packs will assist Fluence customers being eligible for incentives under the IRA.
Services
Operational and Maintenance Services
In addition to energy storage products and solutions, our offerings include delivery services and recurring operational and maintenance services. Our recurring operational and maintenance services are designed around customer business needs, in-house capabilities, performance requirements, and risk profiles. Our service offerings provide varying levels of training, maintenance, guarantees, warranties, and support to address our customers’ desired level of active system management. Service levels range from providing comprehensive training for customers to performing full asset operation and management on behalf of the customer. Fluence services help secure products with comprehensive warranties and extensive claims support. We help safeguard customer asset revenue potential over project life with degradation, capacity, and availability guarantees. Preventive and reactive maintenance services maintain equipment and optimal operating conditions, backed by 24/7 support and what we believe to be the most experienced team in the industry.
Digital Applications
Our team is continuously expanding the digital applications we offer to customers. Those applications may include internally developed applications as well as third-party applications offered through the Fluence IQ platform.

Our Fluence IQ platform encompasses proprietary artificial intelligence (AI) and data science technologies to enable the advanced capabilities of our cloud-based software products, which currently includes Fluence Mosaic and Fluence Nispera.
Fluence Mosaic is an intelligent bidding software for utility-scale storage and renewable assets, enabling customers to optimize asset trading in wholesale electricity markets. Fluence Mosaic is currently available in the NEM (Australia), CAISO (California), and ERCOT (Texas) markets.
Fluence Nispera is our asset performance management (APM) software, which we acquired in 2022. Fluence Nispera helps customers monitor, analyze, forecast, and optimize the performance and value of renewable energy assets. Its flagship offering is an AI-driven utility-scale asset performance management platform that supports portfolios of energy storage, solar, and wind assets.
We utilize our digital software offerings as a competitive advantage by offering energy storage hardware that can be combined with our digital capabilities to optimize revenue and lower the total cost of ownership thus providing our customers with incremental value.
Our Growth Strategy
Our growth strategy includes leveraging our global scale, technology leadership, product development, and market share position to help transform the way we power our world for a more sustainable future. The Company is focused on transforming the way we power our world by helping customers create more resilient and sustainable electric grids. We intend to further develop energy storage products, services, and digital software offerings into solutions that solve our customers’ energy challenges, and expand our services with additional value-add offerings. We also plan to add new customers as the number of IPPs, utilities and other key energy customers buying MWs of battery energy storage solutions grows substantially throughout the world. We aim to create an optimized production organization, continue to work to develop mass manufacturing facilities globally, and continue to secure partnerships with key battery and component suppliers. We are also focused on expanding standardized offerings that are optimized for each of our sales channels and continuing to move towards a more localized, regional organizational structure to better support customers and sales channels, improve logistics, and enhance market focus. Furthermore, we continue to explore disruptive digitally driven business models, including wide-ranging dynamic capacity, virtual storage, asset- and revenue-sharing models, and other offerings.
Our Customers
As of September 30, 2023, we have deployed energy storage products and solutions in 33 markets in 25 countries. We sell our products to a wide range of customers around the world, including utilities and load-serving entities, IPPs, developers, conglomerates, and C&I customers. In fiscal year 2023, our two largest customers represented approximately 49% of our revenues. In addition, as of September 30, 2023, approximately 29% of our revenue was with related parties, primarily AES and its affiliates. As of September 30, 2023, we had a gross global pipeline of 50.3 GWs, of which includes 25.9 GWs for energy storage products and services. Of the energy storage products and services global pipeline, United States customers composed the largest portion at 7.5 GWs or approximately 32%, with Australia following at 5.3 GWs or 23% and the United Kingdom at 2.5 GWs or 11%.
Environmental, Social, and Governance
We are a purpose-built, purpose-driven company on a mission to transform the way we power our world for a more sustainable future. The Company’s energy storage products and solutions, services, and digital software offerings are intended to enable more sustainable, reliable, and resilient electric grids and infrastructure in a repeatable, scalable way. Our internal Sustainability Program is built upon three key pillars: (i) Reporting & Stakeholder Engagement; (ii) Environmental Stewardship & Compliance; and (iii) Responsible Sourcing & Social Compliance. Fluence’s Sustainability Program is governed by two internal committees – our ESG Council and ESG Steering. These are cross functional leadership teams responsible for gathering alignment and support across the organization to advance our ESG initiatives. The ESG Council is made up of leadership representing key internal stakeholders (including individuals with subject-matter expertise in environment, supply chain, human resources, health and safety, legal, marketing, finance, and ethics). The ESG Council reports to our ESG Steering, which is comprised of five management leaders (our Chief Executive Officer, Chief Financial Officer, Chief Human Resources Officer, Chief Supply Chain and Manufacturing Officer, and General Counsel).
In fiscal year 2023, we published our first annual sustainability report, which leveraged several ESG frameworks, such as Sustainability Accounting Standards Board (“SASB”) Fuel Cells & Industrial Batteries standard in addition to those standards promulgated by the Global Reporting Initiative (“GRI”). We also incorporated the applicable United Nations Sustainable Development Goals (UN SDGs) that we determined best aligned with our mission into the report.
Our responsible sourcing and compliance philosophy is based on the principles spelled out in our Supplier Code of Conduct. The Supplier Code of Conduct sets the social conduct expectations for all persons and entities connected to the Fluence value stream. Over the past few years, we have established a Conflict Minerals Due Diligence Program and Supplier GHG (Greenhouse Gas) Emissions Disclosures. In fiscal year 2023, we published our Forced Labor Commitment letter that sets forth our stance as a company on forced labor.

We have been certified against the ISO 14001 standard at our office in Erlangen, Germany and we are now working to expand our ISO 14001 certification with the ultimate goal of certifying all relevant Fluence facilities.
Employees
We believe our workforce is critical to our success and we strive to create a positive, equitable, and safe work environment. To create a culture of transparency, we maintain a regular cadence of communications from the executive leadership team to employees, including emails, all hands meetings, Q&A sessions, and employee resource groups with executive sponsors.
As of September 30, 2023, we had approximately 1,112 full-time employees across 16 different countries. None of our employees in the United States are represented by a labor union. As of September 30, 2023, approximately 102 of our employees in Germany were represented by a works council. We have not experienced any employment-related work stoppages, and we consider relations with our employees to be good. As of September 30, 2023, women represent 31% of our total workforce.
Fluence is committed to cultivating a diverse and inclusive culture. We believe that our purpose-driven culture has fostered a work environment in which employees feel supported, empowered to develop in their careers, and fulfilled in their work. Initiatives driven by this culture include professional development courses made available to employees, and a partnership with Inova through which we provide free professional and wellness services to employees in the United States. To assess and continually improve employee sentiment, we conduct regular employee surveys soliciting feedback on topics such as work/life balance, working remotely, career development, and mentorship.
Fluence is internationally certified to ISO 9001, a quality management standard focused on commitment to customer satisfaction, purpose-driven leadership, and equitable involvement for all employees. Fluence is also internationally certified to ISO 45001, an occupational health and safety standard which requires certain proactive measures to promote employee safety and reduce workplace risks. Fluence’s corporate headquarters is certified to SA8000, which demonstrates our commitment to the elimination of unethical and discriminatory labor practices, while affirming workers’ rights, livable wages, and treating all people with dignity.

Safety

We believe that Fluence stands out as a leader in progressive health, safety, and environmental management, underpinned by our commitment to reducing hazards and minimizing risks. Our safety management system, anchored in a plan-do-check-act methodology, is intended to encourage the active involvement of stakeholders. Incorporated into our framework are our Fluence Code of Conduct and a stop work authorization. These tools are intended to empower our employees to voice safety concerns. By championing transparent communication, purposeful education, continuous training, and harnessing lessons from past experiences, we seek to empower our employees to not only meet but exceed Fluence's safety benchmarks.
Manufacturing
Our manufacturing strategy is designed to meet certain key objectives: (i) limit capital-intensive and low value-added activities that can be outsourced to other companies, (ii) maintain a capital light business model; minimize labor content where possible, (iii) minimize the amount of assembly our customers are required to do at any project site, and (iv) minimize material movement both from vendors to us and within factories.
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
We have entered contracts with third party regional manufacturers for the assembly and production of our Fluence Cube, a key component of our energy storage products. By using such regional contract manufacturers for assembly and production, we can drop ship products directly to designated warehouses or our customers’ sites, which improves working capital turnover, quality, and inventory management.

In September 2022, we partnered with one such contract manufacturer to open a new manufacturing facility in the United States to better serve regional delivery and address supply chain constraints. The facility is located in Utah and serves the Company’s customers in North America. The addition of this contract manufacturing facility expands our assembly and production beyond Asia to meet increasing global demand and allow Fluence to better serve regional markets. We intend to expand manufacturing capabilities to sites in India and Europe. We intend to continue to select strategic contract manufacturers that have global presence to maintain continuity in our business model.

Fluence has also created two spare parts hubs in Europe and the United States to support ongoing operations and maintenance of its customers’ storage assets. These hubs, located in Utah and Ireland, both became operational in fiscal year 2022, and are strategically positioned near large storage markets and customer fleets. We are also currently exploring opening two additional spare parts third party logistics hubs in the APAC region.
Supply Chain
We have developed a global supply chain with an evolving regionally focused operational model with the objective of allowing us to assemble products in proximity to major markets to minimize material movement, working capital investment, and costs of goods sold. Additionally, we believe that the volume of key components we purchase, such as lithium-ion batteries, should provide us leverage to create a competitive advantage on availability, terms, and pricing from our suppliers. We have a technology co-development and supply agreement with Northvolt that will expand our battery supply chain into Europe. Pursuant to this agreement, we have a license to develop, manufacture and commercialize an optimized battery subsystem that is significantly more energy dense than today’s standard solutions. The agreement also enables us to deploy a battery management system that can be integrated with other vendors to extend our value chain, develop battery competencies, and lower total cost of ownership. In August 2023, we announced the signing of a battery supply agreement with AESC, under which Fluence will procure U.S. manufactured battery cells as well, which positions Fluence with the ability to provide customers with a storage product that we anticipate will qualify for the 10% ITC bonus for using domestic content under the IRA under the U.S. Department of Treasury and the Internal Revenue Service Notice 2023-38, Domestic Content Bonus Credit Guidance under Sections 45, 45Y, 48 and 48E (the “Notice”), which set forth the requirements to qualify for the domestic content bonus credit of up to 10% on top of the ITC and CEITC (as defined below); provided, that more clarity is still needed on aspects of the IRA, including the domestic content guidelines, and there is no guarantee that we will realize any or all of the anticipated benefits of incentives under the IRA.

Our energy storage products incorporate various raw materials including, but not limited to, steel, aluminum, copper, nickel, iron phosphate, graphite, manganese, lithium carbonate, lithium hydroxide, and cobalt. These raw materials form an essential and integral part of our energy storage products and services. Pricing for these materials is governed in large part by market conditions and may fluctuate due to various factors outside of our control, such as global supply and demand and market speculation.

Although we do not rely on any single supplier for the majority of our key components, we do obtain certain key components from a limited number of suppliers. If one or more suppliers were unable to satisfy our requirements for particular key components, including the increasing number of regulatory requirements regarding products’ environmental, social, and/or geographic provenance, we could experience a disruption to our operations as alternative suppliers are identified and qualified and new supply arrangements are entered into. Moreover, if one of our suppliers is unable to satisfy our requirements and we turn to another supplier, they may ask for terms that are advantageous to them at higher costs to the Company. In addition, a large portion of our suppliers are situated outside of the United States, which exposes us to changes in international trade regulations, taxes, tariffs, and/or quotas. As of the date of this Annual Report, we believe that we have adequate access to our key components to meet the needs of our operations.

Intellectual Property
The success of our business depends, in large part, on our ability to maintain and protect our intellectual property, some of which include patents, patentable ideas, methods, and technologies, proprietary information, trade secrets, trademarks, copyrights, processes and know-how. We rely primarily on a combination of patent, trademark, copyright, unfair competition, and trade secret laws, as well as confidentiality agreements and procedures and other contractual arrangements with our employees, contractors, and third parties, to establish, maintain, and protect our methods, technology, and our proprietary rights. Fluence also has a perpetual license (terminable in the event of an uncured material breach) to certain patents and other intellectual property that belong to AES and Siemens, including methods for cooling inverters, overvoltage protections, and transfer of large amounts of data (methodology).

As of September 2023, we held over 150 granted patents worldwide and had over 60 patent applications pending with domestic and foreign patent offices. As of September 2023, we also had over 95 registered trademarks with domestic and foreign trademark offices.

Additionally, we rely on trade secret protection and confidentiality agreements to safeguard our interests with respect to proprietary know-how and software that is not patented and processes for which patents are difficult to enforce. We believe that many elements of our manufacturing processes involve proprietary know-how, technology, or data that are not covered by patents or patent applications, including technical processes, test equipment designs, algorithms, and procedures. We pursue intellectual property protection that is aligned and advantageous to our business objectives and we require our customers and business partners to enter into confidentiality agreements before we disclose any sensitive aspects of our technology or business plans. We may take legal action to prevent third parties from infringing or misappropriating our intellectual property or from otherwise gaining access to our technology.

Seasonality

We have historically experienced seasonality and see increased order intake in our third and fourth fiscal quarters (April – September), driven by demand in the Northern Hemisphere to install energy storage products and solutions before the summer of the following year. Combined third and fourth fiscal quarter order intake has historically accounted for 80% or more of our total intake each year prior to fiscal year 2022. However, combined third and fourth fiscal quarter order intake accounted for 48% and 43% of our total annual intake for fiscal year 2022 and 2023, respectively. In fiscal year 2024, we currently expect seasonality to return, such that our order intake in the combined third and fourth is expected to be higher than in the first half of the year. Our services and digital applications offerings have not historically experienced seasonality given their recurring nature.
Competition
The energy storage industry is competitive and continuously evolving. Our energy storage products and solutions, services, and digital applications are highly specialized and specific to the clean energy industry. The unique expertise required to design these offerings as well as integrate these solutions for our customers can be very complex and technical, however, the number of additional companies offering similar products and services is growing every year. In addition, we are continuously engaging in developing new use cases and opening new market segments, which are often less contested. We believe that competitive factors in the energy storage market include, but are not limited to:

•safety, reliability and quality;
•stability in supply chain;
•performance of energy storage products and solutions, services and digital applications;
•historical customer track record (as the market and industry continues to grow);
•experience in the battery energy storage system market (both of the Company and key members of leadership);
•technological expertise and innovation;
•comprehensive solutions and offerings from a single provider;
•brand recognition;
•certain government initiatives, legislation, regulations, and policies;
•ease of integration; and
•seamless hardware and software-enabled service offerings.

Other companies currently operating in the battery energy storage system space include, but are not limited to, Tesla, Inc., Wartsila Corporation, Sungrow Power Supply Co., Ltd. and Powin Energy Corporation. Our competition varies by geography, country, grid service, and customer segment. There is a rising demand for energy storage products and solutions globally, and with that growing demand, we see increasing numbers of new entrants and potential entrants in the energy storage space. We believe that a key differentiator for Fluence from our competitors is our ability to identify customer needs and deliver customer-centric products, services, and use cases that can compete in the market either as packages or standalone offerings. We believe we compete favorably based on performance and value-creation, including low total cost of ownership, long-term reliability, varied service options, and convenient and efficient sales and delivery processes.
Government Regulation and Compliance

U.S. Greenhouse Gas Emission Related Policies, Regulation and Legislation

Governments across the globe have announced and implemented various policies, regulation, and legislation to support the transition from fossil fuels to low-carbon forms of energy and the infrastructure around that transition. The operation of our business and our customers’ use of our products and solutions and services as well as our digital applications are, and may in the future be, impacted by these various government actions. For example, the United States rejoined the Paris Agreement effective February 19, 2021, an international climate change agreement among almost 200 nations and the European Union, that established a long-term goal of keeping the increase in global average temperature well below 2°C above pre-industrial levels and which calls for countries to set their own GHG emissions targets and be transparent about the measures each country will use to achieve these targets. In August 2022, the United States passed the IRA, which consists of a number of provisions aimed directly at confronting the climate change crisis. The climate-related provisions of the IRA are projected to cut emissions by up to 40% from 2005 GHG levels in the United States by 2030. Among other things, the IRA introduced an ITC for standalone energy storage, which is anticipated to lower capital cost of equipment. The IRA also contains provisions with incentives for grid modernization equipment, including domestic battery cell manufacturing, battery module manufacturing and its components as well as various upstream applications. Additional information regarding the tax incentives contained in the IRA are set forth below in “Energy Storage Regulation and Legislation”. These types of regulations incentivize the adoption of renewable energy technologies, including energy storage products.

Non-U.S. Greenhouse Gas Emission Related Policies, Regulation and Legislation

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

In March 2023, the European Commission launched their proposal for the Net Zero Industrial Plan (NZIA), which aims to improve the competitiveness of the European clean tech industry. Within the proposed NZIA, batteries as well as energy storage technologies have been net-zero technologies. This classification may in the future allow for improved permitting processes and easier state aid funding for manufacturing facilities for these and other net-zero technologies. The draft proposal also introduces the possibility of sustainability and resiliency contributions in public procurement procedures as well as in auctions to deploy renewable energy sources. As the legislation is in negotiations with the Council of the EU and the European Parliament at this time, the exact magnitude of the impact on the clean energy industry and the Company is yet to be defined, however a strengthening of the clean technology manufacturing sector in Europe can be seen as a positive development for energy storage, as the acceleration of renewable energy production in Europe creates stronger demand for energy storage for the integration of increasing shares of renewable energy.

In September 2022, Australia passed climate change legislation containing a targeted 43% reduction in the emissions intensity of its economy of 2005 GHG levels by 2030 and a reduction to net-zero emissions by 2050 and some of its specific states have their own targets, including Victoria’s 95% renewable regeneration by 2035 target and 2.6 GW energy storage by 2030. Additionally, in December 2022, Australia agreed in principle to establish the Capacity Investment Scheme which is intended to provide a national framework to encourage new investment in clean dispatchable capacity to support reliability and affordability in Australia’s energy market and parts of the program are a significant step for the government to underwrite many new storage projects by offering a revenue floor and revenue sharing mechanism to address reliability as GWs of coal-fired power plants retire.

In August 2022, India revised its previous pledge to achieve a 33 – 35% reduction in emissions intensity by 2030 and has committed to reduce emissions intensity by 45% of 2005 GHG levels by 2030 and to achieve about 50% cumulative electric power installed capacity from non-fossil fuel-based energy resources by 2030 as well as achieve net-zero carbon emissions by 2070. In April 2021, the Philippines committed to a projected GHG emissions reduction and avoidance of 75%, of which 2.71% is unconditional, for the period 2020 to 2030 for the sectors of agriculture, wastes, industry, transport, and energy.

Current legislation and regulation addressing climate change is making lower GHG-emitting energy sources, such as solar and wind, increasingly desirable to consumers compared to higher GHG-emitting energy sources, such as coal and natural gas and could continue to do so into the future. As a result, legislation and regulations with more stringent limitations on GHG emissions may potentially increase the demand for energy storage products and related services.

U.S. Energy Storage Regulation and Legislation

The U.S. Congress is continuously reviewing and passing various climate change proposals, incentives, regulations, and legislation that may support the energy storage industry, including in the form of tax credits and incentives. We cannot guarantee we will realize any or all of the anticipated benefits of incentives under any such enacted regulations or legislation, including the IRA. IRS private letter ruling 201809003 clarified that energy storage is eligible for federal tax credits if charged primarily by qualifying renewable resources. In December 2020, the U.S. Congress passed a spending bill that included $35 billion in energy research and development programs, a two-year extension of the ITC for solar power, a one-year extension of the production tax credit for wind power projects, and an extension through 2025 for offshore wind tax credits. The Infrastructure Investment and Jobs Act, also known as the Bipartisan Infrastructure Bill, which was signed into law in November 2021, allocated nearly $7 billion to strengthen the U.S. battery supply chain, which includes producing and recycling critical minerals without new extraction or mining and sourcing materials for domestic manufacturing. Pursuant to this, in October 2022, the U.S. Department of Energy (DOE) selected twenty companies to receive $2.8 billion to boost production of the advanced batteries that are critical to the clean energy industry, including energy storage and which intended to support the creation of new domestic manufacturing facilities for batteries and cell components and to support research and development for recycling, reclaiming and adding materials back into the battery supply chain, which further creates the demand and market for energy storage solutions here in the United States.

The IRA adopted in August 2022 contains a number of tax incentive provisions that directly support the adoption of energy storage products and services. Before the enactment of the IRA, the Section 48 ITC did not apply to standalone energy storage projects. The IRA added Section 48(a)(3)(A)(ix) to create an ITC for standalone energy storage technology with a minimum capacity of 5 kWh. Energy storage installations that are placed in service after December 31, 2022 and begin construction prior to January 1, 2025, are entitled to the existing ITC under Section 48(a). To qualify for the ITC bonus rate of 30%, an energy storage project will need to satisfy the prevailing wage and apprenticeship requirements. If these requirements are not met, the project will be eligible only for a base rate of 6%. The existing energy ITC will be replaced by a Clean Electricity Investment Tax Credit (CEITC) or “tech neutral” regime, which is available for any investment in a qualified storage facility that is placed in service after calendar year 2024 (prevailing wage and apprenticeship requirements will still apply). We believe we are well positioned to capture incentives contained in the IRA with our forthcoming battery module manufacturing, as we opened a contract manufacturing facility in Utah, our second facility globally, to better serve regional delivery and address ongoing supply chain constraints alongside our supply agreement for U.S. manufactured battery cells with AESC. However, as the IRA was adopted in August 2022 and the Notice was published in the second half of 2023, we have not yet seen the impact these IRA related incentives may have on our business operations and financial performance as we go forward and more clarity in particular is needed on certain aspects of the IRA, including the domestic content guidelines and scope of the prevailing wage and apprenticeship requirements for all aspects of our projects.

Other Policy Initiatives including Tax Incentives, Cash Grants and Performance Incentives
There are varying other policy initiatives designed to support and accelerate adoption of clean and/or reliable distributed generation technologies. These policy initiatives can come in the form of tax incentives, cash grants, performance incentives, and/or electric tariffs. We cannot guarantee though that we will realize any or all of the anticipated benefits of any of these policy initiatives.
As of September 30, 2023, in the United States, our energy storage products are installed or in delivery in a number of states, including, but not limited to, Arizona, California, Colorado, Indiana, Maryland, Massachusetts, New York, New Jersey, North Carolina, Ohio, Pennsylvania, Texas, and West Virginia, and each state has its own enabling policy framework, which is subject to change. Some states have utility procurement programs, energy storage mandates, targets or goals, and/or renewable portfolio standards for which our technology is eligible. Many states, including California, Massachusetts, and New York, offer tax exemptions or other customer incentives.
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
As noted, several states in the United States have an energy storage mandate or policies designed to encourage the adoption of storage, including eleven states with specific energy storage targets. For example, Virginia has a mandate for 3.1 GW of energy storage by 2035, California offers a cash rebate for storage installations through the Self Generation Incentive Program, and Massachusetts and New York offer performance-based financial incentives for storage. In 2023, Maryland established an energy storage target of 750 MW by year end 2027, 1.5 GW through 2030 and 3 GW through 2033. Other states, including Michigan and Vermont, are studying or proposing energy storage deployment policies and there are likely further energy storage mandates coming as they have been introduced in state legislatures over the course of the last year. Storage installations also are supported in certain states by state public utility commission policies that require utilities to consider alternatives such as storage in integrated resource planning proceedings before they can build new generation. Our customers benefit directly under these programs. Our business is directly benefited by the adoption of such mandates or policies, which create a greater demand among customers in the United States for such energy storage solutions.

In addition, in Europe, the European Commission has published a proposal for reform of the Electricity Market Design, which is currently in negotiations with the Council of the EU and the European Parliament. Under the European Commission’s proposal, member states would be required to assess flexibility needs of their electricity systems for the following five years in view of the need to cost effectively achieve security of supply and decarbonize their power systems. Based on these assessments, the new market design would introduce a requirement for national governments to define indicative national objectives for demand response and energy storage and reflect those objectives in their respective national energy and climate plans. In order to realize those objectives, member states would be able to strengthen the role of energy storage in national capacity/resource adequacy mechanisms, or implement flexibility support schemes consisting of payments for the available capacity of non-fossil flexibility such as demand response and storage. The draft nature of current legislation and lack of clarity on secondary legislation, including the methodology for national flexibility mechanisms, make the impact of such proposed reform on our business difficult to predict.

In March 2023, the European Commission passed the Temporary Crisis and Transition Framework for State Aid Measures, in which it established the possibility of CAPEX and OPEX funding mechanism for energy storage on a member state level. Such mechanisms have been implemented by several European countries over the last 12 months. For such mechanisms, the European Commission has approved at least 1.9 million Euros in state aid since September 2022. We believe that mechanisms such as these will impact adoption of energy storage solutions.

Additionally, there are certain European country specific initiatives that have historically helped the adoption of clean energy and energy storage solutions. For instance, in Germany, Section 118 (6), sentence 1 of the Energy Industry Act provides an exemption from network charges in the case of newly constructed facilities for storing electrical energy. Facilities are considered newly constructed if they were or are commissioned within a period of 15 years starting from August 4, 2011, and the exemption lasts through August 2026.

FERC Support of Energy Storage

The U.S. Federal Energy Regulatory Commission (“FERC”) has taken a number of steps to help to enable the participation of energy storage in wholesale energy markets. For example, in February 2018, FERC issued Order 841 directing regional transmission operators and independent system operators to remove barriers to the participation of storage in wholesale electricity markets and to establish rules to help ensure storage resources are compensated for the services they provide. Order 841 was upheld in July 2020 following an appeal to the U.S. Court of Appeals for the D.C. Circuit, with the court finding that FERC’s directives to allow distributed storage participation in wholesale electricity markets did not violate the Federal Power Act’s jurisdictional line separating FERC’s authority over those markets and states’ authority over local distribution facilities. In September 2020, FERC issued Order 2222 opening U.S. wholesale energy markets to aggregations of distributed energy resources like rooftop solar, “behind the meter” batteries, and electric vehicles. In July 2023, FERC issued Order 2023, which is intended to speed up the process of connecting new energy projects to the grid due to the backlog of more than 10,000 energy projects awaiting interconnection in the United States. It includes more stringent deadlines and has adjusted processes that had previously created barriers to battery projects obtaining interconnection and improves interconnection procedures with elements such as more accurate operational modeling of energy storage in interconnection studies.

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

Other Policies, Regulation, and Legislation

Our operations are subject to stringent and complex federal, state and local laws, and regulations governing the occupational health and safety of our employees and wage regulations. For example, we are subject to the requirements of the federal Occupational Safety and Health Act, as amended, and comparable U.S. state laws that protect and regulate employee health and safety as well as comparable international laws that aim to protect and regulate employee health and safety.

Changes in or adoption of domestic policies and policy initiatives, legislation and regulations on a federal, state, and local level as well as changes in or adoption of policies and policy initiatives, regulations and legislation in foreign jurisdictions in which we operate may pose risks or provide opportunities for the Company’s business that may impact our future operations and financial condition. For more information about the potential risks of adoption or changes to such policies, legislation and regulations, see Item 1A. Risk Factors.

Permits and Approvals
Each of our installations or customer installations must be designed, constructed, and operated in compliance with applicable federal, state, and local laws, regulations, codes, standards, and guidelines. To install and operate energy storage products and solutions on our platform, we, our customers, or our partners, as may be applicable, are required to obtain and maintain applicable permits and approvals from the relevant appropriate governmental or regulatory authorities having jurisdiction to install energy storage products and solutions and to interconnect the products with the local electrical utility.
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

ITEM 1A. RISK FACTORS

Our business, operations, financial results and future prospects, plans and objectives of the Company are subject to various risks and uncertainties, including those described below, that could materially adversely affect our business, results of operations, financial condition, and the trading price of our Class A common stock. You should carefully consider the risks and uncertainties described below, together with all of the other information set forth in this Annual Report, including Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and related notes included herein, which could materially affect our business, results of operations, financial condition, and the trading price of our Class A common stock. See “Cautionary Statement Regarding Forward-Looking Statements.”
Risk Factors Summary
The following is a summary of the principal risks that could adversely affect our business, operations, financial results and future prospects, plans and objectives of the Company and the trading price of our Class A common stock:

•our limited operating and revenue history as an independent entity and the nascent clean energy industry;
•our history of net losses, we anticipate increasing expenses in the future, and our ability to achieve or maintain prolonged profitability;
•risks relating to delays, disruptions, and quality control problems in our manufacturing operations;
•potential difficulties in establishing mass manufacturing capacity and estimating potential cost savings and efficiencies from anticipated improvements to our manufacturing capabilities;
•risks relating to dependence on our existing suppliers and supply chain competition and, in some instances, have entered into long-term supply agreements that could result in insufficient inventory;
•supplier concentration and limited supplier capacity;
•interruption of flow and/or availability of components and materials from international vendors;
•significant changes in the cost of raw materials and product components;
•failure by vendors and suppliers to use ethical business practices and comply with applicable laws and regulations;
•loss of one or more of our significant customers or their inability to perform under their contracts;
•risks relating to competition for our offerings from established and new competitors and our ability to attract new customers and retain existing customers;
•ability to effectively manage our recent and future growth and expansion of our business and operations;
•ability to maintain and enhance our reputation and brand recognition;
•our growth depends in part on the success of our relationships with third parties;
•ability to attract and retain highly qualified personnel, including senior management;
•risks associated with construction, utility interconnection, commissioning and installation of our energy storage products, cost overruns, and delays, including those related to obtaining government authorizations and permits and other contingencies that may arise in the course of completing installations;
•risks related to defects, errors, vulnerabilities and/or bugs in our products and technology;
•risks relating to estimation uncertainty related to our product warranties;
•risks relating to compromises, interruptions, or shutdowns of our systems, including those managed by third parties, whether intentional or inadvertent;
•fluctuations in currency exchange rates;
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
•risks relating to the cost of electricity available from alternative sources;
•risk relating to interest rates or a reduction in the availability of tax equity or project debt capital in the global financial markets and corresponding effects on customers’ ability to finance energy storage systems and demand for our products;
•potential changes in tax laws or regulations;
•risks relating to environmental, health, and safety laws and potential obligations, liabilities and costs thereunder;

•reduction, elimination, or expiration of government incentives or regulations regarding renewable energy;
•decline in public acceptance of renewable energy, or delay, prevent, or increase in the cost of customer projects;
•severe weather events;
•restrictions set forth in our ABL Credit Agreement (as defined below);
•risks relating to uncertain future capital needs and potential need to raise additional funds in the future;
•ability to obtain, maintain and enforce proper protection for our intellectual property, including our technology;
•threat of lawsuits by third parties alleging intellectual property violations;
•ability to effectively protect data integrity of our information technology infrastructure and other business systems;
•use of open-source software;
•failure to comply with third party license or technology agreements;
•inability to license rights to use technologies on reasonable terms;
•failure to comply with data privacy and data security laws, regulations and industry standards;
•risks relating to increased attention to, and evolving expectations regarding, ESG matters;
•risks related to ownership of our Class A common stock;
•risks related to us being a “controlled company” within the meaning of the NASDAQ rules;
•risks relating to the terms of our amended and restated certificate of incorporation;
•risks relating to our relationship with our Founders;
•we depend on distributions from Fluence Energy, LLC to pay our taxes and expenses and Fluence Energy, LLC’s ability to make such distributions may be limited or restricted in certain scenarios;
•risks arising out of the Tax Receivable Agreement;
•unanticipated changes in effective tax rates or adverse outcomes resulting from examination of tax returns;
•risks relating to improper and ineffective internal control over reporting to comply with Sarbanes-Oxley Act;
•risks relating to potential future legal proceedings, regulatory disputes, and governmental inquiries;
•risks relating to changes in accounting principles or their applicable to us; and
•risks relating to estimates or judgments relating to our critical accounting policies.

Risks Related to Our Business
Our limited operating and revenue history as an independent entity and the nascent clean energy industry in which we operate makes evaluating our business and future prospects difficult.

We were established in January 2018 as a joint venture between Siemens and AES. Since then, we have continued to evolve, grow and expand our business and operations. We have benefited and continue to benefit from the industry experience and support AES and Siemens have provided and continue to provide, but we have a limited history operating our business and generating revenue as an independent entity, and therefore a limited history upon which you can base an investment decision. Our prospects must be considered in light of the risks by companies in the earlier stages of development, especially those in newer and rapidly evolving markets. Our ability to plan for future operations, predict future results of operations, and plan for and model future growth in revenue and expenses and prospects is subject to significant risk and uncertainty as compared to companies with longer and more consistent operating histories and in more stable macroeconomic environments and industries.

Our potential future growth in a nascent and rapidly-evolving industry is dependent on a number of factors, including rising demand for clean electric power solutions that can provide electric power with lower carbon emissions and replacement of conventional generation sources and the adoption speed of digital software applications to modernize the efficiency of power assets and the electric grid. Among other renewable energy market trends, we expect our business results to be driven by declines in the cost of generation of renewable power, decreases in the cost of manufacturing battery modules and cells, customer needs for related services and digital applications, commercial, legal, and political pressure for the reduced use of and reliance on fossil fuels and electric power generation that relies on fossil or other non-renewable fuels, regulatory and governmental incentives towards reduced use of fossil fuels and increased use of renewable energy and energy storage solutions, and a rapidly growing energy storage market driven by increasing demand from C&I customers, IPPs, developers, utilities, and grid operators. However, predicting future revenues and appropriately forecasting and budgeting for our expenses is difficult, and we have limited insight into trends or economic conditions that may emerge and take hold and materially affect our business. Our future operations and growth strategy is therefore subject to all of the risks inherent in light of the expenses, difficulties, complications, and delays frequently encountered in connection with the growth of any new business in a nascent industry, as well as those that are specific to our business in particular as which are further described herein.

If our assumptions regarding the risks and uncertainties that we consider in planning and operating our business are incorrect or change, or if we do not address these risks and uncertainties successfully, including due to the lack of historical data from and experience in operating our business at its current scale, as well as the evolution of our business, our results of operations could differ materially from our expectations, and our business and our financial condition could be adversely affected.

We have a history of net losses and we anticipate increasing expenses in the future, and we may not be able to achieve or maintain prolonged profitability.
We have incurred net losses on an annual basis since our inception. We incurred net losses of $104.8 million and $289.2 million during the fiscal years ended September 30, 2023 and 2022, respectively. We expect our aggregate costs will increase substantially in the foreseeable future and our losses will continue as we expect to continue to invest heavily in increasing our customer base, expanding our operations, and operating as a public company. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. To date, we have financed our operations with equity contributions from AES Grid Stability, Siemens Industry, and QHL, cash and cash equivalents, negative working capital, and short-term borrowings. Our net cash flow from operations was $(111.9) million and $(282.4) million for each of the fiscal years ended September 30, 2023 and 2022, respectively. We may not generate positive cash flow from operations or profitability in the near future or in any given period, and our limited operating history may make it difficult for you to evaluate our current business and our future prospects. Operating results for future periods are subject to a number of uncertainties and risks and we cannot assure you that we will achieve or sustain prolonged profitability. Our ability to achieve or maintain prolonged profitability in the future depends on a number of factors, including the continued successful development and customer acceptance of our energy storage products and solutions, services, and digital applications, our ability to obtain components from suppliers on cost-effective terms on a timely basis, our ability to maintain and grow our market share, as well as our ability to effectively manage both our operating expenditures and our capital expenditures.
We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in new and rapidly changing industries, including increasing expenses as we continue to expand our business. We expect our operating expenses to continue to increase significantly over the next several years as we continue to hire additional personnel, expand our operations and infrastructure, and continue to expand to reach more customers. In addition to the expected costs to grow our business, we also expect to incur additional legal, accounting, compliance, and other expenses as a newer public company. These investments may be more costly than we expect, and if we do not achieve the benefits anticipated from these investments, or if the realization of these benefits is delayed, they may not result in increased revenue or growth in our business. Further, we may encounter unforeseen operating expenses, difficulties, complications, delays, and other factors as we expand our business, execute our business plans and navigate macroeconomic uncertainty, which may result in losses or a failure to generate profitable growth in future periods. If our growth rate were to decline significantly or become negative, it could adversely affect our financial condition and results of operations. If we are not able to achieve or maintain positive cash flow in the long term, we may require additional financing, which may not be available on favorable terms or at all and/or which would be dilutive to our stockholders. Our ability to obtain any such additional financing is subject to a number of factors, including general market conditions, investor and customer acceptance of our business model and our products and market and stakeholder confidence in our ability to perform against our business plans.

If we are unable to successfully address these risks and challenges as we encounter them, our business, results of operations and financial condition may be adversely affected. Our failure to achieve and/or maintain prolonged profitability could negatively impact the value of our Class A common stock and the value of our business.

We may experience difficulties in establishing mass manufacturing capacity and estimating potential cost savings and efficiencies from anticipated improvements to our manufacturing capabilities.

While our manufacturing output achieved to date is already at commercial scale, it is a fraction of what we expect will be necessary to fully meet the demand we see in the market for our energy storage products. Although, we are currently on track to meet our internal corporate initiatives related to mass manufacturing in fiscal year 2024, the manufacturing process for our expected full commercial scale is still being refined and improved. There are risks associated with scaling up manufacturing to larger commercial volumes including, among others, technical or other problems with process scale-up, process reproducibility, stability issues, quality consistency, timely availability of raw materials, supply chain delays and bottlenecks, cost overruns, and adequate definitions or qualifications for safety, reliability, and quality. In addition, in connection with our limited operating history and our significant growth, we have in the past experienced and may in the future experience incurrence of project costs without proper documentation or adhering to our policies and procedures. There is no assurance that our manufacturers will be successful in establishing and then maintaining larger-scale commercial manufacturing processes that achieves our objectives for manufacturing capacity and cost per battery, in a timely manner or at all or that they will be able to maintain such processes over time. We are in the process of qualifying a few potential additional manufacturers, which we anticipate will provide business continuity and greater flexibility in our supply chain. However, if such new manufacturers are not qualified and then onboarded in a timely manner, or if they fail to provide products that meet our expectations, then our business and results of operations may suffer. If we are unable to produce sufficient quantities of products on a timely basis and in a cost-effective manner, the Company’s commercialization efforts would be impaired which could materially adversely affect our business, financial condition, results of operations, and growth prospects.

We have experienced and may continue to experience delays, disruptions, and/or quality control problems in our manufacturing operations in part due to our third-party manufacturer concentration, which may in turn adversely affect our business, results of operations, financial condition, and/or future prospects.

Our product development, manufacturing, and testing protocols are complex and require significant technological and production process expertise. We currently depend on a limited number of third-party manufacturers, including for key components of our energy storage products. As of today, we have two major contract manufacturers for the Fluence Cube, including one manufacturer who provides fabrication, integration, assembly and/or full turnkey services to Fluence depending on location of customer site. We also maintain a final assembly facility for the Fluence Cube with the second manufacturer in Utah, serving only customers in the Americas region. We are also in the process of qualifying new manufacturers in both India and the Americas and are planning to continue to expand our set of partners in the near term. Qualifying new manufacturers can be a lengthy, time-consuming process and we may not be able to qualify manufacturers on the timeline we anticipate, if at all, which would lead us to rely more heavily on our existing manufacturers and their current operating abilities. If our current manufacturers are unable to keep up with our demand, this may impact our ability to meet deadlines for our customers and may lead to adverse effects to our brand. As we introduce new products, we plan to continue to evaluate the economic benefits to Fluence and will expand our regional manufacturing capabilities to further support customers in in all regions. Moreover, we continue our Americas regional manufacturing capabilities and will further develop the EMEA and India markets once demand targets are achieved. Any vendor delay or disruption could cause a delay or disruption in our ability to meet customer requirements which may result in a loss of customers.

Such processes involve a number of precise steps from design to production. Any change in our processes could cause one or more production errors, requiring a temporary suspension or delay in our production line until the errors can be researched, identified, and properly addressed and rectified. This may occur particularly as we introduce new products, modify our engineering and production techniques, and/or expand our capacity. In addition, our failure to maintain appropriate quality assurance processes could result in increased product failures, loss of customers, increased warranty reserve, or increased production and logistics costs, delays and liquidated damages to our customers. Any of these developments could have a material adverse effect on our business, results of operations, financial condition, and our future prospects.

We are dependent on our existing suppliers and face supply chain competition and, in some instances, have entered into long-term supply agreements that could result in insufficient inventory and negatively affect our results of operations.

We have executed long-term supply agreements with certain battery and inverter suppliers. Our suppliers’ caution and uncertainty in their own downstream supply chains has resulted in a variety of pricing mechanisms designed to mitigate unforeseen fluctuations in materials availability and pricing. For instance, some of these supply agreements provide for substantial prepayment obligations and committed volumes to ensure source of supply and favorable pricing and payment terms, which impacts our working capital resources. If our suppliers provide insufficient inventory at the level of quality or provenance required to meet customer or regulatory requirements, or if our suppliers are unable or unwilling to provide us with the contracted quantities at the contracted prices, or if there are unexpected changes in business conditions, including inflation of raw material costs, labor issues, wars, natural disasters, pandemics, trade and shipping disruptions, and other factors beyond our or our suppliers’ control which affect our supplier’s ability to deliver adequate inventory of components to us, our results of operations could be materially and negatively impacted. If our customers do not provide sufficient demand to purchase the levels of inventory we have committed to purchasing in future periods under such supply agreements, our ability to generate revenue or cash flows may be limited.

New supply agreements with established suppliers in the battery and inverter industries present a potential period of growing pains as we launch new energy storage product offerings. Supply arrangements with new entrants to the energy storage industry also pose risks due to their production planning and ramp up operations as well as the unknown quality of their offerings. New market entrants who do not have a long operating history may have financial challenges raising working capital and possess operating risks. In the event any such supplier experiences financial difficulties, it may be difficult or may require substantial time and expense to replace such supplier. The opportunity costs of engaging with new industry participants may therefore outweigh the perceived benefits. Insufficient inventory to meet customer expectations may impact negatively on our brand and industry sentiment. We do not know whether we will be able to maintain long-term supply relationships with our critical suppliers or secure new long-term supply agreements. Additionally, a large proportion of our battery and inverter suppliers are situated outside of the United States, which exposes us to changes in applicable international trade regulations, such as taxes, tariffs, or quotas. Any of the foregoing could materially adversely affect our business, financial condition, and results of operations.

We may also be unsuccessful in our continuous efforts to negotiate with existing suppliers to obtain cost reductions and avoid unfavorable changes to terms. Global demand has increased for lithium-ion battery cells, which may cause challenges for our suppliers, including delays, inventory shortages, or price volatility. Any such delays or reduced availability of components may impact our sales and operating results.

We face risks resulting from supplier and contract manufacturer concentration and limited supplier and contract manufacturer capacity.

We rely on a small number of suppliers and contract manufacturers. Switching suppliers or contract manufacturers can be costly and disruptive to business operations and would require a longer-term strategic approach. If any of our suppliers or contract manufacturers is unable or unwilling to provide us with contracted quantities in a timely manner at prices, quality levels (including environmental, social, and/or geographic provenance), and volumes acceptable to us and which are contracted for, we would have limited alternatives for supply and manufacturing, and we may not be able to contract for and receive suitable alternative supply or manufacturing abilities in a timely manner for our customers, if at all. Such an event may impair our ability to meet scheduled deliveries of our products to customers, which may cause our customers to cancel orders and subject us to liability and potential litigation and may materially adversely affect our customer relationships, reputation, business, prospects, financial condition, and results of operations. Further, these particular risks may increase as market demand for our offerings grows.

Certain of our suppliers also supply products and components to other businesses, including businesses engaged in the production of electric vehicles, renewable energy production, consumer electronics and other industries unrelated to energy storage products. As a relatively low-volume purchaser of certain of these products and components, we may be unable to procure a sufficient supply of these products and components on favorable terms, if at all. In the event that our suppliers fail to produce sufficient quantities in a timely manner to satisfy the demands of all of their customers, including Fluence, it could materially adversely affect our business, financial condition, and results of operations.

Interruptions in the flow and/or availability of components and materials from international vendors could disrupt our supply chain and the imposition of additional duties or tariffs by government authorities, and other charges on imports and exports could affect our business and results of operations.

Our products and services include many components and materials sourced from outside of the United States, resulting in exposure to international supply chain risks and logistics disruptions. In the past, we have experienced delays in obtaining certain necessary components and materials from overseas, including as a result of the COVID-19 pandemic. Trade and shipping disruptions and factors beyond our suppliers’ control have in the past and we expect in the future could have a compounding effect on our business and results of operations.

International political, social, or economic instability, including as the result of future health pandemics similar to COVID-19, may lead to future trade disruptions, impacting our supply chain and ability to complete projects in a timely and efficient manner. The uncertain actions, policies and legislative actions of various government authorities on international and domestic trade, including new or increased tariffs or quotas, border taxes, embargoes, safeguards, and customs restrictions impact our ability to manage our costs of production. The degree of our exposure is dependent on (among other things) the type of materials and components that may be impacted, the proposed rates imposed, and timing of such tariffs. Labor strikes, work stoppages and boycotts, similarly may have a negative impact on our total cost and ownership and result in reduced or delayed supply of materials and components, with potential adverse effects on our business and results of operations.

Disruptions in the availability of key components or materials and their associated price volatility therefore create challenges for stability of our business operations, customer relationships, and our ability to accurately plan for future growth.

Additionally, there are increasing expectations in various jurisdictions that companies monitor the environmental and social performance of their suppliers, including compliance with a variety of labor practices, as well as consider a wider range of potential environmental and social matters, including the end of life considerations for products. For example, forced labor concerns have rapidly become a global area of interest, and is a topic that will likely be subject to new regulations in the markets we operate within. Numerous laws imposes the prohibitive ban of the importation of goods made with forced labor or compulsory prison labor, including for example the Tariff Act of 1930, as well as the Uyghur Forced Labor Prevention Act (“UFLPA”), and other global laws against forced labor. Certain of our suppliers operate and source materials in China, and their presence in our supply chain could present unique risks for us due to risks associated with the UFLPA, as well as the strain in U.S.-China relations, and China’s unique regulatory landscape. The UFLPA imposes a presumptive ban on the importation of articles, merchandise, apparel, and goods mined, produced, or manufactured wholly or in part in the Xinjiang Uyghur Autonomous Region (Xinjiang) of the People’s Republic of China, or by entities identified by the U.S. government on the UFLPA Entity List. Forced labor concerns have rapidly become a global area of interest, and is a topic that will likely be subject to further regulations or prohibitions in the markets we operate within.

Such a process could result in a delay or complete inability to import such materials (including potentially non-lithium materials), which could result in inventory shortages or greater supply chain compliance costs, particularly to the extent we need to identify new suppliers or to otherwise modify supply chains to address evolving regulatory requirements and/or interpretations. We could also be subject to penalties or fines if our imports are found to have been in violation of the UFLPA or other customs-related laws and regulations. Even if we are not subject to any fines or penalties, any perceived link between our products and Xinjiang, designated entities, or labor practices not in keeping with industry expectations may result in increased costs, affect our business and damage our reputation. Overcoming the UFLPA’s presumption can be a time- and information-intensive process, and we may not be able to obtain sufficient information to satisfy policymakers that products are not connected to forced labor. Moreover, Xinjiang is the source of significant amounts of raw and refined materials and components in the global lithium-ion battery supply chain, and there is ongoing scrutiny of this value chain and companies associated therewith, including for human rights and national security concerns. As such, there is a risk that our operations may be impacted by related supply chain disruptions or costs. Moreover, compliance with the UFLPA or other similar current or proposed requirements, including the European Union Forced Labor Ban Proposal, may have other effects on the global supply chain, the price and scarcity of traceable minerals or other materials of focus, and could lead to increases in our cost of goods sold, which could have an adverse effect on our business, financial condition, and operating results.
Other events that could disrupt our supply chain include:
•the imposition of additional trade legislation or regulations both internationally and domestically;
•the imposition of additional duties, tariffs and other charges on imports and exports, including as a result of the ongoing trade war between the United States and China;
•disruption of manufacturing and supply lines due to stringent government mandated sanctions on production continuity and the movement of goods;
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
We cannot predict whether the countries in which our components and materials are sourced, or may be sourced in the future, will be subject to new or additional trade restrictions imposed by the United States or other foreign governments, including the likelihood, type, effect, or magnitude of any such restrictions and their overall impact on our business and our operating results.
Significant changes in the cost and/or availability of raw materials and components that are incorporated into our energy storage products could adversely affect our business, results of operations, and future prospects.
We are subject to risk from availability and fluctuating market prices of certain commodity raw materials, including, but not limited to, steel, aluminum, copper, nickel, iron phosphate, graphite, manganese, lithium carbonate, lithium hydroxide, and cobalt. These raw materials form an essential and integral part of our energy storage products. Prices and availability of these raw materials is oftentimes affected by, amongst other things, global supply and demand imbalance, inventory levels, changes in interest rates, speculative market activities, and geopolitical uncertainty. During fiscal year 2022, there was sizable increases in the cost of certain metals, including lithium carbonate and lithium hydroxide, which led to an increase in the price of lithium-ion batteries, however, prices decreased again in fiscal year 2023. Our revenue growth is directly tied to the continued adoption of energy storage products by our customers, which may be affected by commodity raw material price fluctuations and component price fluctuations. As we have not historically been the buyer of raw materials for our components and energy storage products, we have not historically entered into hedging arrangements to mitigate commodity risk. Significant price changes or reduced availability for our raw materials and components has a deleterious effect on supply chain certainty with potential knock on effects for reduced operating margin, and in turn, could harm our business, financial condition, and results of operations.
Failure by our vendors and suppliers to use ethical business practices and comply with applicable laws and regulations, including labor and environmental laws, may adversely affect our business.
We do not control our vendors or suppliers nor their business practices. Accordingly, we cannot guarantee that they follow ethical employment practices, such as with respect to child labor, wages and benefits, forced labor, discrimination, safe and healthy working conditions, and with all legal and regulatory requirements relating to the conduct of their businesses. A lack of demonstrated compliance could lead us to seek alternative manufacturers or suppliers, which could increase our costs and result in delayed delivery of our products, product shortages, or other disruptions of our operations. Violation of labor (including forced labor and child labor) or other laws by our manufacturers or suppliers or the divergence of a supplier’s labor or other work practices from those generally accepted as ethical in the U.S. or other markets in which we do business could result in fines for the Company, as well as attract negative publicity for us and otherwise adversely harm our business. Violation of laws by our manufacturers or suppliers could also subject us to regulatory consequences as well. For more information, see our risk factor titled “Interruptions in the flow and/or availability of components and materials from international vendors could disrupt our supply chain and the imposition of additional duties or tariffs by government authorities, and other charges on imports and exports could affect our business and results of operations.”
A loss of one or more of our significant customers, including but not limited to AES and Siemens, and the inability of customers to perform under their respective contracts could harm our business and negatively impact revenue, results of operations, and cash flow.
We are dependent on a relatively small number of customers for our sales, and a small number of customers have historically accounted for a material portion of our revenue. For the fiscal year ended September 30, 2023, our two largest customers, in the aggregate, accounted for approximately 49% of our annual revenue. The loss of any one of the Company’s significant customers, their inability to perform under their contracts, including their default in payment, a significant dispute with one of these customers, a significant downturn or deterioration in the business or financial condition of any of these customers, or any other event significantly negatively impacting the contractual relationship with one of these customers could have a materially adverse effect on the revenues and cash flows of the Company. For the near future, we may continue to derive a significant portion of our net sales from a small number of customers. Accordingly, loss of a significant customer or a significant reduction in pricing or order volume from a significant customer could materially reduce net sales and operating results in any reporting period.

We face increasing competition for our energy storage product, service, and digital application offerings from both more established and new competitors, and if we are unable to attract new customers and retain existing customers, our revenue growth and operating results may be adversely affected.

We operate in an increasingly competitive business environment for our energy storage product, service, and digital application offerings. To increase our revenue and market share, our business strategy depends on our ability to attract new customers and retain our existing customers. Certain of our competitors have financial, technical, manufacturing, marketing, and other resources that are greater than ours, which may allow them to devote greater resources to the design, development, manufacturing, distribution, promotion, sale and support of their product, service, and digital application offerings than we may be able to and therefore more effectively compete for new projects and customers. We expect competition in the energy storage industry to increase due to increased demand from customers and recent regulatory changes and incentives geared towards adoption of energy storage solutions, services, and digital applications, including as a result of the IRA and its anticipated impacts in the United States.

Consolidation by other industry participants could further increase their resources and result in competitors with expanded market share, larger customer bases, greater diversified product and service offerings and greater technological and marketing expertise, which may allow them to compete more effectively against us in the future. Moreover, our competitors may have or may develop products, services, or digital applications that are superior to our products, services, or digital applications (on a price-to-value basis or otherwise) or may adapt more quickly to new or emerging technologies or regulatory regimes implemented across the globe. There are also several competing alternatives for energy storage solutions, as well as non-intermittent energy generation that does not require storage,including but not limited to: lithium-ion batteries, other batteries, pumped hydro, hydrogen, biofuels, and generation paired with carbon sequestration. If we are unable to convince potential customers of the benefits of our products, services, and digital applications, effectively differentiate our product, service, and digital application offerings from our competitors, or if potential or existing customers prefer the offerings of our competitors, we may not be able to effectively implement this aspect of our growth strategy, which may adversely impact our business. Additionally, a significant portion of our annual sales in fiscal year 2023 and 2022 were direct sales to AES or a result of our Siemens sales relationship. If we fail to maintain those relationships with AES and Siemens or if those relationships weaken, or if AES or Siemens decide to reduce their energy storage activities, it could materially impact our business prospects, financial condition, cash flows or sales. Our future growth would then be even more reliant on our ability to recruit and retain new customers outside of AES and Siemens and our existing relationships with them. Our inability to recruit new customers and retain existing customers would harm our ability to execute our growth strategy and may have a material adverse effect on our business operations and financial position.

If we fail to effectively manage our recent and future growth and expansion of our business and operations, we may be unable to execute our business plan, maintain high levels of customer service, and/or adequately address competitive challenges.

We have experienced significant and rapid growth in recent periods. We intend to continue to expand our business significantly within existing and new market segments. This growth has placed, and any future growth may place, a significant strain on our management, operational, and financial infrastructure. In the continued growth and expansion of the Company, our management will also be required to maintain and expand our relationships with customers, suppliers, channel partners, and other third parties and attract new customers and suppliers, as well as manage multiple geographic locations. To manage our growth, we must continue to improve and expand our IT and financial infrastructure and systems, our operating and administrative systems and controls, our ability to manage headcount, capital, and processes in an efficient manner. Our current and planned future infrastructure, plans and processes might be inadequate to support our future growth and may require us to make additional unanticipated investment and improvements, which may adversely impact our financial condition and may disrupt our operations and business. Our success and ability to further scale our business will depend, in part, on our ability to manage expansion and growth in a cost-effective and efficient manner. If we cannot manage our growth, we may be unable to take advantage of market opportunities, execute our business strategies, or respond appropriately and quickly to competitive pressures. This could also result in declines in product quality and customer satisfaction, reputational damage, increased costs, difficulties in introducing new offerings, reduce demand for our offerings, or other operational difficulties. Our future operating results depend on a large extent on our ability to manage our continued expansion and growth successfully and any failure to effectively manage expansion and growth could adversely impact our business and reputation.
In an increasingly competitive market, enhancing our reputation and brand recognition is critical for maintaining our position as an industry leader. If we are not able to maintain and strengthen our reputation and brand recognition, our business and results of operations may be harmed.

We anticipate that, as the markets for energy storage and SaaS products for renewables and storage become increasingly competitive, marketing initiatives may become increasingly difficult and expensive. Our marketing activities may not be successful or yield increased revenue and may fail to yield increased revenue, the increased revenue may not offset the expenses we incur as part of any marketing initiatives, and our results of operations could be harmed. Our ability to maintain and strengthen Fluence brand will depend heavily on our ability to provide quality offerings to our customers. In order to protect our brand, we may also expend substantial resources to register our intellectual property rights and to prevent others from using similar intellectual property, including similar patents and trademarks. Any factor that diminishes our reputation or that of our management, including failing to meet the expectations of or provide quality products and services to our customers on a timely basis, or any adverse publicity or litigation, could make it substantially more difficult for us to attract new customers and to maintain our existing customers. Our ability to successfully position our brand could also be adversely affected by perceptions of our competitors’ products, services, and digital applications. If we do not successfully maintain and strengthen our reputation and brand recognition, our business may not grow, and we could lose our relationships with existing customers. This would harm our business, results of operations, and financial condition.
Our growth depends in part on the success of our relationships with third parties.
We rely on third-party general contractors to install energy storage products at our customers’ sites. We currently work with a limited number of general contractors, which has impacted and may continue to impact our ability to facilitate customer installations as planned in a timely and efficient manner. Our work with contractors or their subcontractors may result in us being required to comply with additional rules (including rules unique to our customers), working conditions, site remediation, and other union requirements, which can add costs and complexity to a project. The timeliness, thoroughness, and quality of the installation-related services performed by our general contractors and their subcontractors in the past have not always met our or our customers’ expectations or standards and in the future may not meet our or our customers’ expectations and standards, and it may be difficult to find and train third-party general contractors that meet our standards at a competitive cost.

If we are unable to attract and retain qualified personnel, including members of the senior management team, in order to execute our business strategy and growth plan, our business and ability to compete may be adversely affected.
Competition for highly qualified personnel is intense in our industry across geographic areas. We depend on the continued services of our senior management and highly-skilled employees across all levels and departments of our organization to run and grow our business. We have experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. The challenging markets in which we compete for talent may also require us to invest significant amounts of cash and equity to attract and retain employees. In addition, a significant portion of our compensation to our key employees is in the form of stock related grants. A prolonged depression in our stock price could make it difficult for us to retain our key members of management and other employees and recruit additional qualified personnel and we may have to pay additional compensation to employees to incentivize them to join or stay with us. Further, many of the companies with which we compete for experienced personnel have greater financial resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or the Company has breached certain legal obligations, resulting in a diversion of our time and resources.
We have adopted a hybrid work policy for our employees in the United States, where employees are expected to split time between home and the office. Many companies, including companies that we compete with for talent, have announced plans to adopt full time remote work arrangements or hybrid work arrangements more flexible than ours, which may impact our ability to attract and retain qualified personnel if potential or current employees prefer these policies. In addition, as a result of our recent move to a hybrid work environment, we expect to face challenges in retention of personnel who prefer to only work from home. We have and may continue to face turnover resulting from the hybrid work policy, requiring us to expend time and resources to source, train and integrate new employees. In addition, current trends in the labor market (including elevated employee attrition, labor availability and wage inflation) have exacerbated and may continue to exacerbate the challenges of attracting and retaining talented and diverse employees. Differences in demands, expectations and priorities of the workforce (such as remote work expectations) may require us to modify our recruiting and retention strategies to attract and retain employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects and ability to compete could be adversely impacted.
Moreover, our success depends largely upon the continued services and leadership of our senior management team. Our senior management has acquired specialized knowledge and skills with respect to our business, and the loss of any of these individuals could harm our business. From time to time, there may be changes in our senior management team, including as a result from the hiring or departure of executives, which could disrupt our business. Our officers are not subject to any restrictions that would require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. The loss of one or more of the members of our senior management team, could harm our business.

We have experienced and may continue to be exposed to risks associated with construction, utility interconnection, commissioning and installation of our products, cost overruns from increased shipping and logistics prices as well as increased prices on raw materials necessary for the production of lithium-ion batteries, and delays, including those related to obtaining government authorizations and permits and other contingencies that may arise in the course of completing installations.

Although we generally are not regulated as a utility, federal, state, and local government laws and regulations concerning electricity heavily influence the market for our products and services. These laws and regulations often relate to electricity pricing, net metering, incentives, taxation, and the rules surrounding the interconnection of customer-owned electricity generation for specific technologies. In the U.S., governments frequently modify these statutes and regulations. Governments, often acting through state utility or public service commissions, change and adopt different requirements for utilities and rates for commercial customers on a regular basis. Changes, or in some cases a lack of change, in any of the laws, regulations, ordinances, or other rules that apply to customer installations and new technology could make it more costly for our customers to install and operate our energy storage products on particular projects sites, and in turn, could negatively affect our ability to deliver cost savings to customers for the purchase of electricity, thereby making our energy storage products less appealing to current customers and potential customers.

The installation and operation of our energy storage products at a particular site are also generally subject to oversight and regulation in accordance with federal, state, and local laws and ordinances relating to building codes, safety, environmental protection, and related matters. It also typically requires obtaining and keeping in good standing various local and other governmental approvals and permits, including environmental approvals and permits, that vary by jurisdiction. In some cases, these approvals and permits require periodic renewal. It is difficult and costly to track the requirements of every individual authority having jurisdiction over our energy storage product installations, to design our energy storage products to comply with these varying standards, and for our customers to obtain and maintain all applicable necessary approvals and permits. We cannot predict whether or when all permits required for a given customer’s project will be granted or whether the conditions associated with the permits will be achievable. The denial of a permit or utility connection essential to a project or the imposition of impractical conditions would impair our customer’s ability to develop the project, and potential disagreement or litigation over a project approval could lead to additional delays. In addition, we cannot predict whether the permitting process will be lengthened due to complexities and appeals. Delay in the review and permitting process for a project (or litigation challenges to a project approval) can impair or delay our customers’ abilities to develop that project or increase the cost so substantially that the project is no longer attractive to our customers. Furthermore, unforeseen delays in the review and permitting process could delay the timing of the installation of our energy storage products and could therefore adversely affect the amount revenue recognition related to the sale of our energy storage products, which could in turn adversely affect our operating results. Delays in the review and permitting process have in the past and may in the future lead to cost overruns, which may have further adverse effects on our business and operating results.
The production and installation of our energy storage products also involves the incurrence of various project costs and can entail project modifications. We have policies and procedures regarding approval of project costs and modifications. In connection with our limited operating history and our significant growth, we have in the past experienced and may in the future experience incurrence of project costs in excess of those budgeted. In addition, disagreements with our customers and suppliers have arisen and may in the future arise with respect to project schedules, work, and modifications, which can result in the need to find different suppliers, loss of future business, additional costs to us and not fully realizing the anticipated profit from the project.
In addition, the successful installation of our energy storage products and solutions is dependent upon the availability of and timely connection to the local electric grid. Our customers may be unable to timely obtain the required consent and authorization of local utilities to ensure successful interconnection to energy grids to enable the successful discharge of renewable energy, if at all. Any delays in our customers’ ability to connect with utilities, delays in the performance of installation-related services, or poor performance of installation-related services will have an adverse effect on our business and results of operations and could cause our results to vary materially from period to period.
Our products, including components thereof, and technology could have undetected defects, errors, vulnerabilities, and/or bugs in hardware or software which could reduce market adoption, cause reputational damage and/or expose us to legal claims that could materially and adversely affect our business.

The energy storage products and solutions we develop are complex and have in the past and may in the future contain bugs, vulnerabilities, design and manufacturing-related defects and errors. We have not historically manufactured batteries or other components of our energy storage products and solutions and relied on our component OEM suppliers and contract manufacturers to control the quality of such components, however we anticipate that we will begin production of the Fluence-made battery packs in mid-2024, which will include battery modules and a battery management system although we will continue to source battery modules and battery management systems from other suppliers as well. We provide installation, construction and commissioning services for our customers that purchase our products. In the past, we have from time to time discovered latent defects in energy storage products and solutions and the components thereof and have experienced defects in workmanship and in the future we may face similar such defects. We have implemented various quality and control initiatives and processes to help prevent defects and issues, which we continue to work on and improve continuously, however, there is no absolute guarantee that there will not be a latent defect in a component from a supplier or manufacturer or from a component we ourselves have manufactured. Defects may occur in the future which may result in significant expenses or disruptions of our operations. We are continuing to evolve the features and functionality of our products and technology platform through updates and enhancements, and as we do, we may introduce inadvertent additional defects or errors that may not be detected until after deployment to customers through our hardware. Any attempt to remedy issues we observe in our hardware and software effectively and efficiently may not be timely and may not be to the satisfaction of our customers. If we are unable to prevent or effectively remedy errors, bugs, vulnerabilities or defects in our software and hardware, or fail to deploy updates to our software properly, we could potentially suffer reputational damage, increased costs, and potential impact to our customer relationships, any of which could adversely affect our business, prospects, financial condition, results of operations, and cash flows.
Since we do not manufacture certain components of our energy storage products, our ability to seek recourse for liabilities and recover costs from our component OEM suppliers and contract manufacturers depends on our contractual rights as well as the financial condition and integrity of such component OEM suppliers and contract manufacturers. Furthermore, our component OEM suppliers and contract manufacturers may be unable or not required to correct manufacturing defects or other failures of such components of our energy storage products in a manner satisfactory to our customers, which could adversely affect customer satisfaction, market acceptance, and our business reputation. On rare occasions, lithium-ion batteries can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion batteries. This faulty result could subject us to lawsuits, product recalls, or redesign efforts, all of which would be time consuming and expensive. For example, in April 2019, the McMicken energy storage facility in Arizona experienced a thermal event and subsequent explosion, injuring several first responders and making the facility inoperable. The facility was built prior to the creation of Fluence and was under a maintenance contract with Fluence. The response and investigation required significant expense and the devotion of significant management time. Also, general negative public perception regarding the suitability of lithium-ion batteries for energy applications or any future incident involving lithium-ion batteries, such as a plant, vehicle or other fire, even if such incident does not involve Fluence, could adversely affect our business and reputation.
We may be subject, in the ordinary course of business, to losses resulting from products liability, accidents, acts of God and other legal claims against us. Any insurance that we carry may not be sufficient or it may not apply to all situations. In addition, our customers could be subjected to claims as a result of such incidents and may bring legal claims against us to attempt to hold us liable. Any of these events could adversely affect our brand and reputation, relationships with customers, operating results, or financial condition. For example, on September 4, 2021, a 300 MW energy storage facility owned by one of our customers experienced an overheating event and the customer’s stated findings, if ultimately confirmed and proven, could relate to certain scopes of work for which Fluence or its subcontractors could be responsible. The customer’s stated findings, however, could also relate to certain scopes of work for which other parties were responsible and/or relate to other causes, including the design and installation of portions of the facility over which Fluence did not have responsibility or control. The customer has alleged that Fluence is liable for the incident but has not yet demanded a specific amount of compensation nor alleged a particular level of responsibility. Fluence has denied liability and cannot comment on the customer’s findings at this time. No formal legal proceedings have been commenced, but it is reasonably possible that litigation may result from this matter if a resolution cannot be achieved. To date, we do not believe that this incident has impacted the market’s adoption of our products.
In addition, Fluence Mosaic generates artificial intelligence-enabled bid recommendations for utility-scale storage and renewable generation assets, enabling customers to optimize asset trading in wholesale electricity markets. While we are generally not regulated as a utility or a broker-dealer, customers of Fluence Mosaic are regulated market participants. We could experience scrutiny from regulators on the provision of Fluence Mosaic bid recommendations to our customers and use of such application and the related technologies by our customers. Fluence Nispera, which optimizes renewable asset performance with real-time monitoring, automated reporting, and AI-powered analytics, integrates asset data with intelligent machine learning models and visualization tools. Both of these digital applications could experience a software anomaly, that could result in an unexpected, material adverse event for customers, and may therefore damage our reputation, business and future prospects.
Any defects or errors in our product, service, or digital applications offerings, or the perception of such defects or errors, or other performance problems could result in any of the following, each of which could adversely affect our business, financial condition, and results of operations:

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
Although we have contractual protections, including warranty disclaimers and limitation of liability provisions, in many of our agreements with customers, resellers, and other business partners, such protections may not be uniformly implemented in all contracts and, where implemented, may not fully or effectively protect from claims by customers, resellers, business partners or other third parties. Any insurance coverage or indemnification obligations of suppliers may not adequately cover all such claims or cover only a portion of such claims. A successful product liability, warranty, or other similar claim could have an adverse effect on our business, financial condition, and operating results. In addition, even claims that ultimately are unsuccessful could result in expenditure of funds in litigation, divert management’s time and other resources, and cause reputational harm as well as lead to potential loss of existing or future customers. .
Compromises, interruptions, or shutdowns of our systems, including those managed by third parties, whether intentional or inadvertent, could lead to delays in our business operations and, if significant or extreme, affect our results of operations.
From time to time, our systems require modifications and updates, including by adding new hardware, software, and applications; maintaining, updating, or replacing legacy programs; and integrating new service providers and adding enhanced or new functionality. Although we are actively selecting systems and vendors and implementing procedures to enable us to maintain the integrity of our systems when we modify them, there are inherent risks associated with modifying or replacing systems, and with new or changed relationships, including accurately capturing and maintaining data, realizing the expected benefit of the change, and managing the potential disruption of the operation of the systems as the changes are implemented. Potential issues associated with implementation of these technology initiatives could reduce the efficiency of our operations in the short term. The efficient operation and successful growth of our business depends upon our information technology systems. The failure of our information technology systems and the third-party systems we rely on to perform as designed, or our failure to implement and operate them effectively, could disrupt our business or subject us to liability and thereby may have a material adverse effect on our business, financial condition, results of operations, and prospects.

Our energy storage products, which are complex, could contain defects, and/ or may not operate at expected performance levels, which may cause us to incur warranty expenses beyond current estimates and could adversely affect our business and results of operations.

We offer standard limited assurance type product warranties, as well as extended service type warranties. Our limited warranties cover defects in materials and workmanship of our products for normal use and service conditions typically between one and five years following commercial operation date or substantial completion depending on the contract. As a result, we bear the risk of warranty claims long after we have sold the product and recognized revenue. Our estimated costs of warranty for previously sold products may change to the extent future products may not be compatible with earlier generation products under warranty. Furthermore, as we are in a evolving industry, there is a degree of uncertainty regarding estimated warranty costs due to limited data.

We have limited operating history and therefore must project how our product will perform over the estimated warranty period and the estimated reserve may have material changes. In addition, under real world operating conditions, which may vary by location and design, as well as environmental conditions, our product may perform in a different way than under standard test conditions or other failure data sets. We depend significantly on our reputation for reliability and high-quality products and services, exceptional customer service and our brand name to attract new customers and grow our business. If our products and services do not perform as anticipated or we experience unexpected reliability problems or widespread product failures, our brand and market reputation could be significantly impaired and we may lose, or be unable to gain or retain, customers which could impact our business and results of operations.

Because of the limited operating history of our products, we have been required to make assumptions and apply judgments, including the durability and reliability of our products, performance over the estimated warranty period and our anticipated rate of warranty claims. Our assumptions could prove to be materially different from the actual performance of our products, causing us to incur substantial expense to repair or replace defective products in the future. An increase in our estimates of future warranty obligations due to product failure rates, field service obligations and rework costs incurred in correcting product failures could cause us to increase the amount of warranty obligations and may adversely impact on our results of operations. If our warranty reserves are inadequate to cover future warranty claims on our energy storage products, our financial condition and results of operations will be adversely affected. Warranty reserves include our management’s best estimates of the projected costs to repair or to replace items under warranty, which is based on estimated failure rates. Such estimates are inherently uncertain and changes to our historical or projected experience, especially with respect to energy storage products which are still in development and which we expect to produce at significantly greater volumes than our past products, may cause material changes to our warranty reserves in the future.

We are exposed to fluctuations in currency exchange rates, which could negatively affect our operating results.

The Company in the ordinary course of business enters into projects globally, which are denominated in foreign currencies such as the Euro, the Pound, the Australian Dollar, and the Canadian Dollar, and is therefore subject to fluctuations due to changes in foreign currency exchange rates. In particular, current geopolitical instability and fiscal and monetary policies have caused, and may continue to cause, significant volatility in the currency exchange rates, and such volatility may continue for the foreseeable future. If our exposure to currency fluctuations increases and we are not able to successfully hedge against all the risks associated with currency fluctuations, our operating results could be adversely affected. Furthermore, such currency fluctuations may also adversely impact our ability to accurately predict our future financial results. Therefore, from time to time, we seek to manage our exposure to foreign currency risk relating to these cash flow projects through entering into different types of hedging arrangements designed to reduce such risk exposure. However, there can be no assurance that our hedging activities will successfully reduce our risk exposure. In addition, there may be unforeseen events affecting our business that could lead us to be long in positions that we did not anticipate when such hedging transactions were put into place which in turn could lead to adverse effects on our financial position.

Our current and planned foreign operations expose us to additional business, financial, regulatory, geopolitical, and other related risks which may have a material adverse effect on our business.
We sell our products and solutions and have operations in a number of different countries, including, but not limited to, the United States, the United Kingdom, multiple European Union countries, Chile, Australia, Taiwan, India, Canada, and the Philippines. We have in the past, and may in the future, evaluate and take advantage of opportunities to expand into new geographic markets and introduce new offerings that are a natural extension of our existing business. We also may from time to time engage in acquisitions of businesses or product lines with the potential to strengthen our market position, enable us to enter attractive markets, expand our technological capabilities, or provide synergy opportunities in those geographic markets we currently are in or in other geographic markets that we have not yet penetrated.
Operating globally requires significant resources and management attention and subjects us to business, financial, regulatory, geopolitical, and other related risks. In particular, our international operations and the markets in which we operate or that we may operate in in the future expose us to risks, including:
•compliance with multiple, potentially conflicting and changing laws, regulations and permitting processes, including trade, labor, environmental, health, safety, banking, employment, privacy and data protection and privacy laws and regulations, such as the EU Data Privacy Directive, as well as tariffs, export quotas, customs duties and other trade restrictions;
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
•limited or unfavorable intellectual property protection and practical difficulties associated with enforcing our legal rights abroad;

•geopolitical or economic conditions or uncertainty, which may include war, political instability or unrest, or terrorism, and natural disasters and pandemics;
•increased management, travel, infrastructure, and legal compliance costs associated with having operations in many countries;
•increased financial accounting and reporting burdens and complexities;
•changes in diplomatic and trade relationships, including political risk and customer perceptions based on such changes and risks;
•heightened risks of unfair or corrupt business practices in certain geographies that may impact our financial results and result in restatements of our consolidated financial statements;
• restrictions on the repatriation of earnings;
•different customer and sales practices including longer sales cycles, warranty expectations, and product return policies;
•differing technical standards, existing or future regulatory and certification requirements, and required features and functionality as well as different cost, performance, and compatibility requirements; and
•fluctuations in the value of foreign currencies and global inflation.
These risks listed above are generally beyond our ability to adequately control, influence or predict and if we fail to successfully control, influence, or predict these risks, they could have a material adverse effect on our business, financial position, results of operations and liquidity.
Our hardware and software-enabled services involve a lengthy sales and installation cycle, and if we fail to close sales on a regular and timely basis it could adversely affect our business, financial condition, and results of operations.
Our current sales and installation cycle averages up to twenty months for our hardware and software-enabled services but varies considerably on a project by project basis. In order to make a sale, we must often provide a significant level of education to prospective customers regarding the use and benefits of our hardware and software-enabled services. The period between initial discussions with a potential customer and the sale of an energy storage product typically depends on a number of factors, including the potential customer’s budget and decision as to the type of financing it chooses to use, as well as the arrangement of such financing. Prospective customers often undertake a significant internal evaluation process, which may further extend the sales cycle. Because of the long sales cycle, we may expend significant resources without having certainty of generating a sale. This lengthy sales cycle is subject to a number of significant risks over which we have little or no control.
These lengthy sales and installation cycles increase the risk that our customers may fail to satisfy their payment obligations, increased labor costs for trouble shooting and commissioning, increased financing costs, that our customers may cancel orders before the completion of the transaction, or delay the planned date for installation. Cancellation rates may be impacted by factors outside of our control including an inability to timely install an energy storage product at the customer’s chosen location, if at all, because of permitting or other regulatory issues, unanticipated changes in the cost or availability of alternative sources of electricity available to the customer, or other reasons unique to each customer. If we are unsuccessful in closing sales after expending significant resources or if we experience delays or cancellations in the installation process, our business, financial condition, and results of operations could be adversely affected.

Amounts included in our pipeline and contracted backlog may not result in actual revenue or translate into profits.
Information about our pipeline and contracted backlog included in this Annual Report is based on numerous assumptions and limitations, calculated using our internal data which may not provide an accurate indication of our future or expected results as we cannot guarantee that our pipeline or contracted backlog will result in actual revenue in the originally anticipated period, if at all, or will result in meaningful revenue or profitability. Our customers operate in a relatively new industry and have based their commitments to us on assumptions about future energy prices, demand levels, regulatory regimes and incentives, among other factors. Further, certain customers may need to obtain financing to fulfill their commitments to us. If the market does not grow as expected, the regulatory environment changes, or customers fail to obtain necessary financial backing, customers may fail to satisfy their minimum purchase commitments to us and we would fail to realize our contracted backlog. Furthermore, our pipeline or contracted backlog may not generate margins equal to historical operating results or to the expected level guided to by management. We have only tracked our pipeline and contracted backlog on a consistent basis for a relatively short period of time, and as a result, we do not have significant experience in determining the level of realization that we will achieve on these contracts. Our customers may experience delays that could result in project delays or cancelled orders as a result of external market factors and economic or other factors beyond our control. If our pipeline or contracted backlog fails to result in revenue as anticipated or in a timely manner, we could experience a reduction in revenue, profitability, and liquidity. See “Management’s Discussion and Analysis of Financial

Condition and Results of Operations—Key Operating Metrics” for additional information regarding our pipeline and contracted backlog.

If our estimates of useful life for our energy storage products and related hardware and software-enabled services are inaccurate or if our component OEM suppliers do not meet service and performance warranties and guarantees, our business and financial results could be adversely affected.

We sell hardware products and software-enabled services to our customers. Our software-enabled services are essential to the operation of our hardware products. Our pricing of services contracts is based upon the value we expect to deliver to our customers, including considerations such as the useful life of the energy storage product and prevailing electricity prices. We also provide warranties and guarantees covering the efficiency and performance of certain of our products and digital applications. We do not have a long history with a large number of field deployments, and our estimates may prove to be incorrect. Failure to meet these performance warranties and guarantee levels may require us to refund our service contract payments to the customer or require us to make cash payments to the customer based on actual performance, as compared to expected performance, or may result in litigation by customers, which would impact our brand, business, and results of operations.

As part of growing our business, we have in the past made acquisitions and expect to continue to evaluate acquisitions into the future. If we fail to successfully select, execute, or integrate our acquisitions, then our business and operating results could be adversely affected and our stock price could decline.
We continuously evaluate potential acquisitions to add new product lines and technologies, gain new sales channels, enter into new sales territories, or expand our market share. For example, in 2022, we acquired our asset performance management software, Fluence Nispera, and in 2020, we acquired a software and digital intelligence platform, which has become Fluence Mosaic. Acquisitions involve numerous risks and challenges, including but not limited to the following:
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
•inability to implement uniform standards, disclosure controls and procedures, internal controls over financial reporting, and other procedures and policies in a timely manner, if at all;
•inability to realize the anticipated benefits of or successfully integrate with our existing business the businesses, products, technologies or personnel that we acquire;
•failure to appropriately and holistically identify all the problems, liabilities, risks, or other challenges of any acquisition, technology or solution at the time of closing;
•known and unknown liabilities including contract, tax, regulatory or other legal, and other obligations incurred by the acquired business or fines or penalties, for which indemnity obligations, escrow arrangements or insurance may not be available or may not be sufficient to provide coverage; and
•potential post-closing disputes.
As part of undertaking an acquisition, we may also significantly revise our capital structure or operational budget, including through issuing common stock that would dilute the ownership percentage of our stockholders, assuming liabilities or debt, utilizing a substantial portion of our cash resources to pay for the acquisition, or significantly increasing operating expenses. In addition, our effective tax rate in any particular quarter may also be impacted by acquisitions. Following the closing of an acquisition, we may also have disputes with the seller regarding contractual requirements and covenants, purchase price adjustments, contingent payments, or indemnifiable losses. Any such disputes may be time consuming and distract management from other aspects of our business. In addition, if we increase the pace or size of acquisitions, we will have to expend significant management time and effort into the transactions and integrations, and we may not have the proper human resources bandwidth to ensure successful integrations and accordingly, our business could be harmed or the benefits of our acquisitions may not be realized.

Our customer relationships, business, financial results and reputation may be adversely impacted due to events and incidents relating to storage, delivery, installation, operation, maintenance, and shutdowns of our energy storage products.
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

The global markets in which we operate were impacted by the COVID-19 pandemic and could in the future be adversely affected by COVID-19 or other health pandemics, epidemics or similar public health threats. For example, in fiscal years 2021 and 2022, as a result of the COVID-19 pandemic, our ground operations at project sites, our manufacturing facilities and our suppliers and vendors were disrupted by worker absenteeism, quarantines, shortage of COVID-19 test kits and personal protection equipment for employees, office and factory closures, disruptions to ports and other shipping infrastructure, and other travel and health-related restrictions. Additionally, we saw COVID-19 driven lockdowns in key areas for our battery suppliers, such as China, that resulted in our battery suppliers issuing delay notices to us. Due to the delays from our battery suppliers, some of our intended projects were delayed, resulting in lower revenue recognition. Additionally, some of our projects that were delayed because of COVID-19 supply chain disruptions also incurred liquidated damages payable to our customers resulting in decreased profitability. If our ground operations at project sites, our manufacturing facilities and our suppliers or vendors are so affected in the future, our supply chain, manufacturing and product shipments may be delayed, which could adversely affect our business, operations, and customer relationships.
We have encountered and could encounter in the future project delays and resulting liquidated damages claims from customers due to impacts arising from or related to actual or threatened health epidemics, pandemics or similar public health threats on suppliers, customers, or others. The duration and intensity of these potential impacts and resulting disruption to our operations is uncertain and continues to evolve. The extent to which these events may impact our business will depend on future developments, which are highly uncertain and cannot be predicted at this time. Accordingly, to the extent any such actual or threatened health epidemics, pandemics or similar public health threat arises, management will monitor the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce.
The scope and duration of a pandemic, epidemic or other similar public health threat, including any future resurgences, the pace at which government restrictions, if any, are implemented to contain a virus and then lifted, the impact on our customers and suppliers, the speed and extent to which markets recover from the disruptions caused by a pandemic, epidemic, or other similar public health threat, and the impact of these factors on our business will depend on future developments that are highly uncertain and cannot be predicted with confidence. The impact of a pandemic, epidemic, or other similar public health threat may also exacerbate other risks discussed herein, any of which could have a material adverse effect on our business, results of operations, or financial condition.

Risks Related to Our Industry

If renewable energy technologies are not suitable for widespread adoption or sufficient demand for our hardware and software-enabled services does not develop or takes longer to develop than we anticipate, our sales may decline, and we may be unable to achieve or sustain profitability.
The market for renewable, distributed energy generation is emerging and rapidly evolving, and its future success and trajectory is uncertain and subject to a number of risks. If renewable energy generation proves unsuitable for widespread commercial deployment or if demand for our energy storage products and solutions and software-enabled services fails to develop as currently anticipated, our revenue, market share, and our ability to achieve and/or sustain profitability may be adversely affected.

Many factors may influence the widespread adoption of renewable energy generation and demand for our hardware and software-enabled services, including, but not limited to, the cost-effectiveness of renewable energy technologies as compared with conventional and competitive technologies, the performance and reliability of renewable energy products as compared with conventional and non-renewable products, fluctuations in economic and market conditions that impact the viability of conventional and competitive alternative energy sources, increases or decreases in the prices of oil, coal and natural gas, continued deregulation of the electric power industry and broader energy industry, governmental regulations regarding renewable energy generation, and the availability or effectiveness of government subsidies and incentives. The growth of renewable energy generation is relevant to the demand for energy storage because increases in intermittent solar and wind power in many jurisdictions have spurred the demand for energy storage to help maintain reliability and support the integration of solar and wind power into the electrical grid.

The growth and profitability of our business is largely dependent upon the continued decline in the overall cost of battery storage. Over the last decade the cost of battery storage products, particularly lithium-ion based battery storage products, have declined significantly. This lower cost has been driven by advances in battery technology, maturation of the battery supply chain, the scale of battery production by the leading manufacturers and other factors. The growth of our hardware sales and related software-enabled services is dependent upon the continued decrease in the price and efficiency of battery storage products of our component OEM suppliers. However, in fiscal year 2022, we saw battery prices increase for the first time and as a result, we had to evolve and adopt a different contracting strategy to ensure preservation of margin in such instance. If for any reason going forward our component OEM suppliers are unable to continue to reduce the price of their components, our business and financial condition may be negatively impacted. Additionally, the growth and profitability of our business is dependent on domestic supply chains that have not yet begun commercial operations. Delays in the construction of these domestic supply chains could cause delays to our projects and could result in lower sales, profitability, and potentially canceled contracts. This could harm our relationships with our customers if projects are delayed.

If the estimates and assumptions we use to determine the size of our total addressable market are inaccurate, our future growth rate may be affected, and the potential growth of our business may be limited.

Market estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate. Even if the markets in which we compete meet our size estimates and forecasted growth, our business could fail to grow at similar rates, if at all. The assumptions relating to our market opportunities include, but are not limited to, the following: (i) according to BloombergNEF, global energy storage capacity grew 63% per annum between 2015 and 2020 based on the Energy Storage Market Outlook dated October 2022 and is expected to grow at a further 27% compound annual growth rate through 2030 based on the Energy Storage Market Outlook dated October 2023; (ii) declines in overall lithium-ion battery costs and in the cost of renewable generation; (iii) growing demand for renewable energy; and (iv) increased complexity of the electrical grid. Our market opportunities are also based on the assumption that our existing and future offerings will be more attractive to our customers and potential customers than competing products and services. If these assumptions prove inaccurate, our business, financial condition, and results of operations could be adversely affected. For more information regarding our estimates of market opportunity and the forecasts of market growth included herein, see the section entitled “Business.”
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
A significant recent development in renewable-energy pricing policies in the U.S. occurred on July 16, 2020, when the Federal Energy Regulatory Commission (“FERC”) issued a final rule amending regulations that implement the Public Utility Regulatory Policies Act (“PURPA”). Among other requirements, PURPA mandates that electric utilities buy the output of certain renewable generators below established capacity thresholds. PURPA also requires that such sales occur at an utility’s “avoided cost” rate. FERC’s PURPA reforms include modifications (1) to how regulators and electric utilities may establish avoided cost rates for new contracts; (2) that reduce from 20 MW to 5 MW, the capacity threshold above which there is a rebuttable presumption that a renewable-energy qualifying facility has nondiscriminatory market access, thereby removing the requirement for utilities to purchase its output; (3) that require regulators to establish criteria for determining when an electric utility incurs a legally enforceable obligation to purchase from a PURPA facility; and (4) that reduce barriers for third parties to challenge PURPA eligibility. In general, FERC’s PURPA reforms have the potential to reduce prices for the output from certain new renewable generation projects while also narrowing the scope of PURPA eligibility for new projects. These effects could reduce demand for PURPA-eligible battery energy storage products and could harm our business, prospects, financial condition, and results of operations.
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

The economic benefit of our offerings to our customers depends on the cost of electricity available from alternative sources, including local electric utility companies, which cost structure is subject to change.

The economic benefit of our energy storage products and solutions to our customers includes, among other things, the benefit of reducing such customers’ payments to the local electric utility company. The rates at which electricity is available from a customer’s local electric utility company is subject to change and any changes in such rates may affect the relative benefits of our energy storage products. Factors that could influence these rates include the effect of energy conservation initiatives that reduce electricity consumption, construction of additional power generation plants (including nuclear, coal or natural gas), and technological developments by others in the electric power industry. Further, the local electric utility may impose “departing load,” “standby” or other charges on our customers in connection with their acquisition of our energy storage products, the amounts of which are outside of our control and which may have a material impact on the overall economic benefit of our energy storage products to and cost analysis for our customers of our energy storage products. Changes in the rates offered by local electric utilities and/or in the applicability or amounts of charges and other fees imposed by such utilities on customers acquiring our energy storage products could adversely affect the demand for our energy storage products.

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

In particular, in the United States, there have been multiple significant changes recently proposed or enacted to the taxation of business entities (including the passing of the IRA), including, among other things, implementing a 15% corporate minimum tax on book income of certain large corporations effective in 2024, a 1% excise tax on net stock repurchases after December 31, 2022, and several tax incentives to promote clean energy. We are still evaluating the impact these IRA-related tax incentives may have on our financial results as we go forward. Additionally, we are currently unable to predict whether other proposed changes to tax laws will be enacted and, if so, when they would be effective or the ultimate impact on us or our business. To the extent that such changes have a negative impact on us or our business, these changes may materially and adversely impact our business, financial condition, and results of operations.
In addition, the amounts of taxes we pay are subject to current or future audits by taxing authorities in the United States and all other jurisdictions in which we operate. If audits result in additional payments or assessments, our future results may include unfavorable adjustments to our tax liabilities, and our financial statements could be adversely affected.
We may incur obligations, liabilities, or costs under environmental, health, and safety laws, which could have an adverse impact on our business, financial condition, and results of operations.
We are required to comply with federal, state, local, and foreign laws and regulations regarding the protection of the environment, health, and safety. We may incur expenses, or be subject to liability, related to the transportation, storage, or disposal of lithium-ion batteries, or other materials used in our products. Adoption of more stringent laws and regulations in the future could require us to incur substantial costs to come into compliance with these laws and regulations. In addition, violations of, or liabilities under, these laws and regulations may result in restrictions being imposed on our operating activities or in our being subject to adverse publicity, substantial fines, penalties, criminal proceedings, third-party property damage or personal injury claims, cleanup costs, or other costs. Liability under these laws and regulations can be imposed on a joint and several basis and without regard to fault or the legality of the activities giving rise to the claim. In addition, future developments such as more aggressive enforcement policies or the discovery of presently unknown environmental conditions may require expenditures that could have an adverse effect on our business, financial condition, and results of operations.
The reduction, elimination, or expiration of government incentives for, or regulations mandating the use of, renewable energy could reduce demand for energy storage products and harm our business.

Federal, state, local, and foreign government bodies provide incentives to owners, end users, distributors, system integrators and manufacturers of renewable energy products to promote renewable electricity in the form of rebates, tax credits and other financial incentives. The range and duration of these incentives varies widely by jurisdiction. Our customers typically use our products for grid-connected applications wherein power is sold under a power purchase agreement or into an organized electric market. The reduction, elimination, or expiration of government incentives for grid-connected electricity may negatively affect the competitiveness of our offerings relative to conventional renewable sources of electricity and could harm or halt the growth of our industry and our business. These subsidies and incentives may expire on a particular date, end when the allocated funding is exhausted or be reduced or terminated as renewable energy adoption rates increase or as a result of legal challenges, the adoption of new statutes or regulations, or the passage of time. These reductions or terminations may occur without warning. There is no guarantee that such policies and incentives will continue to exist in current form, if at all. The reduction, elimination or expiration of such incentives therefore could reduce demand for our offerings and therefore could harm our business, operating results, and cash flows.

In August 2022, the United States passed the IRA, which includes a number of government incentives that support the adoption of energy storage products and services and are anticipated to benefit the Company and its operations. The impact of the IRA and its accompanying guidance on our operations cannot be known with certainty and we may not recognize the benefits we anticipate. We are continuing to evaluate the potential overall impact and applicability of the IRA on our business and operations. To the extent that any impacts from the IRA are less beneficial than anticipated or have a negative impact on us or our business or on our customers’ businesses, these changes may materially and adversely impact our business, financial condition, and results of operations.

Revenue from any projects we support may be adversely affected if there is a decline in public acceptance or support of renewable energy, or regulatory agencies, local communities, or other third parties delay, prevent, or increase the cost of constructing and operating customer projects.

Certain persons, associations and groups could oppose renewable energy projects in general or our customers’ projects specifically, citing, for example, misuse of water resources, landscape degradation, land use, food scarcity or price increase, and harm to the environment. Moreover, regulation may restrict the development of renewable energy plants in certain areas. In order to develop a renewable energy project, our customers are typically required to obtain, among other things, environmental impact permits or other authorizations and building permits, which in turn require environmental impact studies to be undertaken and public hearings and comment periods to be held during which any person, association, or group may oppose a project. Any such opposition may be taken into account by government officials responsible for granting the relevant permits, which could result in the permits being delayed or not being granted or being granted solely on the condition that our customers carry out certain corrective measures to the proposed project, and opposition to a project could lead to legal challenges by opponents to an agency’s approval of the project permits.
Severe weather events, including the effects of climate change, are inherently unpredictable and may have a material adverse effect on our financial results and financial condition.
Our business, including our customers and suppliers, may be exposed to severe weather events and natural disasters, such as tornadoes, tsunamis, tropical storms (including hurricanes), earthquakes, windstorms, hailstorms, severe thunderstorms, wildfires, and other fires, which could cause operating results to vary significantly from one period to the next. We may incur losses in our business in excess of: (1) those experienced in prior years, (2) the average expected level used in pricing, or (3) current insurance coverage limits. The incidence and severity of severe weather conditions and other natural disasters are inherently unpredictable. Climate change is anticipated to increase the occurrence of certain natural events, such as an increase in the frequency or severity of wind and thunderstorm events, and tornado or hailstorm events; more frequent wildfires and subsequent landslides in certain geographies; higher incidence of deluge flooding; and the potential for an increase in severity of the hurricane events due to higher sea surface temperatures. Climate change may also result in chronic physical changes, such as changes to temperature or precipitation patterns or rising sea levels that may also adversely impact the suitability of certain project sites or otherwise adversely impact our business. Evolving market conditions, shift in global policy on climate change, and the increase in frequency and impact of extreme weather events on critical infrastructure globally as a result of climate change have the potential to disrupt our business, the business of our suppliers and the business of our customers, and may cause us to experience higher attrition, losses and additional costs to maintain or resume operations. Additionally, climate change may adversely impact the demand, price, and availability of insurance that may be available to us and to our customers at project sites. While we may take various actions to mitigate our business risks associated with climate change, this may require us to incur substantial costs and may not be successful, due to, among other things, the uncertainty associated with the longer-term projections associated with managing climate risks.
Increasing attention to, and evolving expectations regarding, ESG matters may impact our business and reputation.
Companies across industries are facing increasing scrutiny from a variety of stakeholders related to their ESG and sustainability practices. Expectations regarding voluntary ESG initiatives and disclosures may result in increased costs (including but not limited to increased costs related to compliance, stakeholder engagement, contracting and insurance), changes in demand for certain products, enhanced compliance or disclosure obligations, or other impacts to our business, financial condition, or results of operations.
While we have in past, and expect in future to continue, engaged in voluntary initiatives (such as voluntary disclosures, certifications, or goals, among others) to improve the ESG profile of our Company and/or products or to respond to stakeholder expectations, such initiatives may be costly and may not have the desired effect. Expectations around company’s management of ESG matters continues to evolve rapidly, in many instances due to factors that are out of our control. For example, we may ultimately be unable to complete certain initiatives or targets, either on the timelines initially announced or at all, due to technological, legal, cost, or other constraints, which may be within or outside of our control. Moreover, actions or statements that we may take based on expectations, assumptions, or third-party information that we currently believe to be reasonable may subsequently be determined to be erroneous or be subject to misinterpretation. If we fail to, or are perceived to fail to, comply with or advance certain ESG initiatives (including the timeline and manner in which we complete such initiatives), we may be subject to various adverse impacts, including reputational damage and potential stakeholder engagement and/or litigation, even if such initiatives are currently voluntary. For example, there have been increasing allegations of greenwashing against companies making significant ESG claims due to a variety of perceived deficiencies in performance, including as stakeholder perceptions of sustainability continue to evolve. Companies, such as us, involved in the energy transition may be especially impacted by such criticisms, due to our efforts to position our business plan focusing on helping customers achieve sustainability-related goals and objectives.
We expect there will likely be increasing levels of regulation, disclosure-related and otherwise, with respect to ESG matters. For example,various policymakers, such as the SEC and the State of California, have adopted, or are considering adopting rules to require companies to provide significantly expanded climate-related disclosures in their periodic reporting, which may require us to incur significant additional costs to comply, including the implementation of significant additional internal controls processes and procedures regarding matters that have not been subject to such controls in the past, and impose increased oversight obligations on our management and board of directors. Simultaneously, there are efforts by some stakeholders to reduce companies’ efforts on certain ESG-related matters. Both advocates and opponents to certain ESG matters are increasingly resorting to a range of activism forms, including media campaigns and litigation, to advance their perspectives. To the extent we are subject to such activism, it may require us to incur costs or otherwise adversely impact our business. This and other stakeholder expectations will likely lead to increased costs as well as scrutiny that could heighten all of the risks identified in this risk factor. Additionally, many of our customers and suppliers may be subject to similar expectations, which may augment or create additional risks, including risks that may not be known to us.
Risks Related to Our Financial Condition and Liquidity

Our ABL Credit Agreement imposes certain restrictions that may affect our ability to operate our business and make payments on our indebtedness.
We are party to an asset-based syndicated credit agreement (the “ABL Credit Agreement”) with revolving commitments in an aggregate principal amount of $400.0 million (the “ABL Facility”). The ABL Credit Agreement contains covenants that, among other things, restrict our ability to incur indebtedness; incur liens; sell, transfer, or dispose of property and assets; invest; pay dividends, make distributions or other restricted payments and engage in affiliate transactions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources— ABL Facility” for further discussion of the ABL Facility. The terms of the ABL Credit Agreement limits Fluence Energy, LLC and its subsidiaries ability to pay cash dividends to, lend to, or make other investments in Fluence Energy, Inc., subject to certain exceptions, including certain payments under the Tax Receivable Agreement are permitted. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Tax Receivable Agreement” for further discussion of the Tax Receivable Agreement. These restrictions may restrict our current and future operations, particularly our ability to respond to certain changes in our business or industry or take future actions.

Our ability to meet these restrictive covenants can be impacted by events beyond our control and we may be unable to do so. Our ABL Credit Agreement and related security agreements provides that our breach or failure to satisfy certain covenants constitutes an event of default. Upon the occurrence of an event of default, our lenders could elect to declare all amounts outstanding under its debt agreements to be immediately due and payable. In addition, our lenders, to whom we granted a security interest in substantially all of our assets, would have the right to proceed against such assets we provided as collateral pursuant to the ABL Credit Agreement and related security agreement. If the debt under our ABL Facility was to be accelerated, we may not have sufficient cash on hand or be able to sell sufficient collateral to repay it, which would have an immediate adverse effect on our business and operating results. This could potentially cause us to cease operations and result in a complete loss of your investment in our Class A common stock.

In addition, availability under the ABL Facility is subject to a borrowing base calculated based on a percentage of Net Orderly Liquidation Value (as defined in the ABL Credit Agreement), which, in turn, may be impacted by factors outside of our control, including demand for the Company’s products, competition with producers of similar products and supply chain factors. As such, we may not have full access to our current ABL Facility availability based on the actual borrowing base calculation at any future period. Should our borrowing base under the ABL Facility decline, our ability to borrow against the ABL Facility to fund future operations and business transactions could be limited.

Moreover, the ABL Credit Agreement requires us to dedicate a portion of our cash flow from operations to interest payments, thereby reducing the availability of cash flow to fund working capital, capital expenditures and other general corporate purposes; increasing our vulnerability to adverse general economic, industry, or competitive developments or conditions; and limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate or in pursuing our strategic objectives.
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
Such capital may not be available on favorable terms to us, if at all. Furthermore, if we issue equity or debt securities to raise additional capital, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences, and privileges senior to those of our existing stockholders. In addition, if we raise additional capital through collaboration, licensing, or other similar arrangements, it may be necessary to relinquish valuable rights to our products, potential products, or proprietary technologies, or grant licenses on terms that are not favorable to us. If we are unable to rely on our standalone credit quality or utilize such credit support tools like parent company guarantees, letters of credit, or surety bonds going forward, it may impact our ability to sell products or establish customer and supplier relationships going forward. If we cannot raise capital on acceptable terms, we may not be able to develop or enhance our product, service, and digital application offerings, execute our business plan, take advantage of future opportunities, or respond to competitive pressures, changes in our supplier relationships, or unanticipated customer requirements. Any of these events could adversely affect our ability to achieve our development and commercialization goals, which could have a material adverse effect on our business, results of operations, and financial condition.

Risks Related to Our Intellectual Property, Data Privacy and Technology
If we are unable to obtain, maintain and enforce adequate protection for our intellectual property or if the scope of our intellectual property protection is not sufficiently broad, others may be able to develop and commercialize technology and intellectual property substantially similar to ours, and our ability to successfully commercialize our technology or intellectual property may be adversely affected.
Our business depends on internally developed technology or other internally developed intellectual property, including hardware, software, databases, systems, confidential information and know-how, the protection of which is crucial to the success of our business. We rely on a combination of patent, trademark, trade-secret, and copyright laws as well as internal confidentiality procedures and contractual provisions to establish, maintain, and protect our intellectual property rights in our internally developed technology and other intellectual property. However, our rights under these laws and agreements only afford us limited protection and the actions we take to establish, maintain and enforce our intellectual property rights may not be sufficient. We may, over time, take additional steps in protecting our intellectual property through growing our IP team and through additional trademark, patent, and other intellectual property filings both in the United States and abroad that could be expensive and time-consuming. Effective patent protection is expensive to develop and maintain and while it is generally less costly to obtain trademark and copyright protection, the aggregate costs of maintaining a portfolio of patents and registered copyrights and trademarks can be substantial, both in terms of initial and ongoing prosecution and maintenance requirements and the costs of enforcing and defending our rights. Despite our efforts to protect our intellectual property, these measures taken to date may not be sufficient to offer us meaningful protection from our competitors or other third parties from attempting to copy, reverse engineer, or otherwise obtain and use our intellectual property. If we are unable to protect our intellectual property rights, our competitive position could be harmed, business opportunities and demand for our products, services and digital application offerings could decrease, and our business could be adversely impacted as third parties may be able to commercialize and use technologies, software products and intellectual property that are substantially the same as ours without incurring the development and licensing costs that we have incurred.

Any of our owned or licensed intellectual property rights could be challenged, invalidated, circumvented, infringed, or misappropriated, and our trade secrets and other confidential information could be disclosed in an unauthorized manner to third parties. Some of our services rely on technologies and software developed by or licensed from third parties, and we may not be able to maintain our relationships with such third parties or enter into similar relationships in the future on reasonable terms or at all. Further, in some cases, our intellectual property rights may not be sufficient to circumvent third party intellectual property and thereby not permit us to take advantage of market trends nor providing us with competitive advantages, which could result in costly redesign efforts, discontinuance of certain offerings, or other competitive harm.
Additionally, monitoring unauthorized use of our intellectual property is cumbersome and costly and there is no guarantee that any steps taken to prevent misappropriation will be successful. In the future, we may seek to enforce our rights against potential infringement, however, the steps we have taken to protect our intellectual property rights may not be adequate to prevent actual infringement or misappropriation of our intellectual property. We may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. From time to time, we may have to resort to litigation to enforce our intellectual property rights, which could result in substantial costs and diversion of our resources.
Uncertainty may result from changes in intellectual property laws as a result of new legislation and from new interpretations of intellectual property laws by applicable courts and agencies throughout the world. Accordingly, despite our efforts, we may be unable to obtain and maintain the intellectual property rights necessary to provide us with a competitive advantage. Our failure to obtain, maintain and enforce our intellectual property rights could therefore have a material adverse effect on our business, financial condition, and results of operations.
As a technology company selling commercial products, we run the risk of being sued by third parties for infringement, misappropriation, dilution, or other violation of their intellectual property or proprietary rights.

Technology, internet, advertising, and in general most companies involved with commercially selling products, frequently are subject to litigation based on allegations of infringement, misappropriation, dilution, or other violations of intellectual property rights. Some of these companies, including some of our competitors, as well as non-practicing entities, own large numbers of patents, copyrights, trademarks, and trade secrets, which they may use to assert claims against us. For instance, the use of our technology to provide our offerings could be challenged by claims that such use infringes, dilutes, misappropriates, or otherwise violates the intellectual property rights of a third party. In addition, we may in the future be exposed to claims that content published or made available through our applications or websites violates third-party intellectual property rights.
As we face increasing competition and as a public company, the possibility of intellectual property rights claims against us grows. Such claims and litigation may involve patent holding companies or other adverse intellectual property rights holders who have no relevant product revenue, and therefore our own pending patents and other intellectual property rights may provide little or no deterrence to these rights holders in bringing intellectual property rights claims against us. Third parties may hold intellectual property rights that cover significant aspects of our technologies, content, branding, or business methods, and we cannot assure that we are not infringing or violating, and have not violated or infringed, any third-party intellectual property rights or that we will not be held to have done so or be accused of doing so in the future. We may not be aware of existing patents or patent applications that could be pertinent to our business as many patent applications are filed confidentially in the United States and are not published until 18 months following the applicable filing date. We expect that we may receive in the future notices that claim we or our customers using our energy storage solutions, services or digital applications, have infringed or misappropriated, other parties’ intellectual property rights, particularly as the number of competitors in our market grows and the functionality of applications amongst competitors overlaps.
Any claim that we have violated intellectual property or other proprietary rights of third parties, with or without merit, and whether or not it results in litigation, is settled out of court or is determined in our favor, could be time-consuming and costly to address and resolve, and could divert the time and attention of management and technical personnel from our business and the day-to-day operations. Furthermore, an adverse outcome of a dispute may result in an injunction and could require us to pay substantial monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a party’s intellectual property rights. Any settlement or adverse judgment resulting from such a claim could require us to enter into a licensing agreement to continue using the technology, content, or other intellectual property that is the subject of the claim; restrict or prohibit our use of such technology, content, or other intellectual property; require us to expend significant resources to redesign our technology or solutions; and require us to indemnify third parties. Royalty or licensing agreements, if required or desirable, may be unavailable on commercially reasonable terms that are acceptable to us, or at all, and may require significant royalty payments and other expenditures. We may also be required to develop alternative non-infringing technology, which could require significant time and expense and diversion of resources. There also can be no assurance that we would be able to develop or license suitable alternative technology, content, or other intellectual property to permit us to continue offering the affected technology, content, or services to our customers. If we cannot develop or license technology for any allegedly infringing aspect of our business, we would be forced to limit our offerings and may be unable to compete as effectively, if at all. Any of these events could materially harm our business, financial condition, and results of operations.

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
As the geographic scope of our business expands, we will need to consider protecting our proprietary technology and other intellectual property in an increasing number of jurisdictions, a process that is expensive and may not be successful, and accordingly we may choose not to do so in every location. Filing, prosecuting, maintaining, defending, and enforcing intellectual property rights on our products, services, digital applications, and technologies in all countries throughout the world could be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. We do not own and have not registered or applied for intellectual property registrations in all countries outside the United States. Competitors may use our technologies in jurisdictions where we have not obtained protection to develop their own products, services, digital applications, and technologies and, further, may export otherwise violating products and services to territories where we have protection but enforcement is not as strong as that in the United States. These products, services, digital applications, and technologies may compete with our products, services, digital applications, and technologies, and our intellectual property rights may not be effective or sufficient to prevent them from competing. In addition, the laws of some foreign countries do not protect certain proprietary and intellectual property rights to the same extent as the laws of the United States, and many other companies have encountered significant challenges in establishing and enforcing certain of their proprietary and intellectual property rights outside of the United States. These challenges can be caused by the absence or inconsistency of the application of rules and methods for the establishment and enforcement of intellectual property rights outside of the United States. For instance, there is no uniform worldwide policy regarding patentable subject matter or the scope of claims allowable for business methods. As such, we do not know the degree of future protection that we will have on our technologies, products, services, and digital applications.
In addition, the legal systems of some countries, particularly developing countries, do not favor the enforcement of intellectual property rights to the same degree at the United States. This could make it difficult for us to stop the misappropriation, dilution, infringement, or other violation of certain of our intellectual property rights. Accordingly, we may choose not to seek protection in certain countries, and we will not have the benefit of intellectual property protection in such countries. Proceedings to enforce our intellectual property rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business. In addition, our efforts to protect our intellectual property rights in such countries may be inadequate. Changes in the law and the interpretation thereof as well as legal decisions by courts in the United States and foreign countries may affect our ability to obtain, maintain, and enforce adequate intellectual property protection for our products, services, digital applications, and other technologies. Any of the foregoing could harm our competitive position, business, financial condition, results of operations, and prospects.
We may be subject to claims that our employees, consultants, or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers or claims asserting ownership of what we regard as our own intellectual property.
Many of our employees, consultants, and advisors are currently or were previously employed at other companies in our field, including our competitors or potential future competitors. Although we try to ensure that our employees, consultants, and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these individuals have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.
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

If our existing patents expire or are not maintained, our pending patent applications are not granted or our patent rights are contested, circumvented, invalidated or limited in scope, we may not be able to prevent others from selling, developing or exploiting competing technologies, products, services or digital applications, which could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows.

There can be no assurance that our pending patent applications will issue as patents. Even if our patent applications result in issued patents, these patents may be contested, circumvented, or invalidated in the future. In addition, the rights granted under any issued patents may not provide us with adequate protection or competitive advantages that we anticipate against competitors or other third parties. The claims under any patents that issue from our patent applications may not be broad enough to prevent others from developing competing technologies that are similar or that achieve results similar to ours. The intellectual property rights of others could also bar us from licensing and exploiting any patents that issue from our pending applications. There are a number of patents and pending patent applications owned by competitors exist in the fields in which we have developed and are developing our technology. Many of these existing patents and patent applications might have priority over our patent applications and could subject our patents to invalidation or our patent applications to rejection. Finally, in addition to patents with an earlier priority date and patent applications that were filed before our patent applications that may affect the likelihood of issuance of patents we are seeking, any of our existing or future patents may also be challenged by others on grounds that may render our patent applications or issued patents invalid or unenforceable. In addition, patents issued to us may be infringed upon or designed around by others which may adversely affect our business, prospects, and operating results.

Our business depends on our ability to implement improvements to and properly maintain and protect the continuous operation and data integrity of our information technology infrastructure and other business systems and the inability to do so may have a material adverse effect on our reputation and harm our business prospects, financial conditions, and operating results.
Our business is highly dependent on maintaining effective information systems as well as the integrity of the data we use to serve our customers and operate our business. Because of the large amount of data that we collect and manage, it is possible that hardware failures or errors in our systems could result in data loss or corruption or cause the information that we collect to be incomplete or contain inaccuracies that our customers or other partners may regard as significant. If our data were found to be inaccurate or unreliable due to fraud or other error, or if we, or any of the third-party service providers we engage, were to fail to maintain information systems and data integrity effectively, we could experience operational disruptions that may impact our operations and hinder our ability to provide services, establish appropriate pricing, establish reserves, report financial results timely and accurately and maintain regulatory compliance, among other things. If any such failure of our data integrity were to result in the theft, corruption or other harm to the data of our customers, our ability to retain and attract partners or customers may be harmed.
We must continue to invest in long-term solutions that will enable us to anticipate customer needs and expectations, enhance the customer experience, act as a differentiator in the market, and protect against cybersecurity risks and threats. Despite our implementation of reasonable security measures designed to prevent cybersecurity risks and threats, we are vulnerable to potential harm and damages from computer viruses, natural disasters, fire, power loss, telecommunications failures, personnel misconduct or theft, human error, unauthorized access, physical or electronic security breaches, cyber-attacks (including malicious and destructive code, phishing attacks, ransomware, and denial of service attacks), and other similar disruptions. Such harm, damages, attacks or security breaches may be perpetrated by bad actors internally or externally (including computer hackers, persons involved with organized crime, or foreign state or foreign state-supported actors) and create risks for our (as well as our suppliers’ and our customers’) internal networks, IT infrastructure, and other business systems and the data and information they store and process. Cybersecurity threat actors employ a wide variety of methods and techniques that are constantly evolving, increasingly sophisticated, and difficult to detect and successfully defend against. Geopolitical tensions or conflicts, such as Russia’s invasion of Ukraine, may further heighten the risk of cyber-attacks. We have experienced such cybersecurity incidents in the past, and any future incidents could expose us to claims, litigation, regulatory or other governmental investigations, administrative fines, and potential liability. Moreover, while we have implemented remedial measures in response to such incidents, we cannot guarantee that such measures will prevent all incidents in the future. Any system failure, accident, or security breach could result in disruptions to our operations. A material network breach in the security of our IT systems could include the theft of our trade secrets, customer information, human resources information, or other confidential data, including but not limited to personally identifiable information.

Although past incidents have not had a material effect on our business operations or financial performance, to the extent that any disruption or security breach results in a loss or damage to our data, or an inadvertent disclosure of confidential, proprietary personal or customer information, it could cause significant damage to our reputation, affect our relationships with our customers and strategic partners, lead to claims against us from governments and private plaintiffs, and adversely affect our business. We cannot guarantee that future cyberattacks, if successful, will not have a material effect on our business or financial results.

In 2023, the SEC issued final rules related to cybersecurity risk management, strategy governance and incident disclosure, which may further increase our regulatory burden and the cost of compliance in such events. Public companies must comply with the cybersecurity incident reporting obligations by December 18, 2023 and must comply with the other disclosure obligations beginning with annual reports for fiscal years ending on or after December 15, 2023. In addition, many governments have enacted laws requiring companies to provide notice of cyber incidents involving certain types of data, including personal information. These laws may be subject to alterations and revisions, and if we fail to comply with our obligations under such laws in the jurisdictions in which we operate, we could be subject to regulatory action and lawsuits. We may also have other obligations, for example, under contracts, to notify customers or other counterparties of a security incident, including a data security breach. Regardless of our contractual protections, if an actual or perceived cybersecurity breach of security measures, unauthorized access to our system or the systems of the third-party vendors that we rely upon, or any other cybersecurity threat occurs, we may incur liability, costs, or damages, contract termination, our reputation may be compromised, our ability to attract new customers could be negatively affected, and our business, financial condition, and results of operations could be materially and adversely affected. Any compromise of our security could also result in a violation of applicable domestic and foreign security, privacy or data protection, consumer protection, and other laws, regulatory or other governmental investigations, enforcement actions, and legal and financial exposure, including potential contractual liability. In addition, we may be required to incur significant costs to protect against and remediate damage caused by these disruptions or security breaches in the future. While we carry cyber insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on commercially reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim.
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

We license certain intellectual property, including patents, technologies, and software from third parties and related parties, including AES and Siemens, that are important to our business, and in the future, we may enter into additional agreements that provide us with licenses to valuable intellectual property or technology. If we fail to comply with any of the obligations under our license agreements, we may be required to pay damages and the licensor may have the right to terminate the license. Termination by the licensor would cause us to lose valuable rights, and could prevent us from selling our products and services, or adversely impact our ability to commercialize future solutions and services. Our business would suffer if any current or future licenses terminate, if the licensors fail to abide by the terms of the license, if the licensors fail to enforce licensed patents against infringing third parties, if the licensed intellectual property is found to be invalid or unenforceable, if the licensed intellectual property expires or if we are unable to enter into necessary licenses on acceptable terms. In addition, our rights to certain intellectual property, technologies, and software, are licensed to us on a non-exclusive basis. The owners of these non-exclusively licensed technologies are therefore free to license them to third parties, including our competitors, on terms that may be superior to those offered to us, which could place us at a competitive disadvantage. Moreover, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights. In addition, the agreements under which we license intellectual property or technology from third parties are generally complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement. Any of the foregoing could harm our competitive position, business, financial condition, results of operations, and prospects.
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

In the United States, there are numerous federal and state data privacy and security laws, rules, and regulations governing the collection, use, storage, sharing, transmission, and other processing of personal information, including federal and state data privacy laws, data breach notification laws, and consumer protection laws. Many state legislatures have adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security, and data breaches. Such legislation includes the California Consumer Privacy Act (“CCPA”), which created new consumer rights, and imposes corresponding obligations on covered businesses, relating to the access to, deletion of, and sharing of personal information collected by covered businesses, including California residents’ right to access and delete their personal information, opt out of certain sharing and sales of their personal information, receive detailed information about how their personal information is used and shared, and may restrict the use of cookies and similar technologies for advertising purposes. The CCPA also prohibits discrimination against individuals who exercise their privacy rights. Additionally, the California Privacy Rights Act (“CPRA”), was passed in California in November 2020 and became effective in July 2023 and effectively replaces and expands the scope of the CCPA. In particular, the CPRA restricts the use of certain categories of sensitive personal information that we handle; establishes restrictions on the retention of personal information; expands the types of data breaches subject to the private right of action; and establishes the California Privacy Protection Agency to implement and enforce the CPRA, as well as impose administrative fines. The CPRA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action has increased the likelihood of, and risks associated with, data breach litigation.

The enactment of the CCPA and CPRA is prompting a wave of similar legislative developments in other states in the United States, which creates the potential for a patchwork of overlapping but different state laws. For example, Virginia, Utah, Colorado, Connecticut, Indiana, Iowa, Montana, Tennessee, Texas, and Oregon have passed similar laws, which have or will come into force starting in 2023, reflecting a trend toward more stringent privacy legislation in the United States. Other states, such as New York and Massachusetts, have passed specific laws mandating reasonable security measures for the handling of personal information. Further, other U.S. states are considering such laws, and there remains increased interest at the federal level.

In Europe, we are subject to data protection laws such as the European Union General Data Protection Regulation 2016/679 and applicable national supplementing laws (“EU GDPR”) and the United Kingdom General Data Protection Regulation and Data Protection Act 2018 (“UK GDPR”), (the EU GDPR and UK GDPR together referred to as the “GDPR”). The GDPR imposes comprehensive compliance obligations regarding our processing of personal information, including a principle of transparency, accountability and the obligation to demonstrate compliance through policies, procedures, training and audit. Further, the GDPR and UK GDPR regulates cross-border transfers of personal information out of the European Economic Area and the United Kingdom. Case law from the Court of Justice of the European Union (“CJEU”) states that sole reliance on the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal information transfer mechanism) may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. We currently rely on the EU standard contractual clauses and the UK Addendum to the EU standard contractual clauses and the UK International Data Transfer Agreement and the EU-US Data Privacy Framework (“DPF”) as relevant to transfer personal information outside the EEA and the UK, including to the United States, with respect to both intragroup and third party transfers. We expect the existing legal complexity and uncertainty regarding international personal information transfers to continue, the DPF to be challenged (continuation of the Schrems case) and international transfers to the United States and to other jurisdictions more generally to continue being subject to enhanced regulatory scrutiny. We could suffer additional costs, complaints and/or regulatory investigations or fines; we may have to stop using certain tools and vendors and make other operational changes; we have had to and will have to implement revised standard contractual clauses and/or equivalent transfer mechanisms for intragroup, customer and vendor arrangements within required time frames; and/or the manner in which we provide our services and our business, operations and financial condition could be adversely affected.

We are also subject to evolving EEA and UK privacy laws on cookies, tracking technologies and e-marketing. If the trend of increasing enforcement by regulators of the strict approach to opt-in consent for all but essential use cases, as seen in recent guidance and decisions, continues, and given the complex and evolving nature of EEA and UK privacy laws, this may lead to substantial costs, require significant systems changes, may lead customers to demand certain standards due to strict privacy laws, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, and subject us to additional liabilities and there can be no assurances that we will be successful in our compliance efforts.

The foregoing laws, regulations, and industry standards may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment in resources to compliance programs, could impact strategies and availability of previously useful data, and could result in increased compliance costs and/or changes in business practices and policies. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any federal, state, or international privacy and security laws, regulations, industry standards, or other legal obligations relating to data privacy and information security could adversely affect our reputation, brand and business, and may result in claims (including class actions), liabilities, regulatory investigations, enforcement notices, assessment notices (for a compulsory audit) proceedings or actions against us by governmental entities or others, or may require us to change our operations (including by ceasing or changing our data processing activities and applying serious additional controls). In addition, GDPR and similar regulations may cause intensive workloads in privacy offices and related departments in order to meet the related data subject access rights and complaints, and if these demands cannot be met, complaints may be filed to the supervisory authorities and ultimately we may face sanctions and penalties. Any such claims, proceedings or actions could hurt our reputation, brand and business, force us to incur significant expenses in defense of such proceedings or actions, distract our management, increase our costs of doing business, and result in the imposition of monetary penalties.
Risks related to Ownership of our Class A Common Stock
Certain provisions of Delaware law and antitakeover provisions in our organizational documents could delay or prevent a change of control.
Certain provisions of Delaware law, our amended and restated certificate of incorporation, amended and restated bylaws, and our Stockholders Agreement dated October 27, 2021 by and among Fluence Energy, LLC, Fluence Energy, Inc., and the Stockholders (as defined therein)(the “Stockholders Agreement”) may have an antitakeover effect and may delay, defer, or prevent a merger, acquisition, tender offer, takeover attempt, or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by our stockholders. These provisions provide for, among other things:
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
•the shares of our Class B-1 common stock held by AES entitle them to five votes per share on all matters presented to our stockholders generally; and
•the consent rights of the Continuing Equity Owners in the Stockholders Agreement.
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

We cannot predict whether our multi-class structure will result in a lower or more volatile market price of our Class A common stock, in adverse publicity or other adverse consequences. Certain stockholder advisory firms and large institutional investors may prefer companies that do not have multiple share classes or may have investment guidelines that preclude them from investing in companies that have multiple share classes. In addition, certain index providers have previously implemented, and may in the future determine to implement, restrictions on including companies with multiple class share in certain of their indices. For example, from July 2017 to April 2023, S&P Dow Jones excluded companies with multiple share classes from the S&P Composite 1500 (composed of the S&P 500, S&P MidCap 400 and S&P SmallCap 600). Indices have discretion to reassess and implement such policies with respect to multi-class differing voting right structures. Under any such policies, our dual class capital structure would make us ineligible for inclusion in any of these indices. Any exclusion from stock indices could result in a less active trading market for our Class A common stock. Any actions or publications by stockholder advisory firms or institutional investors critical of our corporate governance practices or capital structure could also adversely affect the value of our Class A common stock.
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
As a result, certain of our stockholders, directors, and their respective affiliates, including AES Grid Stability, LLC, Siemens AG, Siemens Pension-Trust e.V., QHL, and any of our directors nominated by them that are not employed by us or our subsidiaries, are not prohibited from operating or investing in competing businesses. We, therefore, may find ourselves in competition with certain of our stockholders, directors, or their respective affiliates, and we may not have knowledge of, or be able to pursue, transactions that could potentially be beneficial to us. Accordingly, we may lose a corporate opportunity or suffer competitive harm, which could negatively impact our business, operating results, and financial condition.

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

As of September 30, 2023, we had outstanding a total of 118,903,435 shares of Class A common stock. Of the outstanding shares, 41,823,465 shares held by public investors are freely tradable without restriction or further registration under the Securities Act, other than any shares held by our affiliates. Any shares of Class A common stock held by our affiliates will be eligible for resale pursuant to Rule 144 under the Securities Act, subject to the volume, manner of sale, holding period and other limitations of Rule 144.

In addition, we, Fluence Energy, LLC and the Founders are party to the Fluence Energy, LLC Agreement under which Founders (or certain permitted transferees thereof) were granted the right (subject to the terms of the Fluence Energy, LLC Agreement) to have their common units redeemed from time to time at our election (determined solely by our independent directors (within the meaning of the rules of the Nasdaq) who are disinterested), newly-issued shares of our Class A common stock on a one-for-one basis or a cash payment from the sale of newly issued shares of Class A common stock equal to a volume weighted average market price of one share of Class A common stock for each common unit so redeemed, in each case, in accordance with the terms of the Fluence Energy, LLC Agreement; provided that, at our election (determined solely by our independent directors (within the meaning of the rules of the Nasdaq) who are disinterested), we may effect a direct exchange by us of such Class A common stock or such cash, as applicable, for such common units. The Founders may exercise such redemption right, subject to certain exceptions, for as long as their common units remain outstanding. For example, in July 2022, Siemens Industry exercised its redemption right with respect to its entire holding of 58,586,695 common units, which we elected to settle through the issuance of 58,586,695 shares of Class A common stock. The market price of shares of our Class A common stock could decline as a result of these redemptions or exchanges or the perception that a redemption or exchange could occur. These redemptions or exchanges, or the possibility that these redemptions or exchanges may occur, also might make it more difficult for holders of our Class A common stock to sell such stock in the future at a time and at a price that they deem appropriate.

In addition, we have outstanding options to acquire shares of Class A common stock pursuant to equity incentive awards issued pursuant to the 2020 Unit Option Plan of Fluence Energy, LLC (the “Existing Equity Plan”). Further, we have outstanding phantom shares conveying the right to receive cash or equity based upon the value of Class A common stock. Finally, we have reserved 9,500,000 shares of Class A common stock for issuance under the Fluence Energy, Inc. 2021 Incentive Award Plan (the “2021 Equity Plan”). Any Class A common stock that we issue under the 2021 Equity Plan or other equity incentive plans that we may adopt in the future would be dilutive to Class A common stockholders.

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
Our Continuing Equity Owners are not restricted from competing with us in the energy storage business, including as a result of acquiring a company that operates an energy storage business. Due to the significant resources of our Continuing Equity Owners, including their intellectual property (all of which our Continuing Equity Owners retain and certain of which they license to us under applicable intellectual property license agreements), financial resources, name recognition and know-how resulting from the previous management of our business, our Continuing Equity Owners could have a significant competitive advantage over us should any of them decide to utilize these resources to engage in the type of business we conduct, which may in turn cause our operating results and financial condition to be materially adversely affected.
We are controlled by the Continuing Equity Owners, whose interests may differ from those of our public stockholders.
As of the date of this Annual Report, the Continuing Equity Owners control approximately 89.8% of the combined voting power of our common stock through their ownership of both Class A common stock and Class B-1 common stock. The Continuing Equity Owners have the ability to substantially influence us through their ownership position over corporate management and affairs. The Continuing Equity Owners are able to, subject to applicable law, and the voting arrangements, elect a majority of the members of our board of directors and control actions to be taken by us and our board of directors, including amendments to our certificate of incorporation and bylaws and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. The directors so elected will have the authority, subject to the terms of our indebtedness and applicable rules and regulations, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. It is possible that the interests of the Continuing Equity Owners may in some circumstances conflict with our interests and the interests of our other stockholders, including you. For example, the Continuing Equity Owners may have different tax positions from us, especially in light of the Tax Receivable Agreement, that could influence our decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when we should terminate the Tax Receivable Agreement and accelerate its obligations thereunder. In addition, the determination of future tax reporting positions and the structuring of future transactions may take into consideration the Continuing Equity Owners’ tax or other considerations, which may differ from the considerations of us or our other stockholders.
Certain of our officers and directors may have actual or potential conflicts of interest because of their positions with our Continuing Equity Owners.
Ricardo Falu, Tish Mendoza, Barbara Humpton, Emma Falck, Axel Meier, Chris Shelton and Simon Smith serve on our board of directors and are employed by and have retained their positions with AES, Siemens, or QIA or any of their respective affiliates, as applicable. These individuals’ holdings in and compensation from the relevant Continuing Equity Owners may be significant for some of these persons. Their positions at AES, Siemens, or QIA or their respective affiliates, their compensation from AES, Siemens or QIA or their respective affiliates and the ownership of any equity or equity awards in AES, Siemens, or QIA or their respective affiliates, as applicable, may create the appearance of conflicts of interest when these individuals are faced with decisions that could have different implications for our Continuing Equity Owners than the decisions have for us.

We rely on our access to our Founders’ brands and reputation for establishing and building relationships with customers.
We believe the association with our Founders has previously contributed and continues to contribute to our establishing and building relationships with our customers due to the Founders’ recognized brands and products, as well as resources such as their intellectual property and access to other third parties’ intellectual property. Any perceived loss of our Founders’ scale, capital base and financial strength, or any actual loss or reduction in the Founders’ ownership of the Company in the future, may prompt business partners to reprice, modify or terminate their relationships with us. In addition, our Founders’ reduction of their ownership of our company may cause some of our existing agreements and licenses to be terminated.
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
We are a holding company and have no material assets other than our ownership of LLC Interests. As such, we have no independent means of generating revenue or cash flow, and our ability to pay our taxes and operating expenses or declare and pay dividends in the future, if any, are dependent upon the financial results and cash flows of Fluence Energy, LLC and its subsidiaries and distributions we receive from Fluence Energy, LLC. There can be no assurance that Fluence Energy, LLC and its subsidiaries will generate sufficient cash flow to distribute funds to us or that applicable state law and contractual restrictions, including negative covenants in our debt instruments, will permit such distributions. The ABL Credit Agreement limits, and our future debt agreements may similarly limit, our ability to make certain payments, including dividends and distributions on Fluence Energy, LLC’s equity, Fluence Energy, Inc.’s equity and other restricted payments.
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
We are party to a Tax Receivable Agreement with Fluence Energy, LLC and the Founders. Under the Tax Receivable Agreement, we are required to make cash payments to such Founders equal to 85% of the tax benefits, if any, that we actually realize, or in certain circumstances are deemed to realize, as a result of (1) the increases in our share of the tax basis of assets of Fluence Energy, LLC and its subsidiaries resulting from any redemptions or exchanges of LLC Interests from the Founders and certain distributions (or deemed distributions) by Fluence Energy, LLC; and (2) certain other tax benefits arising from payments under the Tax Receivable Agreement. For example, the Siemens Redemption with respect to its entire holding of 58,586,695 common units of Fluence Energy, LLC, resulted in increases in the tax basis of the assets of Fluence Energy, LLC and certain of its subsidiaries. As a result of the tax basis adjustment, the Siemens Redemption will result in future tax savings of $96.5 million. Siemens will be entitled to receive payments under the Tax Receivable Agreement equaling 85% of such amount, or $82.0 million; assuming, among other factors, (i) we will have sufficient taxable income to fully utilize the tax benefits; (ii) Fluence Energy, LLC is able to fully depreciate or amortize its assets; and (iii) no material changes in applicable tax law. We anticipate funding ordinary course payments under the Tax Receivable Agreement from cash flow from operations of our subsidiaries, available cash or available borrowings under any future debt agreements. We expect that the amount of the cash payments we will be required to make under the Tax Receivable Agreement will be substantial. Any payments made by us to the Founders under the Tax Receivable Agreement will not be available for reinvestment in our business and will generally reduce the amount of overall cash flow that might have otherwise been available to us and have a substantial negative impact on our liquidity. To the extent that we are unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement resulting in the acceleration of payments due under the Tax Receivable Agreement. The payments under the Tax Receivable Agreement are not conditioned upon continued ownership of us by the redeeming or exchanging Founders. Furthermore, our future obligation to make payments under the Tax Receivable Agreement could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that are the subject of the Tax Receivable Agreement. The actual increase in tax basis, and the actual utilization of any resulting tax benefits, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors: including the timing of redemptions of exchanges by the Founders; the price of shares of our Class A common stock at the time of the exchange; the extent to which such redemptions or exchanges are taxable; the amount of gain recognized by such Founders; the amount and timing of the taxable income allocated to us or otherwise generated by us in the future; the portion of our payments under the Tax Receivable Agreement constituting imputed interest; and the federal and state tax rates then applicable.
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
The Tax Receivable Agreement provides that if (1) we materially breach any of our material obligations under the Tax Receivable Agreement and the Founders elect an early termination of the Tax Receivable Agreement, (2) certain mergers, asset sales, other forms of business combinations or other changes of control were to occur after the consummation of the IPO and the Founders elect an early termination of the Tax Receivable Agreement, or (3) we elect, at any time, an early termination of the Tax Receivable Agreement, then our obligations, or our successor’s obligations, under the Tax Receivable Agreement to make payments would be based on certain assumptions, including an assumption that we would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the Tax Receivable Agreement.
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

Under Section 404(a) of the Sarbanes-Oxley Act our management is required to assess and report annually on the effectiveness of our internal control over financial reporting and to identify any material weaknesses in our internal control over financial reporting. As a result of no longer qualifying as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 and becoming a large accelerated filer, we are also required to comply with, among other requirements, the auditor attestation requirements of Section 404(b). If during the evaluation and testing process we identify one or more other material weaknesses in our internal control over financial reporting or determine that existing material weaknesses have not been fully remediated, our management will be unable to assert that our internal control over financial reporting is effective. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented, or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.

As discussed in “Item 9A – Controls and Procedures – Management’s Report in Internal Control over Financial Reporting,” as of September 30, 2022, we previously reported a material weakness in internal control over revenue recognition and related inventory.

As of September 30, 2023, the material weakness in internal control over revenue recognition has not fully been remediated. The Company’s controls related to its estimate at completion (“EAC”), which is used in the Company’s percentage of completion (“POC”) accounting for its battery energy storage solutions were not effective.

We assessed the material weakness as not remediated as the EAC controls did not consistently operate for a sufficient period of time and due to control operating effectiveness issues identified in management’s assessment of controls. Certain aspects of the prior year material weakness have been successfully remediated as it relates to inventory and liquidated damages. We are actively engaged in implementing a remediation plan to address the material weakness. The material weakness will not be considered fully remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective.

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

We have been and continue to be subject to claims, lawsuits, government investigations, and other regulatory or legal proceedings that arise out of our operations and business and that cover a wide range of matters, including, among others, intellectual property matters, labor and employment claims, personal injury claims, product liability claims, contract disputes, and warranty claims. In addition, since our energy storage products are new types of products in a nascent market, we have in the past needed and may in the future need to seek the amendment of existing regulations or, in some cases, the creation of new regulations, in order to operate our business in some jurisdictions. Such regulatory processes may require public hearings concerning our business, which could expose us to subsequent litigation. Litigation and regulatory proceedings may be protracted and expensive, and may divert management attention and resources and the ultimate results may be difficult to predict. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages. Any of these actions could expose us to adverse publicity that could harm our reputation and operations. Unfavorable outcomes or developments relating to proceedings to which we are a party or transactions involving our products and services, such as judgments for monetary damages, injunctions, or denial or revocation of permits, could have a material adverse effect on our business, financial condition, and results of operations. In addition, settlement of claims could adversely also affect our financial condition and results of operations.

Changes in accounting principles or their application to us could result in unfavorable accounting charges or effects, which could adversely affect our operating results and prospects.

We prepare our financial statements in accordance with accounting principles generally accepted in the United States. The accounting for our business is subject to change based on the evolution of our business model, interpretations of relevant accounting principles, enforcement of existing or new regulations, and changes in policies, rules, regulations, and interpretations, of accounting and financial reporting requirements of the SEC or other regulatory agencies. A change in any of these principles or guidance, or in their interpretations or application to us, may have a significant effect on our reported results, as well as our processes and related controls, and may retroactively affect previously reported results, which may negatively impact our financial statements, which may in turn adversely affect our prospects. It is difficult to predict the impact of future changes to accounting principles and accounting policies over financial reporting, any of which could adversely affect our results of operations and financial condition and could require significant investment in systems and personnel.

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our operating results could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent liabilities as of the date of the financial statements and the reported amount of revenues and expenses during the reporting period. We base estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. We may make estimates regarding activities for which the accounting treatment is still uncertain. Actual results could differ from those estimates. If our assumptions change or if actual circumstances differ from our assumptions, our operating results may be adversely affected and could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our corporate headquarters is in Arlington, Virginia, and consists of approximately 17,000 square feet of office space. We lease our corporate headquarters. We also lease offices or co-working spaces in Alpharetta, Georgia, San Francisco, California, Irving, California, Needham, Massachusetts, Erlangen, Germany, Berlin, Germany, Zurich, Switzerland, Melbourne, Australia, Sydney, Australia, Amsterdam, Netherlands, New Delhi, India, Bengaluru, India, Singapore, London, United Kingdom, Salerno, Italy, Taipei, Taiwan, and Taguig City, Philippines. Our Erlangen office includes an energy storage testing facility.

In addition to our office and co-working spaces, we also lease operational facilities in Toole, Utah, Kingman, Arizona, Rockville, Maryland, East Huntingdon Township, Pennsylvania, and Long Beach, California. These facilities are primarily for product staging and storage and research and development activities.

We believe that our existing properties are in good condition and are sufficient and suitable for the conduct of our business for the foreseeable future. To the extent our needs change as our business grows, we expect that additional space and facilities will be available.

We have gone through rigorous certification processes at several of our offices and are actively pursuing additional certification at others. The corporate office space in Arlington is ISO 9001 and ISO 45001 certified and the testing facility in Erlangen is ISO 9001, ISO 14001, and ISO 45001 certified (quality, environmental and safety certifications, respectively). Our Melbourne office is ISO 9001 certified and ISO 45001, and our U.S. Arlington office is SA8000 certified which is a standard of ethical and decent working conditions.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Class A common stock has been listed on the Nasdaq Global Select Market under the symbol “FLNC” since October 28, 2021. Prior to that date, there was no public market for our Class A common stock.
Our Class B-1 common stock and Class B-2 common stock are not traded in any public market.
Holders
As of November 20, 2023, there was one holder of our Class B-1 common stock, no holders of our Class B-2 common stock, and approximately 630 stockholders of record of our Class A common stock, although we believe that because many of our outstanding shares of Class A common stock are held in accounts with brokers and other institutions, we have more beneficial owners.
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
Assuming Fluence Energy, LLC makes distributions out of earnings and profits (other than tax distributions and other distributions to pay expenses) to its members in any given year, we currently expect, subject to the determination of our board of directors, to pay dividends on our Class A common stock out of the portion of such distributions remaining after our payment of taxes, Tax Receivable Agreement payments and expenses, and subject to Delaware law. Our ability to pay dividends was previously restricted by our Revolving Credit Agreement, dated November 1, 2021, which was terminated effective November 22, 2023, and is currently restricted under our ABL Credit Agreement, dated November 22, 2023, and may similarly be restricted by the terms of any future credit agreement or any future debt or preferred equity securities of us or our subsidiaries. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and subject to compliance with contractual restrictions and covenants in the agreements governing our future indebtedness. Any such determination will also depend upon our business prospects, results of operations, financial condition, cash requirements and availability and other factors that our board of directors may deem relevant.
Securities Authorized for Issuance under Equity Compensation Plans
Information regarding securities authorized for issuance under our equity compensation plans is incorporated herein by reference to Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of Part III of this Annual Report.
Recent Sales of Unregistered Equity Securities

There were no unregistered sales of our equity securities during the fiscal year ended September 30, 2023, that were not otherwise disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.
Issuer Purchases of Equity Securities
None.

Performance Graph

The following graph compares the total stockholder return from October 28, 2021, the date on which our Class A common stock commenced trading on the Nasdaq Global Select Market through September 30, 2023 of (i) our Class A common stock, (ii) the NASDAQ Clean Edge Green Energy Index Fund (QCLN), and (iii) the NASDAQ Composite Index. The stock performance graph assumes an initial investment of $100 on October 28, 2021.

Stock Performance Graph

Stock Performance Graph
120.00
100.00
80.00
60.00
40.00
20.00
0.00
10/28/21
11/28/21
12/28/21
01/28/22
02/28/22
03/31/22
04/30/22
05/31/22
06/30/22
07/31/22
08/31/22
09/30/22
10/31/22
11/30/22
12/31/22
01/31/23
02/28/23
03/31/23
04/30/23
05/31/23
06/30/23
07/31/23
08/31/23
09/30/23
FLNC
QCLN Index
NASDAQ Composite

The comparison in this performance graph is based on historical data and is not intended to be indicative of future performance. The performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of the Company’s filings under the Securities Act.
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
Our fiscal year begins on October 1 and ends on September 30. References to “fiscal year 2021”, “fiscal year 2022” and “fiscal year 2023” refer to the fiscal years ended September 30, 2021, September 30, 2022 and September 30, 2023, respectively.
Presentation of Financial Information
Fluence Energy, LLC is the accounting predecessor of Fluence Energy, Inc. for financial reporting purposes. Fluence Energy, Inc. will be the audited financial reporting entity for future filings. Accordingly, this Annual Report contains the following historical financial statements:
•Fluence Energy, Inc. The historical financial information of Fluence Energy, Inc. has not been included in this Annual Report prior to the IPO as it was a newly incorporated entity, had no business transactions or activities prior to the IPO and had no assets or liabilities during the periods presented prior to the IPO.
•Fluence Energy, LLC. Because Fluence Energy, Inc. has no interest in any operations other than those of Fluence Energy, LLC and its subsidiaries, the historical consolidated financial information included in this Annual Report is that of Fluence Energy, LLC and its subsidiaries.
Siemens Industry Redemption
On June 30, 2022, Siemens Industry, Inc. exercised its redemption right pursuant to the terms of the Third Amended and Restated Limited Liability Company Agreement of Fluence Energy, LLC (the “LLC Agreement”) with respect to its entire holding of 58,586,695 LLC Interests of Fluence Energy, LLC, together with the corresponding cancellation of an equivalent number of shares of Class B-1 common stock of Fluence Energy, Inc., par value $0.00001 per share (the “Siemens Redemption”).

The Company elected to settle the Siemens Redemption through the issuance of 58,586,695 shares of the Company’s Class A common stock (the “Shares”). The Siemens Redemption settled on July 7, 2022. Siemens Industry, Inc. effected an internal transfer of its interest in the Shares to Siemens AG at the time of Siemens Redemption and as of June 30, 2022, Siemens AG became the beneficial owner of 58,586,695 shares of Class A common stock. The Siemens Redemption increased the beneficial ownership interest of the Company in Fluence Energy, LLC to 66.08% as of June 30, 2022. The impact of the change in ownership interest did not result in a change in control. The Siemens Redemption has been accounted for as an equity transaction and the carrying amount of non-controlling interest has been adjusted.
Subsequent to the Siemens Redemption, on September 29, 2022, Siemens AG effected an internal transfer of 18,848,631 shares of Class A common stock to Siemens Pension-Trust e.V., an affiliated entity and a permitted transferee under the terms of the Stockholders Agreement dated October 27, 2021, by and among Fluence Energy, LLC, Fluence Energy, Inc., and the Stockholders (as defined therein)(the “Stockholders Agreement”).
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

Negotiations with our Largest Battery Module Vendor

In December 2021, we entered negotiations with our largest battery module vendor to amend our battery supply agreement. As part of the discussions, the vendor sought to renegotiate the price we were to pay for battery modules purchased in calendar year 2022 as well as those expected to be purchased during the remainder of calendar year 2022 and calendar year 2023. As part of these negotiations, we also discussed settlement of contractual claims by Fluence to the vendor. These negotiations continued throughout calendar year 2022. On December 15, 2022, we finalized an agreement with the vendor, amending the supply agreement and resolving our claims. The amendments and settlement were consistent with what we had estimated and disclosed in our 2022 consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 and filed with the Securities and Exchange Commission on December 14, 2022 (the “2022 Annual Report”). As part of the finalized agreement, we agreed to take on an additional scope of work related to commissioning the battery modules installed. The approximately $19.5 million settlement for our claims was recognized as a reduction of costs of goods and services for the fiscal year ended September 30, 2023.

2021 Cargo Loss Incident
On April 28, 2021, the Company was notified of an emergency aboard a vessel carrying Fluence inventory. This incident (the “Cargo Loss Incident”) resulted in damage to a portion of our cargo aboard the vessel. The Company recorded $13.0 million provision to its inventory as of September 30, 2021, based on the net realizable value of cargo that was destroyed. During fiscal year 2022, $13.0 million of inventory was written off against the provision. In addition to the inventory losses, we incurred incremental expenses related to the incident, primarily consisting of inspection costs, project cost overruns due to logistical changes, legal fees, fees to dispose of the damaged cargo, and additional cost to replace the damaged cargo. We received an aggregate of $10.0 million in insurance proceeds related to non-disputed claims, $7.5 million of which was collected in October 2021 and the remaining $2.5 million was collected in April 2022. As of September 30, 2023, we expect to continue to incur legal fees as plaintiff in the pending matter relating to this incident.

2021 Overheating Event at Customer Facility

On September 4, 2021, a 300 MW energy storage facility owned by one of our customers experienced an overheating event. Fluence served as the energy storage technology provider and designed and installed portions of the facility, which was completed in fiscal year 2021. No injuries were reported from the incident. The facility was taken offline as teams from Fluence, our customer, and the battery designer/manufacturer investigated the incident. Our customer released initial findings in the second fiscal quarter of 2022 on what it contends is the root cause of the incident. At this time, Fluence cannot comment on or accept the customer’s stated findings. The customer’s stated findings, if ultimately confirmed and proven, could relate to certain scopes of work for which Fluence or its subcontractors could be responsible. The customer’s stated findings, however, could also relate to certain scopes of work for which other parties were responsible and/or relate to other causes, including the design and installation of portions of the facility over which Fluence did not have responsibility or control. The customer has alleged that Fluence is liable for the incident but has not yet demanded a specific amount of compensation nor alleged a particular level of responsibility. Fluence has denied liability. No formal legal proceedings have been commenced, but it is reasonably possible that litigation may result from this matter if a resolution cannot be achieved. Any such dispute would also likely include claims by Fluence and counterclaims by the customer relating to disputed costs arising from the original design and construction of the facility. The customer announced in July of 2022 that a large portion of the facility was back online. We are currently not able to estimate the impact, that this incident may have on our financial results. To date, we do not believe that this incident has impacted the market’s adoption of our energy storage products and solutions.

2022 Overheating Event at Customer Facility

On April 18, 2022, a 10 MW energy storage facility in Chandler, Arizona owned by AES experienced an overheating event. Fluence served as the energy storage technology provider for the facility, which was completed in 2019, and Fluence previously provided maintenance services for the facility. There were no injuries. The facility has been taken offline as teams from Fluence, AES, and the battery manufacturer continue to investigate the incident. We are currently not able to estimate the impact, if any, that this incident may have on our reputation or financial results, or on market adoption of our energy storage products and solutions.
2023 Project-Related Litigation
In October 2023, Fluence filed a complaint in the Superior Court of California, Contra Costa County, against Diablo Energy Storage, LLC, Empire Business Park, LLC, the Bank of New York Mellon and others, seeking approximately $37.0 million in damages arising from the supply and construction of an energy storage facility for the defendants. On or about November 10, 2023, Defendant Diablo Energy Storage, LLC filed a cross-complaint against Fluence, seeking a minimum of $25.0 million of alleged damages and disgorgement of all compensation received by Fluence for the project, in the amount of approximately $230.0 million. Fluence denies the allegations in the cross-complaint and intends to vigorously defend against them and to enforce our claims against the defendants. We are currently not able to estimate the impact, if any, that this litigation may have on our reputation or financial results, or on market adoption of our products.

Restructuring Plan
On November 11, 2022, the board of directors of the Company approved a restructuring plan to create a more sustainable organization structure for long term growth. As part of this plan, we have relocated certain positions at high-cost locations to the Fluence India Technology Centre. The restructuring plan is substantially complete as of September 30, 2023. Management has the authority to expand the plan as determined necessary. As of September 30, 2023, we have incurred approximately $6.7 million of costs related to the restructuring plan, which is inclusive of severance costs.
Investment in Joint Venture
On August 5, 2022, Fluence Energy Singapore PTE. LTD., a subsidiary of Fluence Energy, LLC, and ReNew Power entered into an agreement to form a partnership in India for an initial investment of $5.0 million, plus a line of credit of $15.0 million each for a 50% interest in the partnership. We funded the investment in the first quarter of fiscal year 2023. The joint venture commenced operations during the first fiscal quarter of fiscal year 2023 and began hiring staff. We recorded an insignificant equity method loss on the investment for the fiscal year ended September 30, 2023.
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

However, according to BloombergNEF’s annual battery price survey issued in December 2022, higher raw material costs pushed the average price of lithium-ion battery packs up in calendar year 2022. The 2022 price increase marked the first annual increase in price of lithium-ion battery packs since at least 2010. The market for energy storage is rapidly evolving, and while we believe costs will continue to decline over the long term, there is no guarantee that they will decline at all or decline at the rates we expect. If costs do not continue to decline long term, this could adversely affect our ability to increase our revenue or grow our business. Considering the previous statement, we have seen prices for lithium-ion battery packs decline during calendar year 2023. However, there is no guarantee that this decline will continue during fiscal year 2024.
Supply Chain

Although we do not rely on any single supplier for the majority of our key components, including our batteries and inverters, we do obtain certain key components from a limited number of suppliers. If one or more suppliers were unable to satisfy our requirements for particular key components, we could experience a disruption to our operations and delays in completing our projects as alternative suppliers are identified and qualified and new supply arrangements are entered into. Moreover, if one of our suppliers is unable to satisfy our requirements and we turn to another supplier, they may ask for terms that are advantageous to them at higher costs to the Company. In addition, a large portion of our suppliers are situated outside of the United States, which exposes us to changes in international trade regulations, taxes, tariffs, and/or quotas. As of the date of this Annual Report, we believe that we have adequate access to our key components to meet the needs of our operations. See Part I, Item IA. “Risk Factors” of this Annual Report for further discussion on supply chain risks for our business.
Increasing Deployment of Renewable Energy

Deployment of renewable energy resources has accelerated over the last decade, and solar and wind have become a low-cost energy source. BloombergNEF estimates that renewable energy is expected to represent 70% of all new global capacity installations over the next ten years. Energy storage is critical to reducing the intermittency and volatility of renewable energy generation. However, there is no guarantee that the deployment of renewable energy will occur at the rate estimated by BloombergNEF or that such renewable energy will rely on lithium-ion battery technology for energy storage. Inflationary pressures, supply chain disruptions, geo-political conflicts, government regulations and incentives, and other factors could result in fluctuations in demand for and deployment of renewable energy resources, adversely affecting our revenue and ability to generate profits in the future. See Part I, Item IA. “Risk Factors” of this Annual Report for further discussion on these risks.
Competition
The energy storage industry is competitive and continuously evolving. Our energy storage products and solutions, services, and digital applications are highly specialized and specific to the clean energy industry. The unique expertise required to design these offerings as well as integrate these solutions for our customers can be very complex and technical, however, the number of additional companies offering similar products and services is growing every year. In addition, we are continuously engaging in developing new use cases and opening new market segments, which are often less contested. We believe that competitive factors in the energy storage market include, but are not limited to:

•safety, reliability and quality;
•stability in supply chain;
•performance of energy storage products and solutions, services and digital applications;
•historical customer track record (as the market and industry continues to grow);
•experience in the battery energy storage system market (both of the Company and key members of leadership);
•technological expertise and innovation;
•comprehensive solutions and offerings from a single provider;
•brand recognition;
•certain government initiatives, legislation, regulations, and policies;
•ease of integration; and
•seamless hardware and software-enabled service offerings.

Our competition varies by geography, country, grid service, and customer segment. There is a rising demand for energy storage products and solutions globally, and with that growing demand, we see increasing numbers of new entrants and potential entrants in the energy storage space. We believe that a key differentiator for Fluence from our competitors is our ability to identify customer needs and deliver customer-centric products, services, and use cases that can compete in the market either as packages or standalone offerings. We believe we compete favorably based on performance and value-creation, including low total cost of ownership, long-term reliability, varied service options, and convenient and efficient sales and delivery processes.
Seasonality

We have historically experienced seasonality and see increased order intake in our third and fourth fiscal quarters (April – September), driven by demand in the Northern Hemisphere to install energy storage products and solutions before the summer of the following year. Combined third and fourth fiscal quarter order intake has historically accounted for 80% or more of our total intake each year prior to fiscal year 2022. However, combined third and fourth fiscal quarter order intake accounted for 48% and 43% of our total annual intake for fiscal year 2022 and 2023, respectively. In fiscal year 2024, we currently expect seasonality to return, such that our order intake in the combined third and fourth is expected to be higher than in the first half of the year. Our services and digital applications offerings have not historically experienced seasonality given their recurring nature.

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

Total Revenue
We generate revenue from energy storage products and solutions, service agreements with customers to provide operational services related to battery-based energy storage products, and from digital application contracts. Fluence enters into contracts with utility companies, developers, and commercial and industrial customers. We derive the majority of our revenues from selling energy storage products and solutions. When we sell a battery-based energy storage product and solution, we enter into a contract with our customers covering the price, specifications, delivery dates and warranty for the products being purchased, among other things. The manner in which a solution is provided to a customer may vary; not all solutions may require Fluence to procure batteries on behalf of a customer. A solution may only require logistics, design, installation and/or commission services depending on customer requirements. We also generate revenue by providing consulting services to AES whereby Fluence has agreed to advise, and in some cases provide support to AES, on procurement, logistics, design, safety, and commissioning of certain of their projects.

Our revenue is affected by changes in the price, volume, and mix of products and services purchased by our customers, which is driven by the demand for our products, geographic mix of our customers, strength of competitors’ product offerings, and availability of government incentives to the end-users of our products. The Company recognizes revenue over time for our energy storage products and solutions as we transfer control of our product to the customer. This transfer of control to the customer is supported by clauses in the contracts that provide enforceable rights to payment of the transaction price associated with work performed to date for products that do not have an alternative use to the Company and/or as the project is built and control transfers depending on the contract terms.
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
Our product costs are affected by the underlying cost of raw materials, including steel and aluminum supply costs, including inverters, casings, fuses, and cable; technological innovation; economies of scale resulting in lower supply costs; and improvements in production processes and automation. We do not currently hedge against changes in the price of raw materials as we do not purchase raw materials; instead, we buy the components of energy storage products from our suppliers and we rely on our suppliers to hedge the underlying raw materials. We generally expect the ratio of cost of goods and services to revenue to decrease as sales volumes increase due to economies of scale, however, some of these costs, primarily personnel-related costs, are not directly affected by sales volume.
Gross Profit (Loss) and Gross Profit Margin
Gross profit (loss) and gross profit margin may vary from quarter to quarter and is primarily affected by our sales volume, product prices, product costs, product mix, customer mix, geographical mix, shipping costs, and warranty costs.
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
Research and Development Expenses

Research and development expenses consist of personnel-related costs across our global research and development (R&D) centers for engineers engaged in the design and development and testing of our integrated products and technologies. Engineering competencies include data science, machine learning, software development, network and cyber security, battery systems engineering, industrial controls, UI / UX, mechanical design, power systems engineering, certification, and more. R&D expenses also support three product testing labs located across the globe, including a system-level testing facility in Pennsylvania that is used for quality assurance and the rapid iteration, testing, and launching of new Fluence energy storage technology and products. We are standing up an additional Hardware in the Loop (HIL) testing facility which is co-located with our technical team in Bangalore, India. We expect research and development expenses to increase in future periods to support our growth and as we continue to invest in research and development activities that are necessary to achieve our technology and product roadmap goals. These expenses may vary from period to period as a percentage of revenue, depending primarily upon when we choose to make more significant investments.
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of personnel-related expenses, including salaries, stock-based compensation, and employee benefits. We have and intend to continue to expand our sales presence and marketing efforts to additional countries in the future.
General and Administrative Expenses
General and administrative expenses consist primarily of personnel-related expenses, including salaries, stock-based compensation, and employee benefits, for our executives, finance, human resources, information technology, engineering and legal organizations that do not relate directly to the sales or research and development functions, as well as travel expenses, facilities costs, bad debt expense, and fees for professional services. Professional services consist of audit, legal, tax, insurance, information technology, and other costs.
Depreciation and Amortization
Depreciation consists of costs associated with property, plant, and equipment (“PP&E”) and amortization of intangibles consisting of patents, licenses, and developed technology over their expected period of use. We expect that as we increase both our revenues and the number of our general and administrative personnel, we will invest in additional PP&E to support our growth resulting in additional depreciation and amortization.
Interest (Income) Expense, net
Interest (income) consists of interest on cash deposits, and interest on customer notes receivables. Interest expense consists primarily of interest previously incurred on our now extinguished Line of Credit and Promissory Notes (each as defined below), borrowings against notes receivable pledged as collateral, unused line fees related to the revolving credit facility (the “Revolver”) pursuant to a credit agreement, dated November 1, 2021, by and among Fluence Energy, LLC, as the borrower, Fluence Energy, Inc., as a parent guarantor, the subsidiary guarantors party thereto, the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent and collateral agent (the “Revolving Credit Agreement”), which was terminated upon repayment in full of all obligations under the Revolver, effective November 22, 2023, and amortization of debt issuance costs.
Other (Income) Expense, Net
Other (income) expense, net primarily consists of (income) expense from foreign currency exchange gains and losses on monetary assets and liabilities.

Tax Expense
Historically, prior to the IPO, Fluence Energy, LLC was not subject to U.S. federal or state income tax. As such, Fluence Energy, LLC did not pay U.S. federal or state income tax, as taxable income or loss will be included in the U.S. tax returns of its members. Fluence Energy LLC was subject to income taxes, including withholding taxes, outside the U.S. and our income tax expense (benefit) on the consolidated statements of operations and comprehensive loss primarily relates to income taxes from foreign operations, withholding taxes on intercompany royalties and changes in valuation allowances related to deferred tax assets of certain foreign subsidiaries. After our IPO, we are now subject to U.S. federal and state income taxes with respect to our allocable share of any taxable income or loss of Fluence Energy, LLC, and are taxed at the prevailing corporate tax rates. We will continue to be subject to foreign income taxes with respect to our foreign subsidiaries and our expectations are valuation allowances will be needed in certain tax jurisdictions. In addition to tax expenses, we also will incur expenses related to our operations, as well as payments under the Tax Receivable Agreement, which we expect could be significant over time. We will receive a portion of any distributions made by Fluence Energy, LLC. Any cash received from such distributions from our subsidiaries will be first used by us to satisfy any tax liability and then to make payments required under the Tax Receivable Agreement.
Key Operating Metrics

The following tables presents our key operating metrics and order intake for the fiscal years ended September 30, 2023 and 2022. The tables below present the metrics in either Gigawatts (GW) or Gigawatt hours (GWh). Our key operating metrics focus on project milestones to measure our performance and designate each project as either “deployed”, “assets under management”, “contracted” or “pipeline”.

	Fiscal Year Ended September 30,		Change	Change %
	2023	2022
Energy Storage Products
Deployed (GW)	3.0	1.8	1.2	66.7%
Deployed (GWh)	7.2	5.0	2.2	44.0%
Contracted backlog (GW)	4.6	3.7	0.9	24.3%
Pipeline (GW)	12.2	9.3	2.9	31.2%
Pipeline (GWh)	34.2	22.6	11.6	51.3%

(amounts in GW)	Fiscal Year Ended September 30,		Change	Change %
	2023	2022
Service Contracts
Assets under management	2.8	2.0	0.8	40.0%
Contracted backlog	2.9	2.0	0.9	45.0%
Pipeline	13.7	8.8	4.9	55.7%

(amounts in GW)	Fiscal Year Ended September 30,		Change	Change %
	2023	2022
Digital Contracts
Assets under management	15.5	13.7	1.8	13.1%
Contracted backlog	6.8	3.6	3.2	88.9%
Pipeline	24.4	19.6	4.8	24.5%

(amounts in GW)	Fiscal Year Ended September 30,
	2023	2022	Change	Change %
Energy Storage Products
Contracted	2.2	1.9	0.3	15.8%
Service Contracts
Contracted	1.8	1.3	0.5	38.5%
Digital Contracts
Contracted	6.2	4.9	1.3	26.5%
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
Non-GAAP Financial Measures
This section contains references to certain non-GAAP financial measures, including Adjusted EBITDA, Adjusted Gross Profit (Loss), Adjusted Gross Profit Margin, and Free Cash Flow.
Adjusted EBITDA is calculated from the consolidated statements of operations using net income (loss) adjusted for (i) interest (income) expense, net, (ii) income taxes, (iii) depreciation and amortization, (iv) stock-based compensation, (v) other income or expenses and (vi) non-recurring income or expenses. Adjusted EBITDA may in the future also be adjusted for amounts impacting net income related to the Tax Receivable Agreement liability.
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
The following tables present our non-GAAP measures for the periods indicated.

in thousands	Fiscal Year Ended September 30,		Change	Change %
	2023	2022
Net loss	$(104,818)	$(289,177)	$184,359	64%
Add (deduct):
Interest (income), net	(5,388)	(326)	(5,062)	1553%
Income tax expense	4,549	1,357	3,192	235%
Depreciation and amortization	10,665	7,108	3,557	50%
Stock-based compensation(a)	26,920	44,131	(17,211)	(39)%
Other expenses(b)	6,684	1,566	5,118	327%
Adjusted EBITDA	$(61,388)	$(235,341)	$173,953	74%
(a) Includes awards that will be settled in shares and awards that will be settled in cash.
(b) Amount for the fiscal year ended September 30, 2023 includes approximately $6.7 million of costs related to the restructuring plan, including severance. Amount for the fiscal year ended September 30, 2022 includes approximately $1.6 million of costs related to severance only. Costs related to the COVID-19 pandemic and the Cargo Loss Incident, which the Company had historically excluded from Adjusted EBITDA, are no longer excluded. Adjusted EBITDA results for the fiscal year ended September 30, 2022 have been recast for comparative purposes.

in thousands	Fiscal Year Ended September 30,		Change	Change %
	2023	2022
Total revenue	$2,217,978	$1,198,603	$1,019,375	85%
Cost of goods and services	2,077,023	1,260,957	816,066	65%
Gross profit (loss)	140,955	(62,354)	203,309	326%
Add (deduct):
Stock-based compensation(a)	4,164	8,523	(4,359)	(51)%
Amortization (b)	830	—	830	100%
Other expenses(c)	946	—	946	100%
Adjusted Gross Profit (Loss)	$146,895	$(53,831)	$200,726	373%
Adjusted Gross Profit Margin %	6.6%	(4.5)%
(a) Includes awards that will be settled in shares and awards that will be settled in cash.
(b) Amount related to amortization of capitalized software included in cost of goods and services for the fiscal year ended September 30, 2023.
(c) Amount for the fiscal year ended September 30, 2023 includes $0.9 million of costs related to the restructuring plan, including severance. Costs related to the COVID-19 pandemic and the Cargo Loss Incident, which the Company had historically excluded from Adjusted Gross Profit (Loss) and Adjusted Gross Profit Margin, are no longer excluded. Adjusted Gross Profit (Loss) and Adjusted Gross Profit Margin results for the year ended September 30, 2022 have been recast for comparative purposes.

in thousands	Fiscal Year Ended September 30,		Change	Change %
	2023	2022
Net cash used in operating activities	$(111,927)	$(282,385)	$170,458	60%
Less: Purchase of property and equipment	(2,989)	(7,934)	4,945	(62)
Free Cash Flows	$(114,916)	$(290,319)	$175,403	60%

Results of Operations
Comparison of the Fiscal Year Ended September 30, 2023 to the Fiscal year ended September 30, 2022
The following table sets forth our operating results for the periods indicated.

in thousands	Fiscal Year Ended September 30,		Change	Change %
	2023	2022
Total revenue	$2,217,978	$1,198,603	$1,019,375	85.0%
Costs of goods and services	2,077,023	1,260,957	816,066	64.7
Gross profit (loss)	140,955	(62,354)	203,309	326.1
Gross profit margin (loss) %	6.4%	(5.2)%
Operating expenses
Research and development	66,307	60,142	6,165	10.3
Sales and marketing	41,114	37,207	3,907	10.5
General and administrative	136,308	116,710	19,598	16.8
Depreciation and amortization	9,835	7,108	2,727	38.4
Interest (income) expense, net	(5,388)	(326)	(5,062)	1552.8
Other (income) expense, net	(6,952)	4,625	(11,577)	250.3
Loss before income taxes	(100,269)	(287,820)	187,551	65.2
Income tax expense	4,549	1,357	3,192	235.2
Net loss	$(104,818)	$(289,177)	$184,359	63.8%
Total Revenue
Total revenue increased by $1.0 billion, or 85.0%, in the fiscal year ended September 30, 2023, as compared to the fiscal year ended September 30, 2022. The increase was mainly attributable to the expansion of sales of our battery-based energy storage solutions by $1.0 billion and increase of services revenue by $4.8 million, partially offset by a decrease in augmentation services revenue of $6.1 million. The expansion of sales of our battery-based energy storage products and solutions was primarily driven by increased volumes of Gen6 solutions sold across all regions.
Costs of Goods and Services

Cost of goods and services increased by $816.1 million, or 64.7%, in the fiscal year ended September 30, 2023, as compared to the fiscal year ended September 30, 2022. The increase in cost of goods and services was mainly attributable to the expansion of volume of Gen6 solutions sold across all regions. The increase in costs of goods and services was less than the percentage increase in revenue due to an improvement in gross margins on newer Gen6 solutions projects and due to unusual items reducing cost of goods and services totaling $41.0 million, net. The unusual items related to (i) a $32.2 million decrease in shipping and transportation costs, which were abnormally high in fiscal year 2022 as a result of the COVID-19 pandemic and the related disruptions to the supply chain, (ii) elimination of negative effects of the Cargo Loss Incident of $9.0 million which did not recur in fiscal year 2023, (iii) settlement of contractual claims with our largest battery module vendor of $19.5 million in December 2022, and (iv) reduction of stock-based compensation expense by $4.3 million. Stock-based compensation expense was higher in fiscal year 2022 due to achievement of the performance condition being met upon the IPO. These were offset by negative impacts of period over period changes on derivative contracts of $23.9 million entered into to mitigate foreign exchange rate exposure on project costs, as we had gains in the prior year and losses in the current year.
Gross Profit (Loss) and Gross Profit Margin (Loss)
Gross profit increased by $203.3 million or 326%, in the fiscal year ended September 30, 2023, as compared to the fiscal year ended September 30, 2022. The increase in gross profit is primarily due to (i) improvement in gross margins on the newer Gen6 solutions projects (ii) the $41.0 million, net reductions in “Costs of Goods and Services” described above, and (iii) $9.1 million from the consulting services provided to AES.
Research and Development Expenses
Research and development expenses increased by $6.2 million, or 10.3%, in the fiscal year ended September 30, 2023, as compared to the fiscal year ended September 30, 2022. The increase was primarily attributable to (i) an increase of $9.7 million in personnel-related costs in the current period due to higher headcount and employee bonuses, which are connected to the Company’s performance, to support our growth as we have been investing heavily in our human capital, technology, products, and solutions, and (ii) a $5.8 million increase in materials and supplies expense in relation to developing product prototypes. The increases were partially offset by $9.7 million of software development spend capitalized.

Sales and Marketing Expenses
Sales and marketing expenses increased by $3.9 million, or 10.5%, in the fiscal year ended September 30, 2023, as compared to the fiscal year ended September 30, 2022. The increase was primarily attributable to an increase of $2.1 million in personnel-related expenses specifically related to an increase in employee bonuses which were connected to the Company’s performance offset by a reduction of stock-based compensation expense for the same reasons as described above in “Costs of Goods and Services.”
General and Administrative Expenses
General and administrative expenses increased by $19.6 million, or 16.8%, in the fiscal year ended September 30, 2023, as compared to the fiscal year ended September 30, 2022. The increase was primarily attributable to an increase in personnel-related costs of $16.8 million due to higher headcount to support our growth and an increase in employee bonuses.
Depreciation and Amortization
Depreciation and amortization increased by $2.7 million, or 38.4%, in the fiscal year ended September 30, 2023, as compared to the fiscal year ended September 30, 2022. The increase was primarily attributable to (i) an increase in depreciation of $1.8 million resulting from equipment acquired, and (ii) an increase in amortization of $1.1 million related to intangible assets acquired in April 2022 from Nispera.
Interest (Income) Expense, Net
Interest income increased by $5.1 million, or 1552.8%, in the fiscal year ended September 30, 2023, as compared to the fiscal year ended September 30, 2022. The increase was primarily attributable to (i) an increase in interest income of $5.1 million due to higher interest rates on cash deposits and investments, (ii) and an $3.5 million increase in interest income on note receivable balances with our largest customer in the Philippines. The increase was offset by an increase in interest expense primarily due to (i) $2.4 million of interest expense accretion on borrowing against a customer receivable and (ii) $0.9 million of interest expense from letters of credit issued during fiscal year 2023 pursuant to the Revolver.
Other (Income) Expense, Net
Other (income) expense, net increased by $11.6 million, or 250.3%, in the fiscal year ended September 30, 2023, as compared to the fiscal year ended September 30, 2022. The increase in other income was primarily attributable to favorable foreign currency exchange gains for monetary assets and liabilities.
Income Tax Expense
Income tax expense increased by $3.2 million, or 235.2%, in the fiscal year ended September 30, 2023, as compared to the fiscal year ended September 30, 2022. The increase in tax expense is primarily due to decreases in global pre-tax losses and changes in valuation allowances recorded in fiscal year 2023.
Net Loss
Net loss decreased by $184.4 million, or 63.8%, in the fiscal year ended September 30, 2023, as compared to the fiscal year ended September 30, 2022. The decrease is primarily attributable to increase in “gross profit” and increase in “other (income) expense, net”, both as described above, partially offset by increases in operating expenses as described above.
Comparison of the Fiscal Year Ended September 30, 2022 to the Fiscal Year Ended September 30, 2021
For a discussion of our results of operations for the year ended September 30, 2022 compared to fiscal year ended September 30, 2021, please see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, filed with the SEC on December 14, 2022.
Liquidity and Capital Resources
Since inception and through September 30, 2023, our principal sources of liquidity were the proceeds from our IPO, our cash and cash equivalents, short-term borrowings, borrowings available under the Revolver, supply chain financing, capital contributions from AES Grid Stability and Siemens Industry, proceeds from the QFH investment and borrowings against note receivables.

We believe the proceeds received from our IPO, cash flows from operations, borrowings against notes receivable and borrowings available under the ABL Credit Agreement will be sufficient to meet our expense and capital requirements for at least the next 12 months following the filing of this Annual Report.
Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of our growth initiatives and our introduction of new products, services, and digital application offerings, and overall economic conditions. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and cash requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of additional debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, operations and financial condition.
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
We have provided certain of our suppliers with access to a supply chain financing program through a third-party financing institution (the “SCF Bank”). This program allows us to seek extended payment terms with our suppliers and allows our suppliers to monetize their receivables prior to the payment due date, subject to a discount. Once a supplier elects to participate in the program and reaches an agreement with the SCF Bank, the supplier elects which individual invoices to sell to the SCF Bank. We then pay the SCF Bank on the invoice due date. We have no economic interest in a supplier’s decision to sell a receivable to the SCF Bank. The agreements between our suppliers and the SCF Bank are solely at their discretion and are negotiated directly between them. Our suppliers’ ability to continue using such agreements is primarily dependent upon the strength of our financial condition and guarantees issued by AES and Siemens. As of September 30, 2023, AES and Siemens issued guarantees of $50.0 million each, for a total of $100.0 million, to SCF Bank on our behalf.
As of September 30, 2023, three suppliers were actively participating in the supply chain financing program, and we had $30.0 million of payables outstanding subject to the program. All outstanding payments owed under the program are recorded within Accounts payable in our Consolidated Balance Sheets.
On August 11, 2023, we filed an automatic shelf registration statement on Form S-3 with the SEC which became effective upon filing and will remain effective for three years from the effectiveness date. The Form S-3 allows us to offer and sell from time-to-time Class A common stock, preferred stock, depository shares, debt securities, warrants, purchase contracts or units comprised of any combination of these securities for our own account and allows certain selling stockholders to offer and sell 135,666,665 shares of Class A common stock in one or more offerings.
The Form S-3 is intended to provide us flexibility to conduct registered sales of our securities, subject to market conditions and our future capital needs. The terms of any future offering under the shelf registration statement will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to the completion of any such offering.
Revolving Credit Facility

We entered into a Revolving Credit Agreement for a Revolving Credit Facility (the “Revolver”) on November 1, 2021, by and among Fluence Energy, LLC, as the borrower, Fluence Energy Inc., as a parent guarantor, the subsidiary guarantors party thereto, the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent and collateral agent. As of September 30, 2023, the aggregate amount of commitments was $200.0 million. The Revolver was originally scheduled to mature on November 1, 2025. The Revolving Credit Agreement was terminated effective November 22, 2023, in conjunction with the entry into the new ABL Credit Agreement (as further described below).

The Revolver was secured by (i) a first priority pledge of the equity securities of Fluence Energy, LLC and its subsidiaries and (ii) first priority security interests in, and mortgages on, substantially all tangible and intangible personal property and material fee-owned real property of Fluence Energy, LLC, the parent guarantor and each subsidiary guarantor party thereto, in each case, subject to customary exceptions and limitations. On May 19, 2023, the Revolving Credit Agreement was amended to replace Adjusted LIBOR with Adjusted Term SOFR as the applicable benchmark interest rate with respect to certain classes of loans. The Company elected the optional practical expedient as it related to our Revolver as the amendment did not modify terms that changed or had the potential to change, the amount and timing of cash flows unrelated to the replacement of LIBOR.
The Revolver bore interest at either (i) the Adjusted SOFR Rate (each as defined in the Revolving Credit Agreement) plus 3.0 % or (ii) the Alternate Base Rate (as defined in the Revolving Credit Agreement) plus 2.0% (subject to customary LIBOR replacement provisions and alternative benchmark rates including customary spread adjustments with respect to borrowings in foreign currency), at the option of Fluence Energy, LLC. Fluence Energy, LLC was required to pay to the lenders a commitment fee of 0.55 % per annum on the average daily unused portion of the revolving commitments through maturity, which was originally scheduled to be the four-year anniversary of the closing date of the Revolver. The Revolver also provided for up to $200.0 million in letter of credit issuances, which required customary issuance and administration fees, as well as a fronting fee payable to each issuer thereof and a letter of credit participation fee of 2.75% per annum payable to the lenders.
The Revolving Credit Agreement contained covenants that, among other things, restricted our ability to incur additional indebtedness; incur liens; sell, transfer, or dispose of property and assets; make investments or acquisitions; make dividends, distributions, or other restricted payments; and engage in affiliate transactions. The terms of the Revolving Credit Agreement limited our ability to make certain payments, including dividends and distributions on Fluence Energy, LLC’s equity, Fluence Energy, Inc.’s equity and other restricted payments. Under the terms of the Revolving Credit Agreement, Fluence Energy, LLC and its subsidiaries were limited in their ability to pay cash dividends to, lend to, or make other investments in Fluence Energy, Inc., subject to certain exceptions, including among others (i) the ability to make investments of up to the greater of (a) $10,500,000 and (b) 1.5% of the consolidated assets of Fluence Energy, Inc. and its subsidiaries, and (ii) the ability to issue dividends and make other Restricted Payments (as defined in the Revolving Credit Agreement) (a) if after giving pro forma effect to such dividend or other Restricted Payment the Total Liquidity (as defined in the Revolving Credit Agreement) of Fluence Energy, Inc. and its subsidiaries party to the Revolving Credit Agreement was at least $600,000,000, or (b) such dividend or other Restricted Payment was made to reimburse Fluence Energy, Inc. for certain tax distributions under the Fluence Energy LLC Agreement and certain payments under the Tax Receivable Agreement and certain operational expenses incurred in connection with the ownership and management of Fluence Energy, LLC. In addition, we were required to maintain (i) minimum liquidity and gross revenue requirements, in each case, until consolidated EBITDA reached $150.0 million for the most recent four fiscal quarters and we made an election, and (ii) thereafter, a maximum total leverage ratio and a minimum interest coverage ratio. Such covenants were tested on a quarterly basis. As of September 30, 2023, we were in compliance with all such covenants or maintained availability above such covenant triggers.
As of September 30, 2023, we had no borrowings under the Revolver and $35.9 million of letters of credit outstanding, and availability under the facility of $164.1 million net of letters of credit issued.

Asset-Based Lending Facility

On November 22, 2023, the Company entered into an asset-based syndicated credit agreement with revolving commitments in an aggregate principal amount of $400.0 million (the "ABL Facility"), by and among Fluence Energy, LLC, as parent borrower, Fluence Energy, Inc., as parent, the other borrowers party thereto, the other guarantors party thereto, the lenders party thereto, and Barclays Bank PLC, as administrative agent (the "ABL Credit Agreement"). The ABL Facility is secured by (i) a first priority pledge of Fluence Energy, Inc.’s equity interests in Fluence Energy, LLC and (ii) first priority security interests in, and mortgages on, substantially all tangible and intangible personal property and material fee-owned real property of Fluence Energy, Inc., Fluence Energy, LLC and Fluence Energy Global Production Operation, LLC, in each case, subject to customary exceptions and limitations. Borrowings under the ABL Facility will mature, and lending commitments thereunder will terminate, on November 22, 2027.

The ABL Facility provides for a borrowing base that is an amount equal to (a) the lesser of (i) 75% of each borrower's Eligible Inventory (as defined in the ABL Credit Agreement) (valued as set forth in the ABL Credit Agreement) and (ii) the product of (x) 85% multiplied by (y) the Net Orderly Liquidation Value (as defined in the ABL Credit Agreement) percentage identified in the most recent inventory appraisal delivered to the administrative agent multiplied by (z) the borrowers' Eligible Inventory, plus (b) the lesser of (i) 75% of each borrower's Eligible In-Transit Inventory (as defined in the ABL Credit Agreement) (valued as set forth in the ABL Credit Agreement) and (ii) the product of (x) 85% multiplied by (y) the Net Orderly Liquidation Value percentage identified in the most recent inventory appraisal delivered to the administrative agent multiplied by (z) the borrowers' Eligible In-Transit Inventory; provided that the aggregate amount of (A) Eligible In-Transit Inventory included in the borrowing base at any time, plus (B) all Customer In-Transit Inventory (as defined in the ABL Credit Agreement) included in the borrowing base shall not exceed the In-Transit Inventory Cap (as defined in the ABL Credit Agreement) then in effect; minus (c) the aggregate amount of reserves, if any. The Company will provide a borrowing base certificate to lenders 20 days following the end of each calendar month, except during a reporting trigger period where it will provide such certificates on a weekly basis. The ABL Credit Agreement provides for a full cash dominion period (a) if an event of default is occurring or (b) after the Availability Requirement Holiday (as defined in the ABL Credit

Agreement), beginning on the date on which Excess Availability (as defined in the ABL Credit Agreement) is less than the greater of (i) 12.5% of the Line Cap (as defined in the ABL Credit Agreement) and (ii) if the borrowing base then in effect is (A) less than $200.0 million, $25.0 million and (B) greater than or equal to $200.0, $50.0 million.

The ABL Credit Agreement sets forth that (i) loans comprising each ABR Borrowing (as defined in the ABL Credit Agreement) shall bear interest at the Alternate Base Rate (as defined in the ABL Credit Agreement) plus an additional margin ranging from 2.00% to 2.50%, depending on the Average Excess Availability (as defined in the ABL Credit Agreement) during the applicable determination period, (ii) loans comprising each Canadian Prime Loan Borrowing (as defined in the ABL Credit Agreement) shall bear interest at the Canadian Prime Rate (as defined in the ABL Credit Agreement) plus an additional margin ranging from 1.00% to 1.50%, depending on the Average Excess Availability (as defined in the ABL Credit Agreement) during the applicable determination period, and (iii) the loans comprising each Term Benchmark Borrowing (as defined in the ABL Credit Agreement) shall bear interest at the Adjusted Term SOFR Rate, the Adjusted EURIBOR Rate or Adjusted Daily Compounded CORRA (each as defined in the ABL Credit Agreement), as applicable, plus an additional margin ranging from 2.00% to 2.50%, depending on the Average Excess Availability during the applicable determination period, in each instance subject to customary benchmark replacement provisions including, but not limited to, alternative benchmark rates, customary spread adjustments with respect to borrowings in foreign currencies and benchmark replacement conforming changes. Fluence Energy, LLC is required to pay to the lenders a commitment fee on the average daily unused portion of the commitments through maturity, which shall accrue at the rate of (a) until the last day of the first full calendar quarter following the closing of the ABL Facility, 0.450% per annum, and (b) thereafter, 0.450% per annum if average revolving loan utilization is less than or equal to 50% and 0.375% per annum if average revolving loan utilization is greater than 50%. The ABL Facility also provides for an initial letter of credit sublimit in the amount of $167.5 million, which sublimit may be increased to $200.0 million, if certain conditions are met. Each letter of credit issuance will be conditioned upon, among other conditions, the payment of certain customary issuance and administration fees, as well as payment of a fronting fee to each issuer thereof and payment of a letter of credit participation fee payable to the lenders.

The ABL Credit Agreement contains customary covenants for this type of financing, including, but not limited to, covenants that restrict our ability to incur indebtedness; incur liens; sell, transfer, or dispose of property and assets; make investments or acquisitions; pay dividends, make distributions or other restricted payments; and engage in affiliate transactions. The ABL Credit Agreement limits our ability to make certain payments, including dividends and distributions on Fluence Energy, LLC’s equity, the Company’s equity and other restricted payments. Under the terms of the ABL Credit Agreement, Fluence Energy, LLC and its subsidiaries are currently limited in their ability to pay cash dividends to, lend to, or make other investments in Fluence Energy, Inc., subject to certain exceptions. In addition, if certain payment conditions under the ABL Credit Agreement are satisfied, including the satisfaction of a minimum excess availability requirement, then additional specified transactions may be made by the Company and its subsidiaries. The Company agreed that it will not, and its subsidiaries will not, permit Total Liquidity (as defined in the ABL Credit Agreement) at any time to be less than the greater of (i) 20% of the Line Cap then in effect and (ii) $64.0 million, and the Company agreed that it will not, and its subsidiaries will not, permit Excess Availability to be less than the greater of (i) $15.0 million and (ii) 10% of the Line Cap then in effect. Such covenants will be tested on a quarterly basis and upon certain restricted payments, the incurrence of indebtedness, certain dispositions and other Specified Transactions (as defined in the ABL Credit Agreement).

Borrowings Against Note Receivable - Pledged as Collateral
In December 2022, we transferred $24.3 million in customer receivables to Standard Chartered Bank (“SCB”) in the Philippines for proceeds of $21.1 million. The receivables all related to our largest customer in that country. The underlying receivables transferred were previously aggregated into a long term note, with interest, and which has a maturity date of September 30, 2024 and was previously classified under “Other non-current assets” on our consolidated balance sheet. In April 2023, we aggregated into an additional long term note and transferred an additional $30.9 million in receivables with the same customer to SCB for proceeds of $27.0 million, upon substantially similar terms as the December 2022 transfer and has a maturity date of December 27, 2024. These transactions are treated as secured borrowings as we did not transfer the entire note receivables due from the customer to SCB. We continue to receive quarterly interest income from the customer, while SCB is responsible for collecting payments on the principal balances which represent the initial receivable balances from the customer. We have no other continuing involvement or exposure related to the underlying receivables. As of September 30, 2023, we recorded net interest income of $1.0 million, which represents the aggregate of $3.4 million in interest income recorded in “Interest (income) expense,net” and $2.4 million in interest expense.

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

On June 30, 2022, Siemens Industry, Inc. exercised its redemption right pursuant to the terms of LLC Agreement with respect to its entire holding of 58,586,695 LLC Interests of Fluence Energy, LLC, together with the corresponding cancellation of an equivalent number of shares of Class B-1 common stock of Fluence Energy, Inc., par value $0.00001 per share (the “Siemens Redemption”). The Siemens Redemption resulted in increases in the tax basis of the assets of Fluence Energy, LLC and certain of its subsidiaries. The increases in tax basis and tax basis adjustments increases (for tax purposes) the depreciation and amortization deductions available to Fluence Energy, Inc. and, therefore, may reduce the amount of U.S. federal, state, and local tax that Fluence Energy, Inc. would otherwise be required to pay in the future, although the IRS may challenge all or part of the validity of that tax basis, and a court could sustain such a challenge.

As a result of the tax basis adjustment of the assets of Fluence Energy, LLC and its subsidiaries upon the Siemens Redemption and our possible utilization of certain tax attributes, the payments that we may make under the Tax Receivable Agreement will be substantial. The Siemens Redemption will result in future tax savings of $96.5 million. Siemens AG will be entitled to receive payments under the Tax Receivable Agreement equaling 85% of such amount, or $82.0 million; assuming, among other factors, (i) we will have sufficient taxable income to fully utilize the tax benefits; (ii) Fluence Energy, LLC is able to fully depreciate or amortize its assets; and (iii) no material changes in applicable tax law. The payments under the Tax Receivable Agreement are not conditioned upon continued ownership of us by the Founders. Although the timing and extent of future payments could vary significantly under the Tax Receivable Agreement for the factors discussed above, we anticipate funding payments from the Tax Receivable Agreement from cash flow from operations of our subsidiaries, available cash or available borrowings under any future debt agreements, and such payments are not anticipated to be dependent upon the availability of proceeds of the IPO.

We determined it is not probable payments under the Tax Receivable Agreement would be made, given there is no expectation of future sufficient taxable income over the term of the agreement to utilize deductions in the future. Therefore, the Company has not recognized the liability. Should we determine that the Tax Receivable Agreement payment is probable, a corresponding liability will be recorded and as a result, our future results of operations and earnings could be impacted as a result of these matters.
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
Commitments, Contingent Obligations and Off-Balance Sheet Arrangements

As of September 30, 2023, the Company had outstanding bank guarantees, parent guarantees and surety bonds issued as performance security arrangements for several customer projects. The Company has certain battery purchase obligations under a master supply agreement with a supplier. We are also party to both assurance and service-type warranties for various lengths of time. Refer to “Note 14 - Commitments and Contingencies” to our consolidated financial statements included elsewhere in this Annual Report for more information regarding our contingent obligations, including off-balance sheet arrangements, and legal contingencies.
Historical Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities for the periods presented.

	Fiscal Year Ended September 30,		Change	Change %
in thousands	2023	2022
Net cash used in operating activities	$(111,927)	$(282,385)	$170,458	60.4%
Net cash provided by (used in) investing activities	94,437	(148,417)	242,854	163.6%
Net cash provided by financing activities	52,595	817,053	(764,458)	(93.6)%
Net cash flows used in operating activities was $111.9 million in fiscal year 2023, compared $282.4 million in fiscal year 2022, representing a decrease $170.5 million in net cash used in operations. The decrease was mainly due a decrease in net loss of $184.4 million period over period offset by a reduction of insurances proceeds received of $10.0 million.
Net cash flows provided by investing activities was $94.4 million in fiscal year 2023, compared to net cash flows used in investing activities of $148.4 million in fiscal year 2022, representing an increase of $242.9 million. Fiscal year 2023 included $111.7 million from proceeds of short-term investments, offset by $5.0 million in payments for investment in joint ventures, $9.2 million in capital expenditures on software, and $3.0 million purchases of property and equipment. Fiscal year 2022 included $110.1 million for the purchase of short-term investments, $29.2 million related to cash paid for a business acquisition, and $7.9 million purchases of property and equipment.
Cash flows provided by financing activities was $52.6 million in fiscal year 2023, compared to $817.1 million in fiscal year 2022, representing a decrease of $764.5 million. Cash flows provided by financing activities in fiscal year 2023 was primarily driven by $48.2 million in proceeds from borrowing against note receivable - pledged as collateral and $7.2 million in proceeds from the exercise of stock options offset by $2.8 million in cash outflows from repurchases of class A common stock placed into treasury. Cash flows provided by financing activities in fiscal year 2022 was primarily driven by $935.8 million of proceeds from issuance of Class A common stock sold in an IPO, net of underwriting discounts and commissions, offset by $50.0 million repayment of promissory notes and $50.0 million repayment of line of credit.

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
Revenue Recognition - Sale of Energy Storage Products
The Company enters into contracts with utility companies, developers, and commercial and industrial customers to design and build battery-based energy storage products. Each storage product is customized depending on the customer’s energy needs. Customer payments are due upon meeting certain milestones that are consistent with contract-specific phases of a project. The Company determines the transaction price based on the consideration expected to be received which includes estimates of liquidated damages (“LDs”) or other variable consideration that are included in the transaction price in accordance with ASC 606. We assess any variable consideration using an expected value method. The transaction price identified is allocated to each distinct performance obligation to deliver a good or service based on the relative standalone selling prices. Generally, the Company’s contracts to design and build battery-based storage products are determined to have one performance obligation. When shipping and handling activities are performed after the customer obtains control of the product, we elect to account for shipping and handling as activities to fulfill the promise to transfer the product.
The Company recognizes revenue over time as we transfer control of our product to the customer. This transfer of control to the customer is supported by clauses in the contracts, that provides enforceable rights to payment of the transaction price associated with work performed to date for products that do not have an alternative use to the Company and/or as the project is built and control transfers depending on the contract terms.
Revenue for these performance obligations is recognized using the percentage of completion method based on cost incurred as a percentage of total estimated contract costs. Standard inventory materials (including batteries, enclosures, chillers, and others, which are assembled into “cubes”) that could be used interchangeably on other projects are included in our measure of progress when they are integrated into, or restricted to, the production of the customer’s project. Due to the significance of the costs associated with cubes, our judgement on when such costs should be included in the measure of progress has a material impact on revenue recognition. Contract costs include all direct material and labor costs related to contract performance. Pre-contract costs with no future benefit are expensed in the period in which they are incurred. Since the revenue recognition of these contracts depends on estimates, which are assessed continually during the term of the contract, recognized revenues and profit are subject to revisions as the contract progresses to completion. The cumulative effects of revisions of estimated total contract costs and revenues, together with any contract reserves which may be deemed appropriate, are recorded in the period in which they occur. Due to the uncertainties inherent in the estimation process, it is reasonably possible that these estimates will be revised in a different period. When a loss is forecasted for a contract, the full amount of the anticipated loss is recognized in the period in which it is determined that a loss will occur.
Our contracts generally provide our customers the right to liquidated damages against Fluence in the event specified milestones are not met on time, or equipment is not delivered according to contract specifications. Liquidated damages are accounted for as variable consideration, and the contract price is reduced by the expected penalty or LD amount when recognizing revenue. Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty is resolved. Estimating variable consideration requires certain estimates and assumptions, including whether and by how much a project will be delayed and/or will not meet performance contractual specifications. The existence and measurement of liquidated damages may also be impacted by our judgements about the probability of favorable outcomes of customer disputes involving whether certain events qualify as force majeure or the reason for the events that caused project delays. Variable consideration for liquidated damages is estimated using the expected value of the consideration to be received.
At times Fluence will incur additional costs to execute on the performance of a contract. When this happens, we typically attempt to recover the revenue associated with these costs via a change order with the customer. When this fact pattern occurs, it will create a timing difference between when we have incurred the cost versus when we record the revenue as costs are recognized immediately when incurred and the revenue from the change order is recognized as an increase to contract price when it is legally enforceable, which is usually upon signing a respective change order or equivalent document confirming the claim acceptance by customer. Revenue is recorded net of any taxes assessed on and collected from customers, which are remitted to the governmental authorities.
Refer to “Note 2 - Summary of Significant Accounting Policies and Estimates” for further discussion of other accounting policies and estimates including income taxes, goodwill, and loss contracts.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Market risk is the potential loss that may result from market changes associated with our business or with an existing or forecasted financial transactions. We are exposed to various market risks in the ordinary course of our business which are discussed below.

Credit Risk
Credit risk refers to the risk that a counterparty may default on its contractual obligations resulting in a loss to us. Our counterparties for sale of our energy storage products and solutions and delivery service are customers including conglomerates, utilities / load-serving entities, independent power producers, developers, and C&I customers in the United States and other countries. A loss of one or more of our significant customers, their inability to perform under their contracts, or their default in payment could harm our business and negatively impact revenue, results of operations, and cash flows. Credit policies have been approved and implemented to govern our portfolio of counterparties with the objective of mitigating credit losses. These policies establish guidelines, controls, and limits to manage credit risk within approved tolerances by mandating an appropriate evaluation of the financial condition of existing and potential counterparties, monitoring agency credit ratings, and by implementing credit practices that limit exposure according to the risk profiles of the counterparties. In addition, customers are required to make milestone payments based on their project’s progress. We may also, at times, require letters of credit, parent guarantees or cash collateral when deemed necessary.
Our overall exposure may be affected positively or negatively by macroeconomic or regulatory changes that impact our counterparties to one extent or another. Currently, management does not anticipate a material adverse effect in our financial position or results of operations as a consequence of counterparty non-performance. We continuously monitor the creditworthiness of all our counterparties.
Foreign Currency Risk
Our reporting currency is the U.S. dollar, while certain of our current subsidiaries have other functional currencies, reflecting their principal operating markets. Fluctuations in currency exchange rates between the U.S. dollar and the Euro, the British pound, the Australian dollar, the Canadian Dollar, and the Swiss Franc in our current foreign markets could create significant fluctuations in earnings and cash flows. Our foreign currency derivatives are primarily used to mitigate foreign currency risk related to foreign denominated supply arrangements with the changes in fair value recognized as a component of Cost of Goods and Services. To date, we have not had material exposure to foreign currency fluctuations and have not had material hedging instruments to hedge the foreign currency risks.
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
Customer Concentration and Emerging Market Exposure Risk
We deliver products and services in developed economies, including the United States, the United Kingdom, Chile, Ireland, Switzerland, Australia, Germany, and other developed countries. We also deliver products and services in the Philippines and India, which represent an aggregate 3% and 6% of revenue for the fiscal year 2023 and 2022, respectively. Macroeconomic conditions in developing economies are usually more volatile than in developed economies and entail certain risks and uncertainties. Changes in the United States and other countries’ trade environment, including the imposition of import tariffs, could adversely affect the amount or timing of our revenues, results of operations, or cash flows. The interruption of the flow of components and materials from international vendors could disrupt our supply chain, including as a result of the imposition of additional duties, tariffs and other charges on imports and exports.
Interest Rate Risk

We were previously exposed to interest rate risk in connection with borrowings under the Revolver, which bore interest at floating rates, and we currently are exposed to interest rate risk in connection with borrowings under the ABL Credit Agreement, which bears interest at floating rates. We entered into the Revolver on November 1, 2021, which bears a variable interest rate based on the Adjusted SOFR Rate or the Alternate Base Rate (each as defined in the Revolving Credit Agreement). As of September 30, 2023, we have no borrowings under the Revolver. Effective November 22, 2023, we terminated the Revolver and entered into the ABL Credit Agreement, under which borrowings bear a variable interest rate based on the Adjusted Term SOFR Rate, Alternate Base Rate, Adjusted EURIBOR Rate, or Adjusted Daily Compounded CORRA Rate, plus applicable margin depending on available excess availability (each as defined in the ABL Credit Agreement).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page
Schedule I	108
Schedule II	112

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Fluence Energy, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Fluence Energy, Inc. (the Company) as of September 30, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, members’ equity (deficit) and mezzanine equity and cash flows for each of the three years in the period ended September 30, 2023, the related notes and the financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 29, 2023 expressed an adverse opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition – Transfer of Control
Description of the Matter
As described in Notes 2 and 3 to the consolidated financial statements, the Company recognized $2,197.6 million of revenue from the sale of battery-based energy storage solutions. Revenue from these sales is recognized over time, using the percentage of completion method based on costs incurred as a percentage of total estimated contract costs. Standard inventory materials (including batteries, enclosures, chillers, and others, which are assembled into “cubes”) that could be used interchangeably on other projects are included in the measure of progress when they are integrated into, or restricted to, the specific customer project. Due to the significance of the costs associated with cubes, the inclusion of such costs in the measure of progress has a material impact on revenue recognition.

Auditing the Company’s revenue recognition required a high degree of auditor judgment and more extensive audit procedures due to the complexity involved in determining whether the costs associated with cubes are appropriately included in the measure of progress in the Company’s percentage of completion calculation.

How We Addressed the Matter in Our Audit
To evaluate whether costs associated with cubes were appropriately included in the measure of progress when revenue was recognized, our audit procedures included, among others, selecting a sample of customer contracts and reviewing them including any change orders, to understand the terms impacting when the cubes were integrated into or restricted to the customer’s project. We also obtained confirmation from customers of the contractual terms as well as the timing and quantity of cubes delivered, and, in the absence of a change order, that the customer had requested delivery to an alternate location and had accepted legal title to the cubes. Additionally, we inspected the cubes at the customers’ locations. In order to verify the completeness and accuracy of the Company’s records, we also obtained confirmation of the quantity and timing of cube shipments to customer locations directly from the Company’s contract manufacturers and inspected delivery documents.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2018.
Tysons, VA
November 29, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Fluence Energy, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Fluence Energy, Inc.’s internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Fluence Energy, Inc. (the Company) has not maintained effective internal control over financial reporting as of September 30, 2023, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in controls related to the Company’s revenue recognition process.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2023 consolidated financial statements of the Company. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report dated November 29, 2023, which expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Tysons, VA
November 29, 2023

FLUENCE ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(U.S. Dollars in Thousands, except per share or share amounts)

	September 30,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$345,896	$357,296
Restricted cash	106,835	62,425
Short-term investments	—	110,355
Trade receivables, net	103,397	86,770
Unbilled receivables	192,064	138,525
Receivables from related parties	58,514	112,027
Advances to suppliers	107,947	54,765
Inventory, net	224,903	652,735
Current portion of notes receivable - pledged as collateral	24,330	—
Other current assets	31,074	26,635
Total current assets	1,194,960	1,601,533
Non-current assets:
Property and equipment, net	12,771	13,755
Intangible assets, net	55,752	51,696
Goodwill	26,020	24,851
Deferred income tax asset, net	86	3,028
Note receivable - pledged as collateral	30,921	24,330
Other non-current assets	31,639	26,461
Total non-current assets	157,189	144,121
Total assets	$1,352,149	$1,745,654
Liabilities, and stockholders’ equity
Current liabilities:
Accounts payable	$62,899	$304,898
Deferred revenue	273,164	273,073
Current portion of borrowings against note receivable - pledged as collateral	22,539	—
Personnel related liabilities	52,174	21,286
Accruals and provisions	172,223	183,814
Payables and deferred revenue with related parties	116,488	306,348
Taxes payable	29,465	11,114
Other current liabilities	16,711	8,930
Total current liabilities	745,663	1,109,463
Non-current liabilities:
Deferred income tax liability	4,794	4,876
Borrowings against note receivable - pledged as collateral	28,024	—
Other non-current liabilities	17,338	2,107
Total non-current liabilities	50,156	6,983
Total liabilities	795,819	1,116,446
Commitments and Contingencies (Note 14)
Stockholders’ equity:
Preferred stock, 0.00001 per share, 10,000,000 share authorized; no shares issued and outstanding as of September 30, 2023 and 2022	—	—
Class A common stock, 0.00001 par value per share, 1,200,000,000 shares authorized; 119,593,409 shares issued and 118,903,435 shares outstanding as of September 30, 2023; 115,424,025 shares issued and 114,873,121 shares outstanding as of September 30, 2022	1	1
Class B-1 common stock, 0.00001 par value per share, 200,000,000 shares authorized; 58,586,695 shares issued and outstanding as of September 30, 2023; 58,586,695 shares issued and outstanding as of September 30, 2022	—	—

Class B-2 common stock, 0.00001 par value per share, 200,000,000 shares authorized; no shares issued and outstanding as of September 30, 2023 and 2022	—	—
Treasury stock, at cost	(7,797)	(5,013)
Additional paid-in capital	581,104	542,602
Accumulated other comprehensive income	3,202	2,784
Accumulated deficit	(174,164)	(104,544)
Total stockholders’ equity attributable to Fluence Energy, Inc.	402,346	435,830
Non-controlling interest	153,984	193,378
Total stockholders’ equity	556,330	629,208
Total liabilities, stockholders’ equity	$1,352,149	$1,745,654
The accompanying notes are an integral part of these consolidated financial statements

FLUENCE ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(U.S. Dollars in Thousands, except per share amounts or share amounts)

	Fiscal Year Ended September 30,
	2023	2022	2021
Revenue	$1,564,169	$552,271	$594,055
Revenue from related parties	653,809	646,332	86,711
Total revenue	2,217,978	1,198,603	680,766
Cost of goods and services	2,077,023	1,260,957	749,910
Gross profit (loss)	140,955	(62,354)	(69,144)
Operating expenses:
Research and development	66,307	60,142	23,427
Sales and marketing	41,114	37,207	22,624
General and administrative	136,308	116,710	38,162
Depreciation and amortization	9,835	7,108	5,112
Interest (income) expense, net	(5,388)	(326)	1,435
Other (income) expense, net	(6,952)	4,625	270
Loss before income taxes	(100,269)	(287,820)	(160,174)
Income tax expense	4,549	1,357	1,829
Net loss	$(104,818)	$(289,177)	$(162,003)
Net loss attributable to non-controlling interest	$(35,198)	$(184,692)	$(162,003)
Net loss attributable to Fluence Energy, Inc.	$(69,620)	$(104,485)	N/A

Weighted average number of Class A common shares outstanding
Basic and diluted	116,448,602	69,714,054	N/A
Loss per share of Class A common stock
Basic and diluted	$(0.60)	$(1.50)	N/A

Foreign currency translation gain (loss), net of income tax expense of $0.3 million in 2023, $0.1 million in 2022, and $0 in 2021	586	5,091	(614)
Actuarial gain on pension liabilities, net of income tax expense of $0 in each period	15	251	128
Total other comprehensive income (loss)	601	5,342	(486)
Total comprehensive loss	$(104,217)	$(283,835)	$(162,489)
Comprehensive loss attributable to non-controlling interest	$(35,015)	$(182,345)	$(162,489)
Total comprehensive loss attributable to Fluence Energy, Inc.	$(69,202)	$(101,490)	N/A

The accompanying notes are an integral part of these consolidated financial statements

FLUENCE ENERGY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY, MEMBERS’ EQUITY (DEFICIT) AND MEZZANINE EQUITY
(U.S. Dollars in Thousands except Shares)

	Mezzanine Equity		Limited Members’ Capital		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Members’ Deficit
	Units	Amount	Units	Amount
Balance at September 30, 2020	—	—	117,173,390	99,872	201	(117,298)	(17,225)
Capital contribution	—	—	—	6,280	—	—	6,280
Issuance of class B membership units, net	18,493,275	117,235	—	—	—	—	—
Net loss	—	—	—	—	—	(162,003)	(162,003)
Other comprehensive loss, net of income tax benefit of $0	—	—	—	—	(486)	—	(486)
Balance at September 30, 2021	18,493,275	$117,235	117,173,390	$106,152	$(285)	$(279,301)	$(173,434)

	Mezzanine Equity	Members’ capital contributions	Class A Common Stock		Class B-1 Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Non-Controlling interest	Total stockholders’ equity and members’ deficit
			Shares	Amount	Shares	Amount				Shares	Amount
Balance at September 30, 2021	$117,235	$106,152	—	$—	—	$—	$—	$(279,301)	$(285)	—	$—	$—	$(173,434)
Net loss prior to the Transactions	—	—	—	—	—	—	—	—	—	—	—	(20,317)	$(20,317)
Other comprehensive income prior to the Transactions, net of income tax expense of $0	—	—	—	—	—	—	—	—	175	—	—	—	$175
Effect of the Transactions related to the IPO	(117,235)	(106,152)	18,493,275	—	—	—	(24,091)	279,301	75	—	—	(31,899)	$117,234
Issuance of Class A common stock in IPO, net of issuance costs	—	—	35,650,000	—	—	—	295,740	—	—	—	—	640,021	$935,761
Founders stock issuance	—	—	—	—	117,173,390	1	—	—	—	—	—	—	$1
Net loss subsequent to the Transactions	—	—	—	—	—	—	—	(104,485)	—	—	—	(164,375)	$(268,860)
Stock-based compensation expense and related vesting	—	—	1,427,662	—	—	—	35,450	—	—	—	—	—	$35,450
Repurchase of Class A common stock placed into treasury	—	—	(550,904)	—	—	—	—	—	—	550,904	(5,013)	—	$(5,013)
Effect of Siemens Industry redemption of class B-1 common stock for class A common stock	—	—	58,586,695	1	(58,586,695)	(1)	227,699	—	—	—	—	(227,699)	$—
Effect of remeasurement of non-controlling interest due to other share transactions	—	—	—	—	—	—	4,701	—	—	—	—	(4,701)	$—
Proceeds from exercise of stock options	—	—	1,266,393	—	—	—	3,103	—	—	—	—	—	$3,103
Adoption of Accounting Standards	—	—	—	—	—	—	—	(59)	—	—	—	—	$(59)
Other comprehensive income subsequent to the Transactions, net of income tax expense of $0.1 million	—	—	—	—	—	—	—	—	2,819	—	—	2,348	$5,167
Balance at September 30, 2022	$—	$—	114,873,121	$1	58,586,695	$—	$542,602	$(104,544)	$2,784	550,904	$(5,013)	$193,378	$629,208

	Class A Common Stock		Class B-1 Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock		Non-Controlling interest	Total stockholders’ equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at September 30, 2022	114,873,121	$1	58,586,695	$—	$542,602	$(104,544)	$2,784	550,904	$(5,013)	$193,378	$629,208
Net loss	—	—	—	—	—	(69,620)	—	—	—	(35,198)	$(104,818)
Stock-based compensation expense and related vesting	1,171,496	—	—	—	26,920	—	—	—	—	—	$26,920
Repurchase of Class A common stock placed into treasury	(139,070)	—	—	—	—	—	—	139,070	(2,784)	—	$(2,784)
Effect of remeasurement of non-controlling interest due to other share transactions	—	—	—	—	4,379	—	—	—	—	(4,379)	$—
Proceeds from exercise of stock options	2,997,888	—	—	—	7,203	—	—	—	—	—	$7,203
Foreign currency translation gain, net of income tax expense of $0.3	—	—	—	—	—	—	408	—	—	178	$586
Actuarial gain on pension liabilities, net of income tax expense of $0	—	—	—	—	—	—	10	—	—	5	$15
Balance at September 30, 2023	118,903,435	$1	58,586,695	$—	$581,104	$(174,164)	$3,202	689,974	$(7,797)	$153,984	$556,330

The accompanying notes are an integral part of these consolidated financial statements

FLUENCE ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. Dollars in Thousands)

	Fiscal Year Ended September 30,
	2023	2022	2021
Operating activities
Net loss	$(104,818)	$(289,177)	$(162,003)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,665	7,108	5,112
Amortization of debt issuance costs	914	778	—
Inventory (recovery) provision	(1,029)	2,529	14,197
Stock-based compensation expense	26,920	44,131	—
Deferred income taxes	2,542	516	(1,346)
Provision (benefit) on loss contracts	(6,105)	30,032	27,161
Changes in operating assets and liabilities:
Trade receivables	(13,397)	(29,161)	(25,322)
Unbilled receivables	(50,503)	(36,550)	(1,938)
Receivables from related parties	53,611	(78,666)	15,901
Advances to suppliers	(36,490)	(45,024)	(6,865)
Inventory	432,767	(265,477)	(366,674)
Other current assets	(36,828)	1,364	(21,614)
Other non-current assets	(16,632)	(35,208)	(1,184)
Accounts payable	(242,163)	152,467	73,914
Payables and deferred revenue with related parties	(190,920)	78,422	205,461
Deferred revenue	(6,934)	201,028	(52,476)
Current accruals and provisions	(6,871)	(32,361)	21,286
Taxes payable	15,753	(1,779)	6,955
Other current liabilities	39,467	6,362	4,632
Other non-current liabilities	18,124	(3,719)	(466)
Insurance proceeds received	—	10,000	—
Net cash used in operating activities	(111,927)	(282,385)	(265,269)
Investing activities
Purchase of equity securities	—	(1,124)	—
Proceeds from maturities of short-term investments	111,674	—	—
Purchases of short-term investments	—	(110,144)	—
Payments for purchase of investment in joint venture	(5,013)	—	—
Capital expenditures on software	(9,235)	—	—
Payments for acquisition of businesses, net of cash acquired	—	(29,215)	(18,000)
Purchase of property and equipment	(2,989)	(7,934)	(4,292)
Net cash provided by (used in) investing activities	94,437	(148,417)	(22,292)
Financing activities
Capital contribution from founders	—	—	6,280
Proceeds from issuance of Class B membership units	—	—	125,000
Borrowing from promissory notes – related parties	—	—	125,000
Repayment of promissory notes – related parties	—	(50,000)	(75,000)
Borrowing from line of credit	—	—	100,000
Repayment of line of credit	—	(50,000)	(50,000)
Proceeds from borrowing against note receivable - pledged as collateral	48,176	—	—
Payment of equity issuance costs	—	—	(3,343)
Repurchase of Class A common stock placed into treasury	(2,784)	(5,013)	—
Proceeds from exercise of stock options	7,203	3,103	—

Payment of transaction costs related to issuance of Class B membership units	—	(6,320)	—
Payments of debt issuance costs	—	(3,375)	—
Proceeds from issuance of Class A common stock sold in an IPO, net of underwriting discounts and commissions	—	935,761	—
Payments of deferred equity issuance cost	—	(7,103)	—
Other	—	—	3,189
Net cash provided by financing activities	52,595	817,053	231,126
Effect of exchange rate changes on cash and cash equivalents	(2,095)	5,401	(547)
Net increase (decrease) in cash and cash equivalents	33,010	391,652	(56,982)
Cash, cash equivalents, and restricted cash as of the beginning of the period	429,721	38,069	95,051
Cash, cash equivalents, and restricted cash as of the end of the period	$462,731	$429,721	$38,069
Supplemental disclosure of cash flow information
Interest paid	$2,336	$1,127	$1,229
Cash paid for income taxes	$1,240	$2,068	$6,416
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
Upon the completion of our IPO on November 1, 2021, Fluence Energy, Inc. became a holding company whose sole material assets are the LLC Interests in Fluence Energy LLC. All of our business is conducted through Fluence Energy, LLC, together with its subsidiaries, and the financial results of Fluence Energy, LLC are consolidated in our financial statements. Fluence Energy LLC is taxed as a partnership for federal income tax purposes and, as a result, its members, including Fluence Energy, Inc. will pay income taxes with respect to their allocable shares of its net taxable income. As of September 30, 2023, Fluence Energy, LLC had subsidiaries including Fluence Energy GmbH in Germany, Fluence Energy Pty Ltd. in Australia, Fluence Energy Inc. in the Philippines, Fluence Energy Chile SpA in Chile, Fluence Energy B.V. in Netherlands, Fluence Energy Global Production Operation LLC in the US, Fluence BESS India Private Ltd in India, Fluence Energy AG in Switzerland, and other subsidiaries yet to commence operations. Except where the content clearly indicates otherwise, reference to “Fluence,” “we,” “us,” “our” or “the Company” refers to Fluence Energy, Inc. and all of its direct and indirect subsidiaries, including Fluence Energy, LLC. When used in a historical context that is prior to the completion of the IPO, “we,” “us,” “our” or “the Company” refer to Fluence Energy, LLC and its subsidiaries.
Our fiscal year begins on October 1 and ends on September 30. References to “fiscal year 2022” and “fiscal year 2023” refer to the fiscal years ended September 30, 2022 and September 30, 2023, respectively.
The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer. The Company’s CODM reviews financial information on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, the Company has determined that it operates in one operating segment, which corresponds to one reportable segment.
QFH’s Investment in Fluence Energy, LLC
On December 27, 2020, Fluence Energy, LLC entered into an agreement with QIA Florence Holdings LLC (“QFH” or the “Blocker Company”) for a $125.0 million investment and in exchange, QFH was issued 18,493,275 Class B units of Fluence Energy, LLC. QFH is an affiliate of the Qatar Investment Authority (“QIA”), the sovereign wealth fund of Qatar, and its subsidiaries and affiliates. At September 30, 2021, the investment was recognized at carrying value within mezzanine equity on the consolidated balance sheets. As part of the transactions related to our initial public offering closed on November 1, 2021, QFH elected to convert their Class B units to the common stock of Fluence Energy, Inc., which was a conversion available to all of the holders of Fluence Energy, LLC Class A and Class B units. Accordingly, as of September 30, 2023, no mezzanine equity is recorded on the consolidated balance sheets.
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
Siemens Industry Redemption
On June 30, 2022, Siemens Industry, Inc. exercised its redemption right pursuant to the terms of the Third Amended and Restated Limited Liability Company Agreement of Fluence Energy, LLC (the “LLC Agreement”) with respect to its entire holding of 58,586,695 LLC Interests of Fluence Energy, LLC, together with the corresponding cancellation of an equivalent number of shares of Class B-1 common stock of Fluence Energy, Inc., par value $0.00001 per share (the “Siemens Redemption”).
The Company elected to settle the Siemens Redemption through the issuance of 58,586,695 shares of the Company’s Class A common stock (the “Shares”). The Siemens Redemption settled on July 7, 2022.
The Siemens Redemption increased the beneficial ownership interest of the Company in Fluence Energy, LLC to 66.08% as of June 30, 2022. The impact of the change in ownership interest did not result in a change in control. The Siemens Redemption been accounted for as an equity transaction and the carrying amount of non-controlling interest has been adjusted. Refer to “Consolidated statements of changes in stockholders’ equity, members’ equity (deficit) and mezzanine equity” included herein.
2.Summary of Significant Accounting Policies and Estimates
Principles of Accounting and Consolidation
The accompanying consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and under the rules of the U.S. Securities and Exchange Commission (the “SEC”). The accompanying consolidated financial statements include the accounts of Fluence Energy Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Non-Controlling Interest
As the sole managing member of Fluence Energy, LLC, Fluence Energy, Inc. operates and controls all the business and affairs of Fluence Energy, LLC and, through Fluence Energy, LLC and its direct and indirect subsidiaries, conducts the Company’s business. Fluence Energy, LLC is a variable interest entity, of which Fluence Energy, Inc. beneficially owns a 66.99% interest as of September 30, 2023. For accounting purposes, Fluence Energy, Inc. is considered the primary beneficiary and therefore consolidates the results of Fluence Energy, LLC and its direct and indirect subsidiaries. Prior to the IPO, Fluence Energy, Inc. had no operations and had no assets or liabilities. Accordingly, financial results, balances, and other information included herein for periods prior to the IPO are reflective of Fluence Energy, LLC. The table below summarizes the ownership structure at the end of each respective period:

	September 30,
	2023	2022
Controlling Interest Ownership	66.99%	66.22%
Non-Controlling Interest Ownership (AES)	33.01%	33.78%
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

Cash restricted for use as a result of financing or other obligations is classified separately as restricted cash. If the purpose of restricted cash relates to acquiring a long-term asset, liquidating a long-term liability, or is otherwise unavailable for a period longer than one year from the balance sheet date, the restricted cash is included in “other non-current assets.” Otherwise, restricted cash is included as a separate line item on the Company’s consolidated balance sheets.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash as shown in the Company’s consolidated balance sheets.

	September 30,
in thousands	2023	2022
Cash and cash equivalents	$345,896	$357,296
Restricted cash	106,835	62,425
Restricted cash included in “Other non-current assets”	10,000	10,000
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$462,731	$429,721
Restricted cash consisted of the following:

	September 30,
in thousands	2023	2022
Collateral for credit card program	$2,406	$1,580
Collateral for outstanding bank guarantees	104,429	60,845
Collateral for surety program included in “Other non-current assets”	10,000	10,000
Total restricted cash	$116,835	$72,425
Receivables
The timing of revenue recognition, billings and collections results in trade receivables, unbilled receivables and contract liabilities on our Consolidated Balance Sheet. Trade receivables represent actual billings that are generally due within 30 days from the invoice date, and do not bear interest. Unbilled receivables represent the excess of revenues recognized over billings to date on certain contracts. Receivables are carried at amounts billed, less any reserves for credit losses, if any. The Company periodically assesses collectability of accounts receivable and records an expected credit loss for the estimated uncollectible amount when deemed appropriate. As of September 30, 2023 and 2022, reserve for credit losses was approximately $0.2 million and $0.1 million respectively.

Advances are given to suppliers based on the contract terms of respective agreements and are presented on a separate line on the consolidated balance sheets. These advances are recovered through the receipt of goods and services mainly used in the production of energy storage products.

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

Effective October 1, 2021, the Company adopted ASU 2016-02, Leases ("ASC 842"), including the subsequent ASU's that amended and clarified the related guidance. Prior to the adoption of ASC 842, the Company accounted for leases under ASC 840 and recognized rent expense on a straight-line basis over the course of the lease term, which included any reasonably assured renewal periods, beginning on the date the Company took physical possession of the property. The Company adopted ASC 842 using a modified retrospective approach, and accordingly the new guidance was applied to leases that existed or were entered into after October 1, 2021 without adjusting the comparative periods presented. Refer to “Note 8 - Leases” for a discussion of our updated policies and disclosures related to leases.

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

Collaborative Arrangements

Under ASC 808 Collaborative Arrangements, a collaboration arrangement exists when the parties, who are active participants in a joint operating activity, are exposed to significant risks and rewards. In September 2020, Fluence entered into a Supply Agreement with a battery manufacturer to design, develop, manufacture and sell a lithium-ion battery module and related system. Under the agreement, Fluence has the right to further develop and sell certain intellectual property that will be developed under the arrangement and owned by the manufacturer in exchange for royalty payments. Further, the manufacturer has the right to further develop and sell certain intellectual property that will be developed and owned by Fluence in exchange for royalties payable to Fluence. Development costs paid by Fluence to the manufacturer are presented as “Research and development expenses.” Purchases of batteries under the Supply Agreement will be presented as “Inventory” and “Cost of goods and services.” Royalties payable to the manufacturer are due upon resale to customers and will be presented as “Cost of goods and services.” Royalties due to Fluence will be presented as “Other (Income) expense, net.” Fluence paid $1.2 million, $1.9 million, and $3.5 million, during the years ended September 30, 2023, 2022 and 2021, respectively, which was presented as “Research & development expenses” in the consolidated statement of operations and comprehensive loss.
Revenue and Cost Recognition
The Company’s revenue recognition policy included herein is based on the application of ASC 606. As of September 30, 2023, the Company’s revenue was generated primarily from sale of energy storage products and solutions, providing operational services related to energy storage products , and digital applications.
Revenue from Sale of Energy Storage Products and Solutions: The Company enters into contracts with utility companies, developers, and commercial and industrial customers to design and build battery-based energy storage products. Each storage product is customized depending on the customer’s energy needs. Customer payments are due upon meeting certain milestones that are consistent with contract-specific phases of a project. The Company determines the transaction price based on the consideration expected to be received which includes estimates of liquidated damages (“LDs”) or other variable consideration that are included in the transaction price in accordance with ASC 606. We assess any variable consideration using an expected value method. The transaction price identified is allocated to each distinct performance obligation to deliver a good or service based on the relative standalone selling prices. Generally, the Company’s contracts to design and build battery-based storage products are determined to have one performance obligation. When shipping and handling activities are performed after the customer obtains control of the product, we elect to account for shipping and handling as activities to fulfill the promise to transfer the product.
The Company recognizes revenue over time as we transfer control of our product to the customer. This transfer of control to the customer is supported by clauses in the contracts, that provides enforceable rights to payment of the transaction price associated with work performed to date for products that do not have an alternative use to the Company and/or as the project is built and control transfers depending on the contract terms.

Revenue for these performance obligations is recognized using the percentage of completion method based on cost incurred as a percentage of total estimated contract costs. Standard inventory materials (including batteries, enclosures, chillers, and others, which are assembled into “cubes”) that could be used interchangeably on other projects are included in our measure of progress when they are integrated into, or restricted to, the production of the customer’s project. Due to the significance of the costs associated with cubes, our judgement on when such costs should be included in the measure of progress has a material impact on revenue recognition. Contract costs include all direct material and labor costs related to contract performance. Pre-contract costs with no future benefit are expensed in the period in which they are incurred. Since the revenue recognition of these contracts depends on estimates, which are assessed continually during the term of the contract, recognized revenues and profit are subject to revisions as the contract progresses to completion. The cumulative effects of revisions of estimated total contract costs and revenues, together with any contract reserves which may be deemed appropriate, are recorded in the period in which they occur. Due to the uncertainties inherent in the estimation process, it is reasonably possible that these estimates will be revised in a different period. When a loss is forecasted for a contract, the full amount of the anticipated loss is recognized in the period in which it is determined that a loss will occur. Refer to “Loss Contracts” below for further discussion.
Our contracts generally provide our customers the right to liquidated damages against Fluence in the event specified milestones are not met on time, or equipment is not delivered according to contract specifications. Liquidated damages are accounted for as variable consideration, and the contract price is reduced by the expected penalty or LD amount when recognizing revenue. Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty is resolved. Estimating variable consideration requires certain estimates and assumptions, including whether and by how much a project will be delayed and/or will not meet performance contractual specifications. The existence and measurement of liquidated damages may also be impacted by our judgements about the probability of favorable outcomes of customer disputes involving whether certain events qualify as force majeure or the reason for the events that caused project delays. Variable consideration for liquidated damages is estimated using the expected value of the consideration to be received.
Fluence may incur additional costs to execute on the performance of a contract. When this happens, we typically attempt to recover the revenue associated with these costs via a change order with the customer. When this fact pattern occurs, it will create a timing difference between when we have incurred the cost versus when we record the revenue as costs are recognized immediately when incurred and the revenue from the change order is recognized as an increase to contract price when it is legally enforceable, which is usually upon signing a respective change order or equivalent document confirming the claim acceptance by customer. For the fiscal year ended September 30, 2023, we recognized revenue of approximately $26.3 million, on price increase change orders during the period in which the performance obligations were substantially satisfied in previous periods. Revenue is recorded net of any taxes assessed on and collected from customers, which are remitted to the governmental authorities.
For our sale of energy storage products and solutions, services, and digital applications contracts where there are multiple performance obligations in a single contract or we sign separate contracts at or near the same time with the same customer that meet the criteria for combination, the Company allocates the consideration to the various obligations in the contract based on the relative standalone selling price. Standalone selling prices are estimated based on estimated costs plus margin taking into consideration pricing history and market factors.
Revenue from Services: The Company also enters into long-term service agreements with customers to provide operational services related to battery-based energy storage products. The services include maintenance, monitoring, and other minor services. The Company accounts for the services as a single performance obligation as the services are substantially the same and have the same pattern of transfer to the customers. We typically recognize revenue overtime using a straight-line recognition method for these types of services. The Company believes using a time-based method to measure progress is appropriate as the performance obligations are satisfied evenly over time based on the fact that customers receive the services evenly. Revenue is recognized by dividing the total transaction price over the service period.
Some of the agreements also provide a commitment to perform augmentation activities which would typically be represented by installation of additional batteries, and other components as needed, to compensate for partially lost capacity due to degradation of batteries over time. The obligation to perform augmentation activities can take the form of either maintaining battery capacity above a given threshold for a stated term while others provide a fixed number of augmentations over a contract term. Augmentation arrangements that require us to maintain battery capacity above an established thresholds for a given term may be considered service-type warranties depending on the contract terms . These represent a stand-ready obligation in which the customer benefits evenly overtime, of which we recognize revenue for these arrangements using a straight-line recognition method. Alternatively, augmentation arrangements that require us to perform a fixed number of augmentations over a contract term follow the percentage of completion revenue recognition method. Since these arrangements require a fixed number of augmentations we must perform, we use the pattern of cost as a proxy to identify when our obligations are satisfied and to recognize revenue.

Revenue from Digital Applications: The Company provides access to proprietary cloud-based Software-as-a-Service through the Fluence IQ platform. The Fluence IQ platform currently includes Fluence Mosaic and Fluence Nispera. Fluence Mosaic is an intelligent bidding software for utility-scale storage and renewable assets, enabling customers to optimize asset trading in wholesale electricity markets. Fluence Mosaic is currently available in the NEM (Australia), CAISO (California), and ERCOT (Texas) markets. Fluence Nispera is our asset performance management (APM) software, which we acquired in 2022. Fluence Nispera helps customers monitor, analyze, forecast, and optimize the performance and value of renewable energy assets. Its flagship offering is an AI-driven utility-scale asset performance management platform that supports portfolios of energy storage, solar, and wind assets. Customers do not receive legal title or ownership of the applications as a result of these arrangements. The use of the Fluence IQ platform is separately identifiable from other promises that the Company offers to its customers (i.e., it is not highly interrelated or integrated with other solutions). As such, we determined that the Fluence IQ platform is accounted for as a separate performance obligation when combined with other products and services. We consider access to the platform and related support services in a customer contract to be a series of distinct services which comprise a single performance obligation because they are substantially the same and have the same pattern of transfer. We recognize revenue over time using a straight-line recognition method.

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
Inventory, Net
Inventory consists of batteries and equipment, enclosures, inverters, and spare parts which are used in ongoing battery storage projects for sale. Inventory is stated at the lower of cost or net realizable value with cost being determined by the specific identification method. Costs include cost of purchase, costs of conversion and other costs incurred in bringing the inventories to their present location and condition. The Company periodically reviews its inventory for potential obsolescence and write down of its inventory, as appropriate, to net realizable value based on its’ assessment of usefulness and marketability conditions.

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
During the fiscal years ended September 30, 2023 and 2022, the Company capitalized $6.4 million and $0.0 million, respectively, of internal use software.
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

During the fiscal years ended September 30, 2023 and 2022, the Company capitalized $3.3 million and $0.0 million, respectively, of external-use software.
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
Supply Chain Financing
We have provided certain of our suppliers with access to a supply chain financing program through a third-party financing institution (the “SCF Bank”). This program allows us to seek extended payment terms with our suppliers, and allows our suppliers to monetize their receivables prior to the payment due date, subject to a discount. Once a supplier elects to participate in the program and reaches an agreement with the SCF Bank, the supplier elects which individual invoices to sell to the SCF Bank. We then pay the SCF Bank on the invoice due date. We have no economic interest in a supplier’s decision to sell a receivable to the SCF Bank. The agreements between our suppliers and the SCF Bank are solely at their discretion and are negotiated directly between them. Our suppliers’ ability to continue using such agreements is primarily dependent upon the strength of our financial condition and guarantees issued by AES and Siemens. As of September 30, 2023, AES and Siemens issued guarantees of $50 million each, for a total of $100 million, to the SCF Bank on our behalf.
As of September 30, 2023, three suppliers were actively participating in the supply chain financing program, and we had $30.0 million of payables outstanding subject to the program. All outstanding payments owed under the program are recorded within “Accounts payable” in our Consolidated Balance Sheets.
Accruals and Provisions
Expenses are recognized on an accrual basis. Provisions are recognized when it is probable that a liability has been incurred and the amount of liability could be reasonably estimated.
Operating Expenses
Operating expenses include research and development, sales and marketing, general and administrative expenses, and depreciation and amortization. Research and development expenses represent personnel costs of the development team, and costs of materials and services procured for research and development projects. Sales and marketing expenses represent personnel costs of the sales team and all marketing expenses. General and administrative expenses represent personnel costs, rent, IT expenses insurance, and external providers for payroll, accounting, consulting, and others. Depreciation and amortization are expenses associated with property and equipment and intangible assets.
Advertising Costs
Advertising costs are expensed as incurred. Advertising expenses were $1.4 million, $1.4 million and $0.8 million for the years ended September 30, 2023, 2022 and 2021 respectively.

Earnings (Loss) per Share
As of September 30, 2023, the Company has three classes of common stock, Class A, Class B-1 and Class B-2. Earnings per share is calculated and reported under the “two-class” method. The “two-class” method is an earnings allocation method under which loss per share is calculated for each class of common stock considering both distributions declared or accumulated and participation rights in undistributed earnings as if all such loss had been distributed during the period.
Basic net loss per share of Class A common stock is computed by dividing net loss attributable to Class A common stockholders by the weighted average number of shares of Class A common stock outstanding during the period. Diluted net loss per share of Class A common stock is computed by adjusting the net loss available to Class A common stockholders and the weighted average shares of Class A common stock outstanding to give effect to potentially dilutive securities. Shares of our Class B-1 and Class B-2 common stock are not entitled to receive any distributions or dividends. When a common unit of Fluence Energy, LLC is redeemed for cash or Class A common stock by a Founder who holds shares of our Class B-1 or Class B-2 common stock, such Founder will be required to surrender a share of Class B-1 or Class B-2 common stock, as the case may be, which we will cancel for no consideration. In the event of cash settlement, the Company is required to issue new shares of Class A common stock and use the proceeds from the sale of these newly-issued shares of Class A common stock to fully fund the cash settlement. Therefore, we did not include shares of our Class B-1 or Class B-2 common stock in the computation of basic loss per share. As we have incurred losses for all periods presented, diluted loss per share is equal to basic loss per share because the effect of potentially dilutive securities would be antidilutive.
The following table presents the potentially dilutive securities that were excluded from the computation of diluted loss per share:

	Fiscal Year Ended September 30,
	2023	2022
Class B-1 common stock	58,586,695	58,586,695
Outstanding non-qualified stock options	5,351,585	8,923,121
Outstanding phantom units	256,935	605,591
Outstanding restricted stock units (“RSUs”)	1,843,570	2,156,893
Outstanding restricted stock units (“Nispera”)	354,134	531,202
In October 2021, the existing limited liability company agreement of Fluence Energy, LLC was amended and restated which recapitalized all existing interests in the Company on the basis of a 14.79-for-1 split. All shares and per share information has been retroactively adjusted to give effect to the recapitalization for all periods presented, unless otherwise indicated.
All earnings or loss prior to and up to November 1, 2021, the date of completion of the IPO, were entirely allocable to non-controlling interest and, as a result, loss per share information is not applicable for reporting periods prior to this date. Consequently, only the net loss allocable to Fluence Energy, Inc. from the period subsequent to November 1, 2021 is included in the net loss attributable to the stockholders of Class A common stock for the fiscal year ended September 30, 2023 and 2022. Basic and diluted net loss per share of Class A common stock for the fiscal year ended September 30, 2023 and September 30, 2022 have been computed as follows:

	Fiscal Year Ended September 30,
In thousands, except share and per share amounts	2023	2022
Net loss	$(104,818)	$(289,177)
Less: Net loss attributable to non-controlling interests	(35,198)	(184,692)
Net loss attributable to Fluence Energy, Inc.	$(69,620)	$(104,485)

Weighted average shares of Class A common stock - basic and diluted	116,448,602	69,714,054
Loss per share of Class A common stock - basic and diluted	$(0.60)	$(1.50)
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
Short-term Investments and Marketable Securities: We obtain pricing from level 1 inputs which includes information from quoted market prices, pricing vendors or quotes from brokers/dealers. We conduct reviews of our primary pricing vendors to determine whether the inputs used in the vendor’s pricing processes are deemed to be observable. The fair value of U.S. Treasury securities and government-related securities, corporate bonds and notes and common stock is generally determined using standard observable inputs, including reported trades, quoted market prices, matrix pricing, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets and/or benchmark securities. Marketable securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in “Other (income) expense, net” in the accompanying statements of operations. The table below represents activity on the investments for the fiscal year ended September 30, 2023 and 2022.

in thousands	September 30, 2023	September 30, 2022
Beginning balance	$110,355	$—
Contributions / (withdrawals)	(111,674)	110,143
Changes in fair market value	1,319	212
Ending Balance	$—	$110,355
Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Interest income of $2.3 million for the fiscal year ended September 30, 2022, was reclassified from other (income) expense, net to interest (income) expense, net on the consolidated statement of operations and comprehensive loss. The reclassification had no net impact on loss before income taxes or net loss for any period presented.

Debt issuance costs of $2.8 million, advances to suppliers of $8.8 million, and right of use assets - operating leases of $2.4 million, were reclassified into other non-current assets for the fiscal year ended September 30, 2022, on the consolidated balance sheet. Current portion of operating lease liabilities of $1.7 million was reclassified to other current liabilities for the fiscal year ended September 30, 2022, on the consolidated balance sheet. Operating lease liabilities, net of current portion of $1.0 million was reclassified to other non-current liabilities for the fiscal year ended September 30, 2022, on the consolidated balance sheet. The reclassifications had no net impact on total non-current assets, total current liabilities or total non-current liabilities for any period presented.

Recent Accounting Standards Adopted
The following table presents accounting standards adopted in 2023:

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

in thousands	Fiscal Year Ended September 30,
	2023	2022	2021
Revenue from sale of energy storage products and solutions	$2,197,633	$1,180,093	$673,754
Revenue from services	15,992	16,038	6,060
Revenue from digital applications	4,353	2,472	952
Total	$2,217,978	$1,198,603	$680,766
The following table presents the Company’s revenue disaggregated by geographical region. Revenues are attributed to regions based on location of customers:

in thousands	Fiscal Year Ended September 30,
	2023	2022	2021
Americas (North, Central and South America)(a)	$1,645,107	$837,935	$487,572
APAC (Asia Pacific)	266,077	178,233	134,874
EMEA (Europe, Middle-East and Africa)	306,794	182,435	58,320
Total	$2,217,978	$1,198,603	$680,766
(a) Revenue from United States of America was $1,495.0 million, $582.3 million and $468.4 million for fiscal years 2023, 2022 and 2021, respectively.

Customer Concentration
For the fiscal year ended September 30, 2023 and 2022, our top two customers, in the aggregate, accounted for approximately 49% and 63% of total revenue, respectively.
For the fiscal year ended September 30, 2021, our top three customers, in the aggregate, accounted for approximately 61% of total revenue.
Deferred revenue
Deferred revenue represents the excess billings over the amount of revenue recognized to date. Deferred revenue from related parties is included in payables and deferred revenue with related parties on the Company’s consolidated balance sheets. The following table provides information about deferred revenue from contracts with customers:

in thousands	September 30,
	2023	2022	2021
Deferred revenue beginning of period	$273,073	$71,365	$123,841
Additions	273,164	269,883	69,289
Revenue recognized related to amounts that were included in beginning balance of deferred revenue	(273,073)	(68,175)	(121,765)
Deferred revenue end of period	$273,164	$273,073	$71,365

in thousands	September 30,
	2023	2022	2021
Deferred revenue from related parties beginning of period	$300,697	$220,122	$11,425
Additions	98,891	300,577	212,344
Revenue recognized related to amounts that were included in beginning balance of deferred revenue	(289,314)	(220,002)	(3,647)
Deferred revenue from related parties end of period	$110,274	$300,697	$220,122
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
As of September 30, 2023, the Company had $2.9 billion of remaining performance obligations related to our contractual commitments, of which we expect to recognize in revenue approximately 60% to 65% in the next 12 months, with the remainder recognized in revenue in periods thereafter.
Variable consideration
As of September 30, 2023 and 2022, our transaction prices have been reduced to reflect variable consideration of $84.1 million and $75.5 million, respectively. Variable consideration primarily relates to our customers’ rights to liquidated damages in the event a specified milestone has not been met or equipment is not delivered to contract specifications. Variable consideration is estimated using the expected-value method which computes a weighted average amount based on a range of potential outcomes. In contracts in which a significant reversal may occur, we constrain the amount of revenue recognized based on our estimations using the expected-value method.

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

Fair Value of consideration transferred	$33,445
Recognized amounts of identifiable assets and liabilities assumed:
Cash	$489
Accounts receivables and other assets	189
Trademark (11 years life)	750
Developed technology (12 years life)	16,500
Customer relationships (6 years life)	3,500
Accounts payable and other liabilities	(386)
Deferred revenue	(679)
Deferred tax liabilities	(3,454)
Total net identifiable assets acquired and liabilities assumed	$16,909
Goodwill	$16,536
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

5.Inventory, Net
Inventory consisted of the following:

in thousands	September 30, 2023			September 30, 2022
	Cost	Provision	Net	Cost	Provision	Net
Cubes, batteries, and other equipment	$221,711	$(105)	$221,606	$653,059	$(1,294)	$651,765
Shipping containers and spare parts	3,469	(172)	3,297	982	(12)	970
Total	$225,180	$(277)	$224,903	$654,041	$(1,306)	$652,735

6.Other Current Assets
Other current assets consisted of the following amounts:

in thousands	September 30,
	2023	2022
Taxes recoverable	$16,411	$14,378
Advance payments	1,102	1,813
Prepaid expenses	3,470	2,095
Prepaid insurance	674	1,549
Derivative asset (a)	2,310	5,574
Other	7,107	1,226
Total	$31,074	$26,635
(a) Derivative assets primarily represent forward contracts which are used predominantly to mitigate foreign exchange rate exposure on costs incurred on customer projects. Gains and losses on forward contracts are generally recorded to “cost of goods and services.”
7.Property and Equipment, Net
Property and equipment are stated at amortized cost and consisted of the following:

in thousands	September 30, 2023			September 30, 2022
	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Machinery and Equipment	$9,898	$2,934	$6,964	$4,229	$1,426	$2,803
Construction in Progress	2,093	—	2,093	6,808	—	6,808
IT Equipment	4,454	1,878	2,576	2,416	851	1,565
Furniture and Fixtures	1,234	753	481	1,147	495	652
Leasehold Improvements	1,512	1,374	138	1,482	920	562
Other	2,742	2,223	519	2,568	1,203	1,365
Total	$21,933	$9,162	$12,771	$18,650	$4,895	$13,755
Total depreciation expense was $4.3 million, $2.4 million and $1.4 million for the fiscal year ended September 30, 2023, 2022 and 2021, respectively.
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
The Company’s right-of-use assets and lease liabilities primarily relate to offices, land, warehouses, and equipment. The Company’s leases have remaining lease terms of one year to three years. The Company's leases are all classified as operating leases. Certain of the Company’s leases contain renewal, extension, or termination options. The Company assesses each option on an individual basis and will only include options reasonably certain of exercise in the lease term. The Company generally considers the base term to be the term provided in the contract. None of the Company’s lease agreements contain material options to purchase the leased property, material residual value guarantees, or material restrictions or covenants.
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
The amounts of assets and liabilities and other information for our operating leases are as follows:

in thousands	Balance Sheet Caption	September 30,
		2023	2022
Assets:
Right of use asset - operating leases	Other non-current assets	$2,857	$2,403

Liabilities:
Current portion of operating lease liabilities	Other current liabilities	$1,569	$1,732
Operating lease liabilities, net of current portion	Other non-current liabilities	1,334	1,011
		$2,903	$2,743
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

in thousands	Fiscal Year Ended September 30,
	2023	2022
Lease cost
Operating lease cost	$1,939	$1,713
Short-term and variable lease cost	$17,123	$765
Sublease income	$(194)	$(182)
Total lease cost	$18,868	$2,296
Supplemental information related to the Company's leases for the year ended September 30, 2023 and 2022 was as follows:

in thousands	Fiscal Year Ended September 30,
	2023	2022
Cash paid for amounts included in the measurements of lease liabilities	$2,246	$1,880
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,024	$918
Weighted average remaining lease term - operating leases	2.0 years	1.4 years
Weighted average discount rate - operating leases	7.20%	3.17%
Total remaining lease payments under the Company's leases for each of the succeeding years is as follows (in thousands):

Year Ended September 30,	Operating Leases
2024	$1,715
2025	844
2026	468
2027	110
2028	—
Thereafter	—
Total lease payments	3,137
Less: Interest	(234)
Present value of lease liabilities	$2,903

9.Intangible Assets, Net
Intangible assets are stated at amortized cost and consist of the following:

in thousands	Weighted Average Estimated Useful Lives	September 30, 2023			September 30, 2022
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Patents and licenses	15 years	$28,673	$(11,002)	$17,671	$28,551	$(9,033)	$19,518
Developed technology (a)	12 years	29,430	(5,218)	24,212	$28,347	$(2,720)	$25,627
Customer relationship (a)	6 years	4,277	(1,233)	3,044	3,340	(263)	3,077
Tradenames/Trademarks (a)	8 years	5,265	(3,337)	1,928	5,216	(2,679)	2,537
Capitalized internal-use software	3 years	6,458	(762)	5,696	—	—	—
Capitalized software to be sold	5 years	3,266	(65)	3,201	—	—	—
Other	6 years	—	—	—	1,213	(276)	937
Total		$77,369	$(21,617)	$55,752	$66,667	$(14,971)	$51,696
(a) The intangible assets as of September 30, 2022 included developed technology, customer relationships, and tradename of $16.5 million, $3.5 million, $0.8 million, respectively, related to the acquisition of Nispera discussed in Note 4 - Business Combinations

98

Intangible assets are amortized over the estimated useful lives of the respective assets on a straight-line basis. Total amortization expense was $6.6 million and $4.6 million for the fiscal year ended September 30, 2023 and 2022, respectively. The amortization expense for the fiscal year ended September 30, 2023 included $0.8 million for capitalized software. No capitalized software amortization expense was recorded for the fiscal year ended September 30, 2022.
Total future amortization expense for finite-lived intangible assets was estimated as follows:

in thousands	Future Amortization Expenses
2024	$7,256
2025	7,213
2026	6,077
2027	5,281
2028	4,919
Thereafter	20,381
Subtotal	51,127
Internally developed software projects in process	4,625
Total	55,752
10.Goodwill
Goodwill is assessed for impairment annually each year on the first day of the Company’s fourth quarter, or when impairment indicators exist. No impairment was recognized for the fiscal year ended September 30, 2023, 2022 and 2021.
The following table presents the goodwill activity:

in thousands	September 30,
	2023	2022
Goodwill, Beginning of the period	$24,851	$9,176
Foreign currency adjustment	1,169	(861)
Acquisition related goodwill (a)	—	16,536
Goodwill, End of the period	$26,020	$24,851
(a) Refer to “Note 4 - Business Combination” for a further discussion of acquisition related goodwill.
11.Accruals and Provisions
Accruals and provisions mainly represent not yet invoiced milestones for inventory such as batteries, enclosures, and inverters. According to master supply agreements between the Company, and suppliers of the inventory, vendor bills are issued according to contracted billing schedules with some milestones invoiced after delivery, upon full installation and commissioning of the equipment at substantial completion and final completion project stages. Current accruals and provisions consisted of the following:

in thousands	September 30,
	2023	2022
Accruals	$148,906	$152,996
Provisions for expected project losses	12,072	30,032
Warranty liability	11,245	786
Accruals and provisions	$172,223	$183,814
99

12.Debt
Revolving Credit Facility
On November 1, 2021, we entered into a credit agreement for a revolving credit facility (the “Revolver”), by and among Fluence Energy, LLC, as the borrower, Fluence Energy, Inc., as a parent guarantor, the subsidiary guarantors party thereto, the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent and collateral agent (the “Revolving Credit Agreement”). The Revolver is secured by a (i) first priority pledge of the equity securities of Fluence Energy, LLC and its subsidiaries and (ii) first priority security interests in, and mortgages on, substantially all tangible and intangible personal property and material fee-owned real property of Fluence Energy, LLC, the parent guarantor and each subsidiary guarantor party thereto, in each case, subject to customary exceptions and limitations. The initial aggregate amount of commitments was $190.0 million from the lenders party thereto including JP Morgan Chase Bank, N.A., Morgan Stanley Senior Funding, Inc., Bank of America, N.A., Barclays Bank PLC, and five other banks. On June 30, 2022, the Company increased the revolving commitment available under the Revolver by $10.0 million to an aggregate of $200.0 million with the addition of UBS AG, Stamford Branch as an additional lender under the Revolver. The maturity date of the Revolver is November 1, 2025. On May 19, 2023 the Revolving Credit Agreement was amended to replace Adjusted LIBOR with Adjusted Term SOFR as the applicable benchmark interest rate with respect to certain classes of loans. The Company elected the optional practical expedient as it related to our Revolver as the amendment did not modify terms that change or have the potential to change, the amount and timing of cash flows unrelated to the replacement of LIBOR.
The Revolver bears interest at (i) with respect to Term Benchmark Loans (as defined in the Revolving Credit Agreement), the Adjusted Term SOFR Rate, the Adjusted EURIBOR Rate or the AUD Rate (each as defined in the Revolving Credit Agreement), as applicable, plus 3.0%, (ii) with respect to ABR Loans (as defined in the Revolving Credit Agreement) the Alternate Base Rate (as defined in the Revolving Credit Agreement) plus 2.0%, or (iii) with respect to RFR Loans (as defined in the Revolving Credit Agreement), the applicable Daily Simply RFR (as defined in the Revolving Credit Agreement) plus 3.1193%, in each instance subject to customary benchmark replacement provisions including, but not limited to, alternative benchmark rates, customary spread adjustments with respect to borrowings in foreign currency and benchmark replacement conforming changes. Fluence Energy, LLC is required to pay to the lenders a commitment fee of 0.55% per annum on the average daily unused portion of the revolving commitments through maturity, which will be the four-year anniversary of the closing date of the Revolver. The Revolver also provides for up to $200.0 million in letter of credit issuances, which required customary issuance and administration fees, as well as a fronting fee payable to each issuer thereof and a letter of credit participation fee of 2.75% per annum payable to the lenders.

The Revolving Credit Agreement contains customary covenants for these types of financing, including, but not limited to, covenants that restrict our ability to incur additional indebtedness; incur liens; sell, transfer, or dispose of property and assets; make investments or acquisitions; make dividends, distributions or other restricted payments; and engage in affiliate transactions. The Revolving Credit Agreement limits our ability to make certain payments, including dividends and distributions on Fluence Energy, LLC’s equity, Fluence Energy, Inc.’s equity and other restricted payments. Under the terms of the Revolving Credit Agreement, Fluence Energy, LLC and its subsidiaries are currently limited in their ability to pay cash dividends to, lend to, or make other investments in Fluence Energy, Inc., subject to certain exceptions, including among others (i) the ability to make investments of up to the greater of (a) $10,500,000 and (b) 1.5% of the consolidated assets of Fluence Energy, Inc. and its subsidiaries, and (ii) the ability to issue dividends and make other Restricted Payments (as defined in the Revolving Credit Agreement) (a) if after giving pro forma effect to such dividend or other Restricted Payment the Total Liquidity (as defined in the Revolving Credit Agreement) of Fluence Energy, Inc. and its subsidiaries party to the Revolving Credit Agreement is at least $600,000,000, (b) such dividend or other Restricted Payment is made to reimburse Fluence Energy, Inc. for certain tax distributions under the Third Amended and Restated Limited Liability Company Agreement of Fluence Energy, LLC (the “LLC Agreement”) and certain payments under the Tax Receivable Agreement, dated as of November 1, 2021, entered into connection with the IPO, by and among Fluence Energy, Inc., Fluence Energy, LLC and the Founders (the “Tax Receivable Agreement”) and certain operational expenses incurred in connection with the ownership and management of Fluence Energy, LLC.
In addition, we are required to maintain (i) minimum liquidity and gross revenue requirements, in each case, until consolidated EBITDA reaches $150.0 million for the most recent four fiscal quarters and we made an election, and (ii) thereafter, a maximum total leverage ratio and a minimum interest coverage ratio. Such covenants were tested on a quarterly basis. As of September 30, 2023, we were in compliance with all such covenants or maintained availability above such covenant triggers.
As of September 30, 2023, we had no borrowings under the Revolver and $35.9 million of letters of credit outstanding, and availability under the facility was $164.1 million net of letters of credit issued.

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

Borrowings Against Note Receivable - Pledged as Collateral
In December 2022, we transferred $24.3 million in customer receivables to Standard Chartered Bank (“SCB”) in the Philippines for proceeds of $21.1 million. The receivables all related to our largest customer in that country. The underlying receivables transferred were previously aggregated into a long term note, with interest, and has a maturity date of September 30, 2024 and was previously classified under “Other non-current assets” on our consolidated balance sheet. In April 2023, we aggregated into an additional long term note and transferred an additional $30.9 million in receivables with the same customer to SCB for proceeds of $27.0 million, upon substantially similar terms as the December 2022 transfer and has a maturity date of December 27, 2024. These transactions are treated as secured borrowings as we did not transfer the entire note receivables due from the customer to SCB. We continue to receive quarterly interest income from the customer, while SCB is responsible for collecting payments on the principal balances which represent the initial receivable balances from the customer. We have no other continuing involvement or exposure related to the underlying receivables. As of September 30, 2023, we recorded a net interest income of $1.0 million, which represents the aggregate of $3.4 million in interest income recorded in “Interest (income) expense, net” and $2.4 million in interest expense.
Refer to “Note 15 - Related-Party Transactions” for borrowing from related parties
13.Income Taxes
The following table presents the components of loss before income tax (in thousands):

in thousands	Fiscal Year Ended September 30,
	2023	2022	2021
Domestic	$(100,356)	$(213,764)	$(158,876)
Foreign	87	(74,056)	(1,298)
Loss before income taxes	$(100,269)	$(287,820)	$(160,174)
The major components of income tax expense/(benefit) were as follows:

in thousands	Fiscal Year Ended September 30,
	2023	2022	2021
Current income tax expense:
Domestic	$—	$—	$—
Foreign	1,349	1,234	3,079
Deferred income tax expense (benefit):
Domestic	—	—	—
Foreign	2,541	(243)	(1,346)
Withholding income tax expense:
Domestic	—	—	—
Foreign	659	366	96
Total income tax expense	$4,549	$1,357	$1,829
The following table summarizes a reconciliation of the U.S. statutory federal income tax rate to the Company’s effective tax rate.

in thousands	Fiscal Year Ended September 30,
	2023	2022	2021
Statutory rate	21.0%	21.0%	21.0%
State taxes	3.1%	1.7%	—%
Rate change	(15.5)%	—%	—%
Flow-through losses	(9.3)%	(9.5)%	(20.8)%
Foreign rate differential	2.2%	1.0%	0.5%
Withholding taxes	(0.7)%	(0.1)%	(0.1)%
Valuation allowance	(12.9)%	(15.2)%	(2.4)%
Permanent differences	7.8%	1.2%	0.8%
Other items, net	(0.2)%	(0.6)%	(0.1)%
Effective tax rate	(4.5)%	(0.5)%	(1.1)%

Deferred income tax is generated by Fluence Energy, Inc. and its foreign subsidiaries and is comprised of the following:

in thousands	September 30,
	2023	2022
Deferred Tax Assets
Inventory	$79,086	$35,756
Investment in Fluence Energy, LLC	298,422	293,732
Deferred revenue	41,690	10,465
Tax loss carryforwards	75,730	55,859
Unrealized foreign exchange losses	4,630	3,517
Share-based compensation	3,887	4,436
Other deferred tax assets	726	223
Total deferred tax assets	504,171	403,988
Valuation allowance	(371,669)	(354,404)
Net deferred tax assets	132,502	49,584
Deferred Tax Liabilities
Trade receivables	(5,081)	(16,330)
Intangible assets	(3,470)	(3,848)
Accrued and other liabilities	(123,169)	(29,932)
Unrealized foreign exchange gains	(4,985)	(1,118)
Other deferred tax liabilities	(505)	(204)
Total deferred tax liabilities	$(137,210)	$(51,432)
Total net deferred tax assets (liabilities)	$(4,708)	$(1,848)
As of September 30, 2022 and September 30, 2023, the Company did not have material undistributed foreign earnings. The Company has not recorded a deferred tax liability on the undistributed earnings from its foreign subsidiaries, as such earnings are considered to be indefinitely reinvested.
The foreign net operating loss carryforwards as of September 30, 2023 and September 30, 2022 are approximately $263.1 million and $153.7 million, respectively. Approximately $25.1 million of the foreign net operating losses will expire between fiscal year 2026 and fiscal year 2031. The federal and state net operating loss carryforwards as of September 30, 2023 and September 30, 2022 are approximately $182.2 million ($107.1 million federal and $75.1 million state) and $184.4 million ($105.8 million federal and $78.6 million state), respectively. The federal and state net operating loss carryforwards are attributable to Fluence Energy, Inc. a corporate entity which, upon IPO on November 1, 2021, became a holding company of Fluence Energy, LLC. The federal net operating losses have an unlimited carryforward period. Approximately $63.4 million of state net operating losses will expire between fiscal year 2032 and fiscal year 2043.
As of September 30, 2023 and 2022, the Company had recorded a valuation allowance of $371.7 million and $354.4 million, respectively. In 2022, the valuation allowances were recorded against deferred tax assets of the Company’s German and Australian subsidiaries, as well as Fluence Energy, Inc. In 2023, the valuation allowances were recorded against deferred tax assets of the Company’s subsidiaries in Germany, Australia, Philippines, Singapore, Netherlands, United Kingdom, as well as Fluence Energy, Inc. As a holding company, Fluence Energy, Inc. recorded deferred tax assets primarily related to its investment in the LLC. The Company determined that based on the weight of available evidence, including cumulative losses, it is more-likely-than-not that the net deferred tax assets at Fluence Energy, Inc. and its subsidiaries in Germany, Australia, Philippines, Singapore, Netherlands, and United Kingdom, will not be realized and recorded a valuation allowance against such deferred tax assets.
The net increase in the valuation allowance of $17.3 million in fiscal year 2023 is due to a $9.0 million increase recorded through equity, a $6.8 million increase in valuation allowance related to current year activity in jurisdictions with full valuation allowances, and a $1.4 million increase related to currency translation adjustments. Further, a future reversal of $2.8 million of the valuation allowance on deferred tax assets as of September 30, 2023, would be accounted for as an increase in equity. For fiscal year 2022, the net increase in the valuation allowance was $342.8 million.

As of September 30, 2023 and 2022, the Company has not recorded any unrecognized tax benefits. All tax jurisdictions remain subject to examination by foreign, federal, and state taxing authorities with the exception of Germany for the tax periods 2018 to 2020 for which the entity was issued a Cancellation Reservation of Review, which permanently closed these periods for audit. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.

14.Commitments and Contingencies
Guarantees
As of September 30, 2023, the Company had outstanding bank guarantees, parent guarantees and surety bonds issued as performance security arrangements for a number of our customer projects. These contractual commitments are all accounted for off balance sheet. Performance security is a precondition to receive any payment from the customer and is reduced in stages according to the project completion status.
The following table summarizes contractual obligations as of September 30, 2023. Amounts presented in the following table represent the Company's current undiscounted exposure to guarantees and the range of maximum undiscounted potential exposure. The maximum exposure is not reduced by the amounts, if any, that could be recovered under the recourse or collateralization provisions in the guarantees.

Contractual Obligations	Amount (in $ millions)	Number of Agreements	Maximum Exposure Range for Each Agreement (in $ millions)
Guarantees and commitments	$1,751	54	0 - 446
Letters of credit under the bilateral credit facility	95	13	0 - 28
Letters of credit under Revolver	36	23	0 - 10
Surety bonds	454	37	0 - 82
Total	$2,336	127
Typical turn-key contracts and long-term service agreements contain provisions for performance liquidated damages payments if the solution fails to meet the guaranteed performance thresholds at completion of the project or throughout the service agreement period.
Purchase Commitments
The Company has purchase commitments, primarily for minimum volumes of purchases of batteries under master supply agreements. Liquidated damages apply if the minimum purchase volumes are not met. The Company expects to meet the minimum committed volumes of purchases. The following presents our future minimum purchase commitments by fiscal year, primarily for batteries, and liquidated damages if the minimum purchase volumes are not met as of September 30, 2023:

in thousands	Purchase Commitments	Liquidated Damages
2024	$364,301	$8,100
2025	600,107	17,640
2026	757,133	16,200
2027	750,000	16,200
2028	750,000	16,200
2029 and thereafter	1,500,000	32,400
Total	$4,721,542	$106,740

During the three months ended December 31, 2021, the Company made a $60.0 million advance payment as a capacity guarantee pursuant to a purchase agreement with one of our suppliers, of which, as of September 30, 2023, the balance of $29.5 million is recorded within “Current assets - Advances to suppliers” and no portion remains within “Non-current assets - Advances to suppliers” on the consolidated balance sheets. As of fiscal year ended September 30, 2022 there was $8.8 million related to Advances to suppliers with in “Non-current assets” on the consolidated balance sheets.
Negotiations with our Largest Battery Module Vendor
In December 2021, we entered negotiations with our largest battery module vendor to amend our battery supply agreement. As part of the discussions, the vendor sought to renegotiate the price we were to pay for battery modules purchased in calendar year 2022 as well as those expected to be purchased during the remainder of calendar year 2022 and calendar year 2023. As part of these negotiations, we also discussed settlement of contractual claims by Fluence to the vendor. These negotiations continued throughout calendar year 2022. On December 15, 2022, we finalized an agreement with the vendor, amending the supply agreement and resolving our claims. The amendments and settlement were consistent with what we had estimated and disclosed in our 2022 consolidated financial statements in our 2022 Annual Report. As part of the finalized agreement, we agreed to take on an additional scope of work related to commissioning the battery modules installed. The approximately $19.5 million settlement for our claims was recognized as a reduction of costs of goods and services for the fiscal year ended September 30, 2023.

Assurance Warranties
The Company is party to both assurance and service-type warranties for various lengths of time. The Company recognizes revenue for service- type warranties using a straight-line approach.

The Company provides a limited warranty related to the successful operation of battery-based energy storage solutions, apart from the service type warranties described above and are normally provided for a limited period of time from one to five years, after the commercial operation date or substantial completion depending on the contract terms. The warranties are considered assurance-type warranties which provide a guarantee of quality of the products. For assurance-type warranties, the Company records an estimate of future warranty cost over the period of construction, consistent with transfer of control and revenue recognition on the equipment or battery-based energy storage products. Furthermore, we accrue the estimated liability cost of specific reserves or recalls when they are probable and estimable if identified. Warranty expense is recorded as a component of “Costs of goods and services” in the Company’s consolidated statements of operations.

Our assurance type warranties are often backed by supplier covered warranties for major equipment (OEM) such as batteries and inverters, which is included in our estimated warranty liability. We record a corresponding asset for a portion of the warranty cost covered by the supplier warranty due to the fact that the contracts are enforceable, the suppliers are financially viable, and we have a history of satisfying claims with our suppliers. The asset is recorded with in “Other current assets” and “Other non-current assets” on the consolidated balance sheet.
As of September 30, 2023 and September 30, 2022, the Company accrued the below estimated warranty liabilities, respectively.

	September 30,
In thousands	2023	2022
Warranty balance, beginning	$1,625	$—
Warranties issued and assumed in period	12,168	1,625
Change in estimates	8,288	—
Change in balance sheet presentation	10,307	—
Net changes in liability for warranty expirations, costs incurred, and foreign exchange impact	(5,479)	—
Warranty balance, ending	26,909	1,625
Less: Recoverable warranty costs from suppliers	10,307	—
Warranty balance, net of recoverable warranty costs from suppliers, at end of period	$16,602	$1,625

Effective March 31, 2023, the Company updated its estimation model for calculating the recurring warranty reserve rate, which is a key input into our estimated assurance warranty liability. We then subsequently updated the presentation effective September 30, 2023, to present the full warranty liability and record a corresponding asset for recoverable warranty costs from suppliers.
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
The key inputs and assumptions used in calculating the estimated assurance warranty liability are reviewed by management on as needed basis. We may make additional adjustments to the estimated assurance warranty liability based on our comparison of actual warranty results to expected results for significant differences or based on performance trends or other qualitative factors. If actual failure rates, or replacement costs differ from our estimates in future periods, changes to these estimates may be required, resulting in increases or decreases in our estimated assurance warranty liability which may be material. As we are in an evolving market there is a degree of estimation uncertainty regarding our estimated recurring warranty accrual rate.
Legal Contingencies
From time to time, the Company may be involved in litigation relating to claims that arise out of our operations and businesses and that cover a wide range of matters, including, among others, intellectual property matters, contract and employment claims, personal injury claims, product liability claims and warranty claims. The Company accrues for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. It is reasonably possible that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make expenditures in amounts that could be material. The following discusses certain potential loss contingencies as of September 30, 2023:

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
2022 Overheating Event at Customer Facility
On April 18, 2022, a 10 MW energy storage facility in Chandler, Arizona owned by AES experienced an overheating event. Fluence served as the energy storage technology provider for the facility, which was completed in 2019, and Fluence previously provided maintenance services for the facility. There were no injuries. The facility has been taken offline as teams from Fluence, AES, and the battery manufacturer continue to investigate the incident. We are currently not able to estimate the impact, if any, that this incident may have on our reputation or financial results, or on market adoption of our products.
2023 Project-Related Litigation
In October 2023, Fluence filed a complaint in the Superior Court of California, Contra Costa County, against Diablo Energy Storage, LLC, Empire Business Park, LLC, the Bank of New York Mellon and others, seeking approximately $37.0 million in damages arising from the supply and construction of an energy storage facility for the defendants. On or about November 10, 2023, Defendant Diablo Energy Storage, LLC filed a cross-complaint against Fluence, seeking a minimum of $25.0 million of alleged damages and disgorgement of all compensation received by Fluence for the project, in the amount of approximately $230.0 million. Fluence denies the allegations in the cross-complaint and intends to vigorously defend against them and to enforce our claims against the defendants. We are currently not able to estimate the impact, if any, that this litigation may have on our reputation or financial results, or on market adoption of our products.
15.Related-Party Transactions
Related parties are represented by AES and Siemens, their respective subsidiaries and other entities under common control. As of September 30, 2023, AES holds 58,586,695 shares of Class B-1 common stock of Fluence Energy, Inc. and Siemens holds an aggregate of 58,586,695 shares of Class A common stock of Fluence Energy, Inc.

Capital Contributions from Members
In June 2021, Siemens made a $6.3 million capital contribution in cash to the Company in exchange for certain amendments to the Company’s limited liability company agreement.
Borrowings from Related Parties
On August 11, 2021, the Company borrowed $25.0 million each from AES and Siemens, in the form of subordinated promissory notes, each bearing interest at 2.86% per annum. The promissory notes were paid off in full on November 1, 2021 using proceeds from the IPO. All related party borrowings were for general working capital needs. There were no new related party borrowings during the fiscal year ended September 30, 2023.

Sales and Procurement Contracts with Related Parties
The Company signs back-to-back battery-based energy storage product and related service contracts with AES, Siemens, and their subsidiaries (collectively referred to as affiliates) in relation to execution of the affiliates’ contracts with external customers and also signs direct contracts with affiliates.

The Company also provides consulting services to AES whereby Fluence will advise and in some cases provide support to AES on procurement, logistics, design, safety and commissioning of certain of their projects. Revenue from consulting services is classified as “Revenue from sale of energy storage products and solutions” in the Company’s disaggregation of revenue table in “Note 3 - Revenue from Contracts with Customers.” Revenue from the consulting services is primarily recognized ratably over time based on a project specific period of performance in which we expect the performance obligation to be fulfilled. For the fiscal year ended September 30, 2023, we have recognized $12.3 million in revenue from consulting services with related parties.
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

Receivables and Payables
The following table presents the components of receivables from related parties and payables to related parties on the Company’s consolidated balance sheets:

in thousands	September 30,
	2023	2022
Accounts receivable	$7,945	$91,879
Unbilled receivables	50,569	20,148
Total receivables from related parties	$58,514	$112,027
Advances to Suppliers - short-term	$17,592	$6,817
Advances to Suppliers - long-term	—	—
Total advances to suppliers with related parties	$17,592	$6,817
Accounts payable	$2,477	$2,550
Deferred revenue	110,274	300,697
Accrued liabilities	3,737	3,101
Total payables and deferred revenue with related parties	$116,488	$306,348
Receivables from related parties and payables and deferred revenue with related parties are unsecured and settlement of these balances occurs in cash. No provision has been made related to the receivables from related parties.
Revenue and Expenses

The following table presents the related party transactions that are included the Company’s consolidated statements of operations and comprehensive loss for the periods indicated:

in thousands	Fiscal Year Ended September 30,
	2023	2022
Revenue	$653,809	$646,332
Cost of goods and services	(15,925)	(19,753)
Research and development	(912)	(141)
Sales and marketing	(135)	(1,679)
General and administrative	(5,215)	(4,918)
16.Employee Benefit Plan
The Company maintains a 401(k) plan covering all eligible U.S. payroll employees. The 401(k) plan provides that eligible employees may make contributions subject to IRS limitations. Under terms of the 401(k) plan, the Company matches an employee’s contributions at a rate of 100% up to 5% of the employee’s annual eligible earnings as defined in the 401(k) plan. For the fiscal years ended September 30, 2023 and 2022, the Company contributed approximately $5.0 million and $4.1 million to the 401(k) plan, respectively.
17.Stock-Based Compensation
The Option Plan
In 2020, the Company established the 2020 Unit Option Plan (the “Option Plan”) whereby employees, directors, and consultants, were originally granted non-qualified options to purchase Class A-1 units of Fluence Energy, LLC. As of September 30, 2021, the Company determined that achievement of the performance conditions related to awards granted under the Option Plan was not probable and therefore, no expense was recognized for the non-qualified options during the fiscal year ended September 30, 2021. The completion of the IPO on November 1, 2021 resulted in achievement of the performance condition for the majority of the underlying awards granted under the Option Plan. In connection with the IPO, the non-qualified options were converted into non-qualified stock options to purchase shares of Class A common stock of Fluence Energy, Inc. Non-qualified stock options under the Option Plan have a contractual term of ten years from the date of grant. The Company estimated the fair value of the awards using the Black-Scholes option-pricing model. The outstanding awards will continue to be governed by the terms of the existing Option Plan. The Option Plan is accounted for as an equity plan. We do not expect to make any further awards under the Option Plan.

The following table summarizes the unit option activity under the Option Plan:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)
Outstanding as of October 1, 2022	8,923,121	$2.45	8.51
Exercised	(2,997,888)	2.45
Forfeited	(573,648)	2.45
Outstanding and exercisable as of September 30, 2023	5,351,585	$2.45	7.51

The total intrinsic value of the stock options outstanding under the Option Plan during the fiscal year ended September 30, 2023 was $109.9 million. Total compensation cost related to non-vested awards not yet recognized as of September 30, 2023 totaled $0.2 million, and is expected to be recognized over a weighted average period of 0.5 years.

The total intrinsic value of the stock options exercised during the years ended September 30, 2023, 2022 and 2021, was $56.3 million, $13.0 million and $0 million, respectively.
Phantom Units
Prior to the IPO, employees, directors, and consultants were granted phantom unit awards (the “Phantom Units”) under the Company’s Phantom Equity Incentive Plan (the “Phantom Incentive Plan”). As of September 30, 2021, the Company determined that achievement of the performance conditions related to awards granted under the Phantom Incentive Plan was not probable and therefore, no expense was recognized for the phantom units during the fiscal year ended September 30, 2021. The completion of the IPO on November 1, 2021 resulted in achievement of the performance condition for the majority of the underlying awards granted under the Phantom Incentive Plan. The outstanding awards relate to a modification previously made at the time of the IPO related to awards granted to the Company’s officers. We do not expect to make any further awards under the Phantom Incentive Plan. The following table presents information concerning the outstanding Phantom Units granted by the Company:

Number of Units
Outstanding as of October 1, 2022	605,591
Granted	—
Vested	(304,261)
Forfeited	(44,395)
Outstanding as of September 30, 2023	256,935
Total compensation cost related to non-vested awards not yet recognized as of September 30, 2023 totaled $1.6 million, and is expected to be recognized over a weighted average period of 0.6 years. The fair value of Phantom Units that vested during the year ended September 30, 2023, was $8.5 million. There is no contractual term on the Phantom Units.
2021 Stock-Based Compensation Plan
During fiscal year 2021, the Company established the 2021 Incentive Award Plan (the “2021 Incentive Plan”) which reserves 9,500,000 shares of Class A common stock of Fluence Energy, Inc. for issuance to management, other employees, consultants, and board members of the Company. The 2021 Incentive Plan governs both equity-based and cash-based awards, including incentive stock options, non-qualified stock options, and restricted stock units (“RSUs”). Employee stock-based awards currently issued pursuant to the 2021 Incentive Plan that are expected to be settled by issuing shares of Class A common stock are recorded as equity awards. The 2021 Incentive Plan is accounted for as an equity plan. The current awards under the 2021 Incentive Plan vest ratably at one-third annually on the anniversary of the grant date over a three-year period. The Company generally expenses the grant date fair value of the awards on a straight-line basis over each of the three separately vesting tranches within a given grant. The Company accounts for forfeitures as they occur. The following table summarizes activity under the 2021 Plan:

Number of RSUs
Outstanding as of October 1, 2022	2,156,893
Granted	774,473
Vested	(691,489)
Forfeited	(396,307)
Outstanding as of September 30, 2023	1,843,570

The weighted average grant date fair value of the RSUs under the 2021 Incentive Plan was $20.29 and the currently granted RSUs generally vest in three equal annual installments. Total compensation cost related to non-vested awards not yet recognized as of September 30, 2023, was $18.0 million and is expected to be recognized over a weighted average period of 2.1 years. There is no contractual term on the RSUs granted under the 2021 Plan.
Other
In connection with the acquisition of Nispera AG in 2022, Fluence issued 500,000 shares of restricted stock to Nispera’s management team. The estimated post combination expense to the Company as a result of the business combination was approximately $6.9 million which will be recognized on a straight-line basis over the remaining service period that was stipulated in each holder’s original RSU agreement.

In connection with the Phantom Units, the Company incurred $3.0 million in stock-based compensation expense which was settled in cash for the year end September 30, 2022.

In relation to awards previously granted to the Company’s former CEO (Coughlin), who served as a director of the Company through the date of the IPO, in connection with separation, the Coughlin award modification 1) accelerated the vesting of phantom units to the IPO date that would have otherwise vested on the six-month anniversary of the consummation, and 2) accelerated the vesting of unit options to the IPO date that would have otherwise vested on April 2, 2022 assuming continued service. The resolution stipulates that the awards subject to accelerated vesting were to be settled fully in cash, using the IPO price to calculate the settlement value. All other equity awards granted to the individual were concurrently cancelled. Incremental stock-based compensation expense related to the modification was $5.7 million, which was recognized fully during the three months ended December 31, 2021.

Stock-based compensation expense

The stock-based compensation expense was recorded as follows (in thousands):

	Fiscal Year Ended September 30,
in thousands	2023	2022
Cost of goods and services	$4,164	$8,523
Research and development	5,062	7,846
Sales and marketing	2,024	4,149
General and administrative	15,670	23,613
Total stock-based compensation expense	$26,920	$44,131
18.Restructuring Plan
On November 11, 2022, the board of directors of the Company approved a restructuring plan to create a more sustainable organization structure for long-term growth. As part of this plan, we have relocated certain positions at high-cost locations to the Fluence India Technology Centre. The restructuring plan is substantially complete as of September 30, 2023. Management has the authority to expand the plan as determined necessary. As of September 30, 2023, we have incurred approximately $6.7 million of costs related to the restructuring plan, which is inclusive of severance.

19.Investment in Joint Venture
On August 5, 2022, Fluence Energy Singapore PTE. LTD., a subsidiary of Fluence Energy, LLC, and ReNew Power entered into an agreement to form a partnership in India for an initial investment of $5.0 million, plus a line of credit of $15.0 million each for a 50% interest in the partnership. We funded the investment and the joint venture commenced operations in the first quarter of fiscal year 2023. The investment is recorded in “Other non-current assets” on our consolidated balance sheet. The investment is accounted for under the equity method with results being reported by Fluence one quarter in arrears. The joint venture is not considered a variable interest entity and we do not consolidate the joint venture as we do not hold a controlling financial interest. We recorded an insignificant equity method loss on the investment for the fiscal year ended September 30, 2023.
20.Subsequent Events
On November 22, 2023, the Company entered into an asset-based syndicated credit agreement with revolving commitments in an aggregate principal amount of $400.0 million (the “ABL Facility”), by and among Fluence Energy, LLC, as parent borrower, Fluence Energy, Inc., as parent, the other borrowers party thereto, the other guarantors party thereto, the lenders party thereto, and Barclays Bank PLC, as administrative agent (the "ABL Credit Agreement"). The ABL Facility is secured by (i) a first priority pledge of Fluence Energy, Inc.’s equity interests in Fluence Energy, LLC and (ii) first priority security interests in, and mortgages on, substantially all tangible and intangible personal property and material fee-owned real property of Fluence Energy, Inc., Fluence Energy, LLC and Fluence Energy Global Production Operation, LLC, in each case, subject to customary exceptions and limitations. Borrowings under the ABL Facility will mature, and lending commitments thereunder will terminate, on November 22, 2027. There are no borrowings under the ABL Facility as of November 29, 2023.

The existing Revolving Credit Agreement, dated November 1, 2021, was terminated upon repayment in full of all obligations thereunder, effective November 22, 2023, in conjunction with the entry into the new ABL Credit Agreement.

SCHEDULE I. CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
FLUENCE ENERGY, INC.
CONDENSED BALANCE SHEETS
(PARENT COMPANY ONLY)
(U.S. Dollars in Thousands, except share and per share amounts)

	September 30,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$67	$—
Other receivables	368	19
Total current assets	435	19
Non-current assets:
Deferred income tax asset, net	—	—
Investment in subsidiaries	779,640	847,356
Total non-current assets	779,640	847,356
Total assets	$780,075	$847,375
Liabilities, stockholders’ equity
Current liabilities:
Accounts payable - related party	1,661	208
Taxes payable	6	—
Total current liabilities	1,667	208
Total liabilities	1,667	208
Commitments and Contingencies (Note 3)
Stockholders’ Equity:
Preferred stock, 0.00001 per share, 10,000,000 share authorized; no shares issued and outstanding as of September 30, 2023 and 2022	—	—
Class A common stock, 0.00001 par value per share,1,200,000,000 shares authorized; 119,593,409 shares issued and118,903,435 shares outstanding as of September 30, 2023; 115,424,025 shares issued and 114,873,121 shares outstanding as of September 30, 2022	—	—
Class B-1 common stock, 0.00001 par value per share, 200,000,000 shares authorized; 58,586,695 shares issued and outstanding as of September 30, 2023; 58,586,695 shares issued and outstanding as of September 30, 2022	—	—
Class B-2 common stock, 0.00001 par value per share, 200,000,000 shares authorized; no shares issued and outstanding as of September 30, 2023 and 2022	—	—
Treasury stock, at cost	(7,797)	(5,013)
Additional paid-in capital	959,406	951,760
Distribution from Fluence Energy, LLC	7,797	5,013
Contribution to Fluence Energy, LLC	(10,306)	(3,103)
Accumulated deficit	(170,692)	(101,490)
Total stockholders’ equity	778,408	847,167
Total liabilities, stockholders’ equity	$780,075	$847,375

The accompanying notes are an integral part of these condensed financial statements.

SCHEDULE I. CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

FLUENCE ENERGY, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(PARENT COMPANY ONLY)
(U.S. Dollars in Thousands)

	Fiscal Year Ended September 30,
	2023	2022	2021
Revenue	$—	$—	$—
Revenue from related parties	—	—	—
Total Revenue	—	—	—
Operating expenses:
General and administrative	1,478	855	—
Interest expense	8	—	—
Equity in net loss of subsidiaries	(68,133)	(103,630)	—
Loss before income taxes	(69,620)	(104,485)	—
Income tax expense	—	—	—
Net loss	$(69,620)	$(104,485)	$—
Net Loss attributable to non-controlling interest	—	—	—
Net loss attributable to Fluence Energy, Inc.	$(69,620)	$(104,485)	$—

Foreign currency translation gain, net of income tax benefit (expense) of $0 in each period	408	2,854	—
Actuarial gain on pension liabilities, net of income tax (expense) benefit of $0 in each period	10	141	—
Total other comprehensive income	418	2,995	—
Total comprehensive loss	$(69,202)	$(101,490)	$—

The accompanying notes are an integral part of these condensed financial statements.

SCHEDULE I. CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

FLUENCE ENERGY, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(PARENT COMPANY ONLY)
(U.S. Dollars in Thousands)

	Fiscal Year Ended September 30,
	2023	2022	2021
Operating activities
Net loss	$(69,620)	$(104,485)	$—
Adjustments to reconcile net loss to net cash (used in) operating activities:
Equity in net loss of subsidiaries	68133	103,630	—
Stock-based compensation expense	443	666	—
Changes in operating assets and liabilities:
Other receivables	(348)	(19)	—
Accounts payable - related party	1,453	208	—
Taxes payable	6	—	—
Net cash provided by (used in) operating activities	67	—	—
Investing activities
Purchase of LLC interests in Fluence Energy, LLC	—	(947,990)	—
Net cash provided by (used in) investing activities	—	(947,990)	—
Financing activities
Distributions from Fluence Energy, LLC	2,784	5,013	—
Repurchase of Class A common stock placed into treasury	(2,784)	(5,013)	—
Proceeds from exercise of stock options	7,203	3,103	—
Contributions to Fluence Energy, LLC	(7,203)	(3,103)	—
Proceeds from issuance of Class A common stock sold in an IPO, net of underwriting discounts and commissions	—	947,990	—
Net cash provided by (used in) financing activities	—	947,990	—
Effect of exchange rate changes on cash and cash equivalents	—	—	—
Net increase in cash and cash equivalents	67	—	—
Cash, cash equivalents, as of the beginning of the period	—	—	—
Cash, cash equivalents, as of the end of the period	$67	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

SCHEDULE I. CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

FLUENCE ENERGY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(PARENT COMPANY ONLY)
(U.S. Dollars in Thousands)
1.Organization and Operations

Fluence Energy, Inc., a Delaware corporation (the “Company” and the “Parent Company”), was formed on June 21, 2021. We conduct our business operations through Fluence Energy, LLC and its direct and indirect subsidiaries. Upon the completion of our Initial Public Offering (the “IPO”) on November 1, 2021, Fluence Energy, Inc. became a holding company whose sole material assets are the limited liability interests (“LLC Interests”) in Fluence Energy, LLC. All of our business is conducted through Fluence Energy, LLC, together with its direct and indirect subsidiaries. Fluence Energy, LLC is treated as a partnership for federal income tax purposes and, as a result, its members, including Fluence Energy, Inc. will pay income taxes with respect to their allocable shares of its net taxable income.
Our fiscal year begins on October 1 and ends on September 30. References to “fiscal year 2022” and “fiscal year 2023” refer to the fiscal years ended September 30, 2022 and September 30, 2023, respectively.
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
2. Basis of Presentation
These condensed parent company financial statements should be read in conjunction with the consolidated financial statements of Fluence Energy, Inc. and the accompanying notes thereto, included in this Annual Report on Form 10-K. For purposes of these condensed financial statements, the Parent Company's interest in Fluence Energy LLC is recorded based upon its proportionate share of Fluence Energy, LLC’s net assets (similar to presenting them on the equity method).

Certain intercompany balances presented in these condensed Parent Company financial statements are eliminated in the consolidated financial statements. $1.5 million and $0.2 million of payables were eliminated in consolidation as of September 30, 2023 and 2022.

3. Commitments and Contingencies
On October 27, 2021, the Parent Company entered into the Tax Receivable Agreement (the “Tax Receivable Agreement”) with Fluence Energy, LLC, Siemens Industry, Inc., and AES Grid Stability, LLC (collectively, the “Founders”) which obligates the Company to make payments to the Founders of 85% of the amount of certain tax benefits that Fluence Energy, Inc. actually realizes, or in some circumstances is deemed to realize, arising from the basis adjustments and certain other tax benefits arising from payments made under the Tax Receivable Agreement. Increases in tax basis and tax basis adjustments generated over time may increase (for tax purposes) the depreciation and amortization deductions available to Fluence Energy, Inc. and, therefore, may reduce the amount of U.S. federal, state, and local tax that Fluence Energy, Inc. would otherwise be required to pay in the future, although the Internal Revenue Service may challenge all or part of the validity of that tax basis, and a court could sustain such a challenge.

The amounts payable under the Tax Receivable Agreement are contingent upon (i) sufficient taxable income to fully utilize the tax benefits; (ii) Fluence Energy, LLC is able to fully depreciate or amortize its assets; and (iii) no material changes in applicable tax law. The payments under the Tax Receivable Agreement are not conditioned upon continued ownership of Fluence Energy LLC by the Founders. As of September 30, 2023, we determined it is not probable that payments under the Tax Receivable Agreement would be made, given there was no expectation of future sufficient taxable income over the term of the agreement to utilize deductions in the future.

Refer to “Note 14 - Commitment and Contingencies” to the consolidated financial statements for information regarding pending and threatening litigation.

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

		Additions
in thousands	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Balance at end of period
Deferred tax asset valuation allowance:
Fiscal year ended September 30, 2022	$11,632	$43,561	$299,211	(1)	$354,404
Fiscal year ended September 30, 2023	$354,404	$6,825	$10,439	(1)	$371,668
(1) Amount relates to a valuation allowance established on deferred tax assets related to our investment in Fluence Energy, LLC.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023, the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, and as a result of the material weaknesses in internal control over financial reporting described below, management concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2023 based on the framework set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, our management has concluded the Company did not maintain effective internal control over financial reporting as of September 30, 2023 as a result of the existence of the material weakness discussed below.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The effectiveness of our internal control over financial reporting as of September 30, 2023, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8.

Material Weaknesses and Remediation Measures
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.
We previously reported a material weakness in internal control over revenue recognition and related inventory.
As of September 30, 2023, the material weakness in internal control over revenue recognition has not fully been remediated. The Company’s controls related to its estimate at completion (“EAC”), which is used in the Company’s percentage of completion (“POC”) accounting for its battery energy storage solutions were not effective.

We assessed the material weakness as not remediated as the EAC controls did not consistently operate for a sufficient period of time and due to control operating effectiveness issues identified in management’s assessment of controls. Certain aspects of the prior year material weakness have been successfully remediated as it relates to inventory and liquidated damages. In fiscal year 2024, management has or will (1) strengthen the process to determine the EAC; (2) provide training on the enhanced process to the control preparers and reviewers and (3) increase the level of evidence retained by the control owners when performing their review procedures and testing the completeness and accuracy of key inputs into the EAC.

The actions that we are taking are subject to ongoing senior management review, as well as Audit Committee oversight. We are committed to maintaining a strong internal control environment and implementing measures designed to help ensure that control deficiencies contributing to the material weakness are remediated as soon as possible; we believe our efforts listed above will enable us to successfully remediate our material weakness in fiscal year 2024 however, we cannot provide assurance as to when our further remediation measures will be complete. We will consider the material weakness remediated after the applicable controls operate for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively.
Changes in Internal Control over Financial Reporting
Other than the changes to our internal control over financial reporting described in “Material Weaknesses and Remediation Measures” above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

(a) None.

(b) None.

(c) Director and Officer Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2023, the following directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated “Rule 10b5-1 trading arrangements” and/or “non-Rule 10b5-1 trading arrangements” (each as defined in Item 408 of Regulation S-K).

Julian Nebreda, Chief Executive Officer and President

On August 11, 2023, Mr. Nebreda terminated a sell-to-cover instruction intended to satisfy the affirmative defense of Rule 10b5-1(c) (the “Nebreda Sell-to-Cover Instruction”), originally adopted on December 14, 2022 with respect to his tax obligations due in connection with the vesting of an aggregate of 138,658 restricted stock units, all of which remained unvested at the time of termination. During the three months ended September 30, 2023, no shares of Class A common stock were sold pursuant to the Nebreda Sell-to-Cover Instruction.

Manavendra Sial, Senior Vice President and Chief Financial Officer

On August 25, 2023, Mr. Sial terminated a sell-to-cover instruction intended to satisfy the affirmative defense of Rule 10b5-1(c) (the “Sial Sell-to-Cover Instruction”), originally adopted on December 14, 2022 with respect to his tax obligations due in connection with the vesting of an aggregate of 135,629 restricted stock units, all of which remained unvested at the time of termination. During the three months ended September 30, 2023, no shares of Class A common stock were sold pursuant to the Sial Sell-to-Cover Instruction.

On August 25, 2023, Mr. Sial, terminated a then-existing trading arrangement, originally adopted on June 9, 2023 and intended to satisfy the affirmative defense of Rule 10b5-1(c) (the “Sial Plan”). The Sial Plan provided for the potential sale of an aggregate of 21,750 shares of Class A common stock with a plan end date of October 1, 2025. As of the termination of the Sial Plan, no shares of Class A common stock were sold under the Sial Plan.

Krishna Vanka, Senior Vice President and Chief Digital Officer

On August 11, 2023, Mr. Vanka terminated a sell-to-cover instruction intended to satisfy the affirmative defense of Rule 10b5-1(c) (the “Vanka Sell-to-Cover Instruction”), originally adopted on December 14, 2022, with respect to his tax obligations due in connection with the vesting of an aggregate of 27,732 restricted stock units, all of which remained unvested at the time of termination. During the three months ended September 30, 2023, no shares of Class A common stock were sold pursuant to the Vanka Sell-to-Cover Instruction.

On August 25, 2023, Mr. Vanka, adopted a trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) (the “Vanka Plan”). The Vanka Plan provides for the potential sale of up to 2,244 shares of Class A common stock. The Vanka Plan terminates on the earlier of (i) December 31, 2023, or (ii) such date the Vanka Plan is otherwise terminated according to its terms.

Peter Williams, Senior Vice President and Chief Supply Chain and Manufacturing Officer

On September 20, 2023, Mr. Williams adopted a sell-to-cover instruction intended to satisfy the affirmative defense of Rule 10b5-1(c)(the “Williams Sell-to-Cover Instruction”), with respect to his tax obligations due in connection with the vesting of an aggregate of 25,765 restricted stock units. The Williams Sell-to-Cover Instruction terminates on the earlier of (i) Mr. Williams’s Termination of Service (as defined under the 2021 Incentive Plan) or (ii) such date the Williams Sell-to-Cover Election is otherwise terminated according to its terms.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

(a) None.

(b) None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2024 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended September 30, 2023.
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

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2024 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended September 30, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item, including Securities Authorized for Issuance Under Equity Plans, is incorporated by reference to our Proxy Statement relating to our 2024 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended September 30, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2024 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended September 30, 2023.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2024 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended September 30, 2023.

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
3.The exhibits listed in the following Index to Exhibits are filed or incorporated by reference as part of this Annual Report

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Fluence Energy, Inc.	8-K	001-40978	3.1	November 3, 2021
3.2	First Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Fluence Energy, Inc.	8-K	001-40978	3.1	December 22, 2022
3.3	Amended and Restated Bylaws of Fluence Energy, Inc.	8-K	001-40978	3.2	November 3, 2021
4.1	Specimen Stock Certificate evidencing the shares of Class A common stock	S-1/A	333-259839	4.1	October 19, 2021
4.2	Description of Registered Securities	10-Q	001-40978	4.1	February 10, 2023
10.1	Third Amended and Restated LLC Agreement of Fluence Energy, LLC, dated as of October 27, 2021	8-K	001-40978	10.1	November 3, 2021
10.2*	First Amendment to the Third Amended and Restated LLC Agreement of Fluence Energy, LLC, dated as of October 27, 2021
10.3	Tax Receivable Agreement, dated as of November 1, 2021, by and among Fluence Energy, Inc. and the TRA Parties	8-K	001-40978	10.2	November 3, 2021
10.4	Registration Rights Agreement, dated November 1, 2021, by and among Fluence Energy, Inc. and the Original Equity Owners	8-K	001-40978	10.3	November 3, 2021
10.5	Siemens AG Joinder, dated July 7, 2022, to the Registration Rights Agreement, dated November 1, 2021, by and among Fluence Energy, Inc. and the other parties named therein	10-Q	001-40978	10.1	August 15, 2022
10.6	Siemens Pension-Trust e.V. Joinder, dated September 29, 2022, to the Registration Rights Agreement, dated November 1, 2021, by and among Fluence Energy, Inc. and the other parties named therein	10-K	001-40978	10.1	December 14, 2022
10.7	Stockholders Agreement, dated October 27, 2021, by and among Fluence Energy, Inc., Fluence Energy, LLC and the Stockholders	8-K	001-40978	10.4	November 3, 2021
10.8	Siemens AG Joinder, dated July 7, 2022, to the Stockholders Agreement, dated October 27, 2021, by and among Fluence Energy, Inc. and the other parties named therein	10-Q	001-40978	10.2	August 15, 2022
10.9	Siemens Pension-Trust E.V. Joinder, dated September 29, 2022, to the Stockholders Agreement, dated October 27, 2021, by and among Fluence Energy, Inc. and the other parties named therein	10-K	001-40978	10.1	December 14, 2022
10.10†	2021 Incentive Award Plan	S-1/A	333-259839	10.5	October 19, 2021
10.11†	Annual Incentive Plan	10-K	001-40978	10.1	December 14, 2022
10.12†	Form Restricted Stock Unit Award Agreement (Employee and Officer)(IPO)	S-1/A	333-259839	10.6.1	October 19, 2021
10.13†	Form Restricted Stock Unit Award Agreement (Employee & Officer)(rev. May 2023)	10-Q	001-40978	10.1	May 11, 2023
10.14†*	Form Restricted Stock Unit Award Agreement (Officer)(revised October 2023)

		Incorporated by Reference
10.15†*	Form Performance Stock Unit Agreement (Officer)(adopted October 2023)
10.16†*	Form Stock Option Agreement (Officer)(adopted October 2023)
10.17†*	Form Restricted Stock Unit Award Agreement (Employee)(revised October 2023)
10.18†*	Form Performance Stock Unit Award Agreement (Employee)(adopted October 2023)
10.19†	Form Restricted Stock Unit Award Agreement (Director)(revised May 2023)	10-Q	001-40978	10.2	May 11, 2023
10.20†	2020 Unit Option Plan and Form Unit Option Award Agreement	S-1	333-259839	10.7	September 28, 2021
10.21†	Phantom Equity Incentive Plan and Form Phantom Unit Agreement	S-1	333-259839	10.8	September 28, 2021
10.22†	Phantom Cancellation Letter, dated September 23, 2021, with Manuel Perez Dubuc	S-1	333-259839	10.9	September 28, 2021
10.23†	Separation and Release Agreement, dated August 24, 2022, between Fluence Energy, Inc. and Manuel Perez Dubuc	8-K	001-40978	10.1	August 30, 2022
10.24†	Offer Letter, dated May 12, 2020, with Rebecca Boll	S-1	333-259839	10.11	September 28, 2021
10.25†	Offer Letter, dated August 5, 2022, between Fluence Energy, Inc. and Julian Nebreda	8-K	001-40978	10.1	August 8, 2022
10.26†	Offer Letter, dated August 26, 2022, between Fluence Energy, Inc. and Manavendra Sial	8-K	001-40978	10.1	August 31, 2022
10.27†	Offer Letter, dated August 14, 2023, between Fluence Energy, Inc. and Michelle Philpot	8-K	001-40978	10.1	August 18, 2023
10.28†*	Offer Letter, dated August 8, 2022, between Fluence Energy, Inc. and Krishna Vanka
10.29†*	Offer Letter, dated July 6, 2023, between Fluence Energy, Inc. and Peter Williams
10.30†	Offer Letter, dated November 16, 2023, between Fluence Energy, Inc. and Ahmed Pasha	8-K	001-40978	10.1	November 16, 2023
10.31†	Fluence Energy, Inc. Executive Severance Plan	8-K	001-40978	10.1	February 10, 2022
10.32†	Non-Employee Independent Director Compensation Policy	10-K	001-40978	10.22	December 14, 2022
10.33	Form of Indemnification Agreement	S-1/A	333-259839	10.13	October 19, 2021
10.34*	Syndicated Facility Agreement, dated as of November 22, 2023, among Fluence Energy, LLC as the Parent Borrower, the other borrowers party thereto, Fluence Energy, Inc., as the Parent, the other guarantors party thereto, the lenders party thereto, and Barclays Bank PLC, as Administrative Agent.	8-K	001-40978	10.1	November 27, 2023
10.35	Amended and Restated Credit Support and Reimbursement Agreement, dated June 9, 2021, by and among Fluence Energy, LLC, The AES Corporation and Siemens Industry, Inc.	S-1	333-259839	10.15	September 28, 2021
10.36	Assignment of Rights, dated April 6, 2021, by and among Siemens Aktiengesellschaft and Fluence Energy, LLC	S-1	333-259839	10.16	September 28, 2021
10.37	Amended and Restated Siemens License Agreement, dated June 9, 2021, by and between Fluence Energy, LLC and Siemens Aktiengesellschaft	S-1/A	333-259839	10.17	October 19, 2021

		Incorporated by Reference
10.38	Amended and Restated Siemens Industry License Agreement, dated as of June 9, 2021, by and between Siemens Industry, Inc. and Fluence Energy, LLC	S-1/A	333-259839	10.18	October 19, 2021
10.39	Intellectual Property Assignment, dated September 9, 2021, amongst The AES Corporation and Fluence Energy, LLC	S-1/A	333-259839	10.19	October 19, 2021
10.40	License Agreement, dated September 9, 2021, by and between Fluence Energy, LLC and The AES Corporation	S-1/A	333-259839	10.20	October 19, 2021
10.41	Amended and Restated Equipment and Services Purchase Agreement, dated October 27, 2021, by and among Siemens Industry, Inc. and Fluence Energy, LLC.	10-K	001-40978	10.21	December 14, 2021
10.42	Amended and Restated Storage Core Frame Purchase Agreement, dated October 27, 2021, by and among AES Grid Stability, LLC and Fluence Energy, LLC.	10-K	001-40978	10.22	December 14, 2021
10.43	Amended and Restated Storage Core Frame Purchase Agreement, dated October 27, 2021, by and among Siemens Industry, Inc. and Fluence Energy, LLC.	10-K	001-40978	10.23	December 14, 2021
10.44	Amended and Restated Trademark Agreement, dated October 27, 2021, by and among Fluence Energy, LLC and AES Grid Stability, LLC.	10-K	001-40978	10.24	December 14, 2021
10.45	Amended and Restated Trademark Agreement, dated October 27, 2021, by and among Fluence Energy, LLC and Siemens Aktiengesellschaft	10-K	001-40978	10.25	December 14, 2021
10.46	Amended and Restated Master Sales Cooperation Agreement, dated October 27, 2021, by and among Fluence Energy, LLC and Siemens Industry, Inc.	10-K	001-40978	10.26	December 14, 2021
10.47	Amended and Restated Cooperation Agreement, dated October 27, 2021, by and among Fluence Energy, LLC and The AES Corporation	10-K	001-40978	10.27	December 14, 2021
10.48	Global Paying Services Agreement between Fluence Energy, LLC as the borrower, and Citibank, N.A.	S-1/A	333-259839	10.30	October 19, 2021
21.1*	List of Subsidiaries of Fluence Energy, Inc.
23.1*	Consent of Ernst & Young LLP
24.1*	Powers of Attorney
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

32.1**	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Fluence Energy, Inc. Policy for Recovery of Erroneously Awarded Compensation
101.INS	Inline XBRL Instance Document – the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Incorporated by Reference
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Date: November 29, 2023

Fluence Energy, Inc.
By:	/s/ Julian Nebreda
Julian Nebreda Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant in the capacities set forth opposite their names and on the date indicated.

Signature	Title	Date
/s/ Julian Nebreda	Chief Executive Officer, President and Director (Principal Executive Officer)	November 29, 2023
Julian Nebreda
/s/ Manavendra Sial	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	November 29, 2023
Manavendra Sial
/s/ Michelle Philpot	Chief Accounting Officer (Principal Accounting Officer)	November 29, 2023
Michelle Philpot

*	Director	November 29, 2023
Herman Bulls

*	Director	November 29, 2023
Tish Mendoza

*	Director	November 29, 2023
Barbara Humpton

*	Director	November 29, 2023
Emma Falck

*	Director	November 29, 2023
Axel Meier

*	Director	November 29, 2023
Christopher Shelton

*	Director	November 29, 2023
Simon Smith

*	Director	November 29, 2023
Elizabeth Fessenden

*	Director	November 29, 2023
Cynthia Arnold

*	Director	November 29, 2023
Ricardo Falu

*	Director	November 29, 2023
Harald von Heynitz

*By: /s/ Francis A. Fuselier
Francis A. Fuselier, as attorney-in-fact