Form 10-Q
period 2023-12-31
Fluence Energy, Inc.
filed 2024-02-08
CIK 1868941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of February 6, 2024, the registrant had 127,133,762 shares of Class A common stock outstanding and 51,499,195 shares of Class B-1 common stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q for the three months ended December 31, 2023 (this “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements regarding our future results of operations and financial position, financial and operational performance, growth and business strategy, future revenue recognition and estimated revenues, future capital expenditures and debt service obligations, projected costs, prospects, plans, and objectives of management for future operations, including, among others, statements regarding expected growth and demand for our energy storage products and services, relationships with new and existing suppliers, introduction of new products, services, and digital application offerings and adoption of such offerings by customers, expectations regarding material weakness remediation, presumptions relating to the Company’s tax receivable agreement, and potential impact from the Inflation Reduction Act of 2022 or any other proposed legislation, are forward-looking statements. In some cases, you may identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “seeks,” “intends,” “targets,” “projects,” “contemplates,” “grows,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
These forward-looking statements are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described under the headings Part I, Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended September 30, 2023 filed with the Securities and Exchange Commission (the “SEC”) on November 29, 2023 (the “2023 Annual Report”) and Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Many of the important factors that will determine these results are beyond our ability to control or predict. Accordingly, you should not place undue reliance on any such forward-looking statements. We qualify all forward-looking statements contained in this Report by these cautionary statements. Any forward-looking statement speaks only as of the date on which it is made, and, except as otherwise required by law, we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Part I - Financial Information
Item 1. Financial Statements
FLUENCE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars in Thousands, except share and per share amounts)

	Unaudited
	December 31, 2023	September 30, 2023
Assets
Current assets:
Cash and cash equivalents	$317,614	$345,896
Restricted cash	135,864	106,835
Trade receivables, net	172,021	103,397
Unbilled receivables	182,232	192,064
Receivables from related parties	75,427	58,514
Advances to suppliers	112,570	107,947
Inventory, net	564,466	224,903
Current portion of notes receivable - pledged as collateral	55,251	24,330
Other current assets	50,054	31,074
Total current assets	1,665,499	1,194,960
Non-current assets:
Property and equipment, net	$13,427	$12,771
Intangible assets, net	56,780	55,752
Goodwill	27,535	26,020
Deferred income tax asset	86	86
Note receivable - pledged as collateral	—	30,921
Other non-current assets	52,167	31,639
Total non-current assets	149,995	157,189
Total assets	$1,815,494	$1,352,149
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$318,548	$62,899
Deferred revenue	382,832	273,164
Current portion of borrowings against note receivable - pledged as collateral	51,621	22,539
Personnel related liabilities	18,783	52,174
Accruals and provisions	172,009	172,223
Payables and deferred revenue with related parties	265,048	116,488
Taxes payable	30,994	29,465
Other current liabilities	12,087	16,711
Total current liabilities	1,251,922	745,663
Non-current liabilities:
Deferred income tax liability	5,370	4,794
Borrowings against note receivable - pledged as collateral	—	28,024
Other non-current liabilities	19,047	17,338
Total non-current liabilities	24,417	50,156
Total liabilities	1,276,339	795,819
Stockholders’ Equity:
Preferred stock, $0.00001 per share, 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2023 and September 30, 2023	—	—
Class A common stock, $0.00001 par value per share, 1,200,000,000 shares authorized; 127,657,916 shares issued and 126,967,942 shares outstanding as of December 31, 2023; 119,593,409 shares issued and 118,903,435 shares outstanding as of September 30, 2023, respectively	1	1
Class B-1 common stock, $0.00001 par value per share, 200,000,000 shares authorized; 51,499,195 shares issued and outstanding as of December 31, 2023; 58,586,695 shares issued and outstanding as of September 30, 2023, respectively	—	—
Class B-2 common stock, $0.00001 par value per share, 200,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2023 and September 30, 2023	—	—
Treasury stock, at cost	(7,797)	(7,797)
Additional paid-in capital	610,230	581,104
Accumulated other comprehensive income	4,382	3,202
Accumulated deficit	(190,907)	(174,164)
Total stockholders’ equity attributable to Fluence Energy, Inc.	415,909	402,346
Non-Controlling interests	123,246	153,984
Total stockholders’ equity	539,155	556,330
Total liabilities and stockholders’ equity	$1,815,494	$1,352,149
The accompanying notes are an integral part of these condensed statements

FLUENCE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS (UNAUDITED)
(U.S. Dollars in Thousands, except share and per share amounts)

	Three Months Ended December 31,
	2023	2022
Revenue	$247,382	$209,454
Revenue from related parties	116,574	101,006
Total revenue	363,956	310,460
Cost of goods and services	327,570	298,420
Gross profit	36,386	12,040
Operating expenses:
Research and development	15,440	19,162
Sales and marketing	10,706	8,792
General and administrative	37,728	31,267
Depreciation and amortization	2,483	2,424
Interest income, net	(1,993)	(656)
Other income, net	(1,187)	(11,142)
Loss before income taxes	(26,791)	(37,807)
Income tax benefit	(1,235)	(614)
Net loss	$(25,556)	$(37,193)
Net loss attributable to non-controlling interest	$(8,813)	$(12,551)
Net loss attributable to Fluence Energy, Inc.	$(16,743)	$(24,642)

Weighted average number of Class A common shares outstanding
Basic and diluted	121,113,282	115,393,437
Loss per share of Class A common stock
Basic and diluted	$(0.14)	$(0.21)

Foreign currency translation gain (loss), net of income tax expense of $0.3 million in 2023 and 2022, respectively	1,635	(3,585)
Total other comprehensive income (loss)	$1,635	$(3,585)
Total comprehensive loss	$(23,921)	$(40,778)
Comprehensive loss attributable to non-controlling interest	$(8,358)	$(13,761)
Total comprehensive loss attributable to Fluence Energy, Inc.	$(15,563)	$(27,017)

The accompanying notes are an integral part of these condensed statements

FLUENCE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(U.S. Dollars in Thousands, except Shares)

	Class A Common Stock		Class B-1 Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock		Non-Controlling interest	Total stockholders’ equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at September 30, 2023	118,903,435	$1	58,586,695	—	$581,104	$(174,164)	$3,202	689,974	$(7,797)	$153,984	$556,330
Net loss	—	—	—	—	—	(16,743)	—	—	—	(8,813)	(25,556)
Stock-based compensation expense	169,800	—	—	—	5,630	—	—	—		—	5,630
Effect of AES redemption of Class B-1 common stock for Class A common stock	7,087,500	—	(7,087,500)	—	21,428	—	—	—	—	(21,428)	—
Effect of remeasurement of non-controlling interest due to other share transactions	354,134	—	—	—	952	—	—	—	—	(952)	—
Proceeds from exercise of stock options	453,073	—	—	—	1,116	—	—	—	—	—	1,116
Foreign currency translation gain, net of income tax expense of $0.3 million	—	—	—	—	—	—	1,180	—	—	455	1,635
Balance at December 31, 2023	126,967,942	$1	51,499,195	—	$610,230	$(190,907)	$4,382	689,974	$(7,797)	$123,246	$539,155

	Class A Common Stock		Class B-1 Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock		Non-Controlling interest	Total stockholders’ equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at September 30, 2022	114,873,121	1	58,586,695	—	542,602	(104,544)	2,784	550,904	(5,013)	193,378	629,208
Net Loss	—	—	—	—	—	(24,642)	—	—	—	(12,551)	(37,193)
Stock-based compensation expense	180,684	—	—	—	8,477	—	—	—	—	—	8,477
Repurchase of Common Stock placed into Treasury	(21,347)	—	—	—	—	—	—	21,347	(288)	—	(288)
Effect of remeasurement of non-controlling interest due to other share transactions	—	—	—	—	1,447	—	—	—	—	(1,447)	—
Proceeds from exercise of stock options	1,040,533	—	—	—	2,398	—	—	—	—	—	2,398
Foreign currency translation loss, net of income tax expense of $0.3 million	—	—	—	—	—	—	(2,374)	—	—	(1,211)	(3,585)
Balance at December 31, 2022	116,072,991	$1	58,586,695	—	$554,924	$(129,186)	$410	572,251	$(5,301)	$178,169	$599,017
The accompanying notes are an integral part of these condensed statements

FLUENCE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(U.S. Dollars in Thousands)

	Three Months Ended December 31,
	2023	2022
Operating activities
Net loss	$(25,556)	$(37,193)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,883	2,424
Amortization of debt issuance costs	682	229
Inventory (benefit) provision	298	(330)
Stock-based compensation expense	5,630	8,477
Deferred income taxes	295	(951)
Provision on loss contracts, net	(524)	(2,720)
Changes in operating assets and liabilities:
Trade receivables	(70,550)	(21,821)
Unbilled receivables	11,895	(85,959)
Receivables from related parties	(16,882)	55,349
Advances to suppliers	3,216	8,033
Inventory	(336,408)	(430,541)
Other current assets	(48,709)	(3,507)
Other non-current assets	26,459	375
Accounts payable	255,347	200,722
Payables and deferred revenue with related parties	148,417	51,716
Deferred revenue	99,051	196,026
Current accruals and provisions	(455)	(20,907)
Taxes payable	(1,438)	(3,216)
Other current liabilities	(5,496)	(4,806)
Other non-current liabilities	(28,792)	(298)
Net cash provided by (used in) operating activities	19,363	(88,898)
Investing activities
Proceeds from maturities of short-term investments	—	1,178
Payments for purchase of investment in joint venture	—	(5,013)
Capital expenditures on software	(1,128)	—
Purchase of property and equipment	(1,468)	(2,496)
Net cash used in investing activities	(2,596)	(6,331)
Financing activities
Repurchase of Class A common stock placed into treasury	—	(288)
Payment of debt issuance costs	(3,583)	—
Payments for acquisitions	(3,892)	—
Proceeds from exercise of stock options	1,116	2,398
Proceeds from borrowing against note receivable - pledged as collateral	—	21,142
Net cash (used in) provided by financing activities	(6,359)	23,252
Effect of exchange rate changes on cash and cash equivalents	3,418	(5,776)
Net increase (decrease) in cash, cash equivalents, and restricted cash	13,826	(77,753)
Cash, cash equivalents, and restricted cash as of the beginning of the period	462,731	429,721
Cash, cash equivalents, and restricted cash as of the end of the period	$476,557	$351,968
Supplemental Cash Flows Information
Interest paid	$722	$274
Cash paid for income taxes	$916	$284
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
Upon the completion of our initial public offering (“IPO”) on November 1, 2021, Fluence Energy, Inc. became a holding company whose sole material assets are the limited liability company interests (the “LLC Interests”) in Fluence Energy, LLC. All of our business is conducted through Fluence Energy, LLC, together with its subsidiaries, and the financial results of Fluence Energy, LLC are consolidated in our financial statements. Fluence Energy, LLC is taxed as a partnership for federal income tax purposes and, as a result, its members, including Fluence Energy, Inc., pay income taxes with respect to their allocable shares of its net taxable income. As of December 31, 2023, Fluence Energy, LLC had subsidiaries operating in Germany, Australia, Philippines, Chile, the Netherlands, the United States, India, Singapore, United Kingdom, Canada, Taiwan, Ireland, and Switzerland. Except where the context clearly indicates otherwise, “Fluence,” “we,” “us,” “our” or the “Company” refers to Fluence Energy, Inc. and all of its direct and indirect subsidiaries, including Fluence Energy, LLC. When used in a historical context that is prior to the completion of the IPO, “we,” “us,” “our” or “the Company” refers to Fluence Energy, LLC and its subsidiaries.
The Company’s fiscal year begins on October 1 and ends on September 30. References to “fiscal year 2022” and “fiscal year 2023” refer to the twelve months ended September 30, 2022 and September 30, 2023, respectively.
The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer. The Company’s CODM reviews financial information on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, the Company has determined that it operates in one operating segment, which corresponds to one reportable segment.
Siemens Industry Redemption
On June 30, 2022, Siemens Industry exercised its redemption right pursuant to the terms of the Third Amended and Restated Limited Liability Company Agreement of Fluence Energy, LLC (the “LLC Agreement”) with respect to its entire holding of 58,586,695 LLC Interests of Fluence Energy, LLC, together with the corresponding cancellation of an equivalent number of shares of Class B-1 common stock of Fluence Energy, Inc. (the “Siemens Redemption”).
The Company elected to settle the Siemens Redemption through the issuance of 58,586,695 shares of the Company’s Class A common stock. The Siemens Redemption settled on July 7, 2022.
The Siemens Redemption increased the beneficial ownership interest of the Company in Fluence Energy, LLC to 66.08% as of June 30, 2022. The impact of the change in ownership interest did not result in a change in control. The Siemens Redemption has been accounted for as an equity transaction and the carrying amount of non-controlling interest has been adjusted. Refer to “Consolidated statements of changes in stockholders’ equity” included herein.
Secondary Offering and AES Redemption
On December 8, 2023, AES Grid Stability, Siemens Pension-Trust e.V. (“Siemens Pension Trust”), Qatar Holding LLC (“QHL” and together with AES Grid Stability and Siemens Pension Trust in such context, the “Selling Stockholders”) closed an underwritten public offering (the “Offering”) of 18,000,000 shares of Class A common stock of the Company by the Selling Stockholders. The Company did not sell any of its shares of Class A common stock in the Offering and the Company did not receive any of the proceeds from the Offering. Pursuant to the terms of the Company’s Registration Rights Agreement, dated as of November 1, 2021, by and among the Company and the Original Equity Owners (as defined therein), the Company paid $0.7 million in certain expenses of the Selling Stockholders related to the Offering, while the Selling Stockholders paid all applicable underwriting discounts and commissions.

In conjunction with the Offering, AES Grid Stability exercised its redemption right pursuant to the terms of the LLC Agreement with respect to 7,087,500 LLC Interests held by AES Grid Stability, together with the corresponding cancellation of an equivalent number of shares of Class B-1 common stock of the Company (the “AES Redemption”). The Company elected to settle the AES Redemption through the issuance of 7,087,500 shares of the Company’s Class A common stock. The AES Redemption settled on December 8, 2023. All of the 7,087,500 shares issued to AES Grid Stability in connection with the AES Redemption were sold in the Offering.
The AES Redemption increased the beneficial ownership interest of the Company in Fluence Energy, LLC to 71.12% as of December 8, 2023. The impact of the change in ownership interest did not result in a change in control. The AES Redemption has been accounted for as an equity transaction and the carrying amount of the non-controlling interest has been adjusted. Refer to “Consolidated statements of changes in stockholders’ equity” included herein.
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
Non-Controlling Interest
As the sole managing member of Fluence Energy, LLC, Fluence Energy, Inc. operates and controls all the business and affairs of Fluence Energy, LLC and, through Fluence Energy, LLC and its direct and indirect subsidiaries, conducts the Company’s business. Fluence Energy, LLC is a variable interest entity, of which Fluence Energy, Inc. beneficially owns a 71.14% interest as of December 31, 2023. For accounting purposes, Fluence Energy, Inc. is considered the primary beneficiary and therefore consolidates the results of Fluence Energy, LLC and its direct and indirect subsidiaries. The table below summarizes the ownership structure at the end of each respective period:

	December 31, 2023	September 30, 2023
Controlling Interest Ownership	71.14%	66.99%
Non-Controlling Interest Ownership (AES)	28.86%	33.01%
Unaudited Interim Financial Information
The accompanying condensed consolidated financial statements as of December 31, 2023, and for the three months ended December 31, 2023 and 2022 are unaudited. These financial statements should be read in conjunction with the Company’s audited financial statements included in our 2023 Annual Report. In our opinion, such unaudited financial statements reflect all adjustments, including normal recurring items, that are necessary for the fair statement of the Company’s financial position as of December 31, 2023, the results of its operations for the three months ended December 31, 2023 and 2022, and its cash flows for the three months ended December 31, 2023 and 2022. The financial data and other information disclosed in these notes related to the three months ended December 31, 2023 and 2022 are also unaudited. The results for the three months ended December 31, 2023 and 2022 are not necessarily indicative of results for the full year ending September 30, 2024 and 2023, any other interim periods, or any future year or period. The balance sheet as of September 30, 2023 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted in the interim financial statements.
For a complete description of our significant accounting policies, refer to “Note 2 - Summary of Significant Accounting Policies and Estimates” in the audited consolidated financial statements included in our 2023 Annual Report.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. Items subject to such estimates and assumptions include: the relative fair value allocations to contingencies with multiple elements, the carrying amount and estimated useful lives of long-lived assets; impairment of goodwill, intangible assets, and long-lived assets; valuation allowances for inventories; deferred tax assets; revenue recognized under the percentage-

of-completion method; accrued bonuses; and various project-related provisions including but not limited to estimated losses, warranty obligations, and liquidated damages.
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

in thousands	December 31, 2023	September 30, 2023
Cash and cash equivalents	$317,614	$345,896
Restricted cash	135,864	106,835
Restricted cash included in “Other non-current assets”	23,079	10,000
Total cash, cash equivalents and restricted cash	$476,557	$462,731
Restricted cash at the end of each respective period consisted of the following:

in thousands	December 31, 2023	September 30, 2023
Collateral for credit card program	$2,449	$2,406
Collateral for outstanding bank guarantees	133,415	104,429
Collateral for surety program included in “Other non-current assets”	23,079	10,000
Total restricted cash	$158,943	$116,835
Revenue and Cost Recognition
The Company’s revenue recognition policy included herein is based on the application of Accounting Standards Codification - Revenue from Contracts with Customers (ASC 606). As of December 31, 2023, the Company’s revenue was generated primarily from the sale of energy storage products and solutions, providing operational services, and the sale of digital applications and solutions.
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
Fluence may incur additional costs to execute on the performance of a contract. When this happens, we typically attempt to recover the revenue associated with these costs via a change order with the customer. When this fact pattern occurs, it can create a timing difference between when we have incurred the cost versus when we record the revenue as costs are recognized immediately when incurred and the revenue from the change order is recognized as an increase to contract price when it is legally enforceable, which is usually upon signing a respective change order or equivalent document confirming the claim acceptance by customer. Revenue is recorded net of any taxes assessed on and collected from customers, which are remitted to the governmental authorities.
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
Revenue from Services: The Company also enters into long-term service agreements with customers to provide operational services related to battery-based energy storage products and solutions. The services include maintenance, monitoring, and other minor services. The Company accounts for the services as a single performance obligation as the services are substantially the same and have the same pattern of transfer to customers. We typically recognize revenue overtime using a straight-line recognition method for these types of services. The Company believes using a time-based method to measure progress is appropriate as the performance obligations are satisfied evenly over time based on the fact that customers receive the services evenly. Revenue is recognized by dividing the total transaction price over the service period.
Some of the agreements also provide a commitment to perform augmentation activities which would typically be represented by installation of additional batteries, and other components as needed, to compensate for partially lost capacity due to degradation of batteries over time. The obligation to perform augmentation activities can take the form of either maintaining battery capacity above a given threshold for a stated term while others provide a fixed number of augmentations over a contract term. Augmentation arrangements that require us to maintain battery capacity above an established thresholds for a given term may be considered service-type warranties depending on the contract terms. These represent a stand-ready obligation in which the customer benefits evenly overtime, of which we recognize revenue for these arrangements using a straight-line recognition method. Alternatively, augmentation arrangements that require us to perform a fixed number of augmentations over a contract term follow the percentage of completion revenue recognition method. Since these arrangements require a fixed number of augmentations we must perform, we use the pattern of cost as a proxy to identify when our obligations are satisfied and to recognize revenue.

Revenue from Digital Applications and Solutions: The Company provides access to proprietary cloud-based Software-as-a-Service (“Saas”) through the Fluence IQ platform. The Fluence IQ platform currently includes Fluence Mosaic and Fluence Nispera. Fluence Mosaic is an intelligent bidding software for utility-scale storage and renewable assets, enabling customers to optimize asset trading in wholesale electricity markets. Fluence Mosaic is currently available in the NEM (Australia), CAISO (California), and ERCOT (Texas) markets. Fluence Nispera is our asset performance management (APM) software, which we acquired in 2022. Fluence Nispera helps customers monitor, analyze, forecast, and optimize the performance and value of renewable energy assets. Its flagship offering is an AI-driven utility-scale asset performance management platform that supports portfolios of energy storage, solar, and wind assets. Customers do not receive legal title or ownership of the applications as a result of these arrangements. The use of the Fluence IQ platform is separately identifiable from other promises that the Company offers to its customers (i.e., it is not highly interrelated or integrated with other solutions). As such, we determined that the Fluence IQ platform is accounted for as a separate performance obligation when combined with other products and services. We consider access to the platform and related support services in a customer contract to be a series of distinct services which comprise a single performance obligation because they are substantially the same and have the same pattern of transfer. We recognize revenue over time using a straight-line recognition method.
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
Inventory, Net
Inventory consists of cubes, batteries and equipment, enclosures, inverters, and spare parts which are used in ongoing battery storage projects for sale. Inventory is stated at the lower of cost or net realizable value with cost being determined by the specific identification method. Costs include cost of purchase, costs of conversion and other costs incurred in bringing the inventories to their present location and condition. The Company periodically reviews its inventory for potential obsolescence and write down of its inventory, as appropriate, to net realizable value based on its assessment of usefulness and marketability conditions.
Software Development Costs
Our software development costs primarily relate to three categories: (i) internal-use software development costs, (ii) hosting arrangements which are service contracts, and (iii) external-use software development costs. We capitalize costs incurred to purchase or develop software for internal use and software to be sold or leased externally.
Internal-use software development costs are capitalized during the application development stage in accordance with ASC 350-40, Internal-Use Software. These capitalized costs are reflected in “Intangible assets, net” on the consolidated balance sheets and are amortized over the estimated useful life of the software. Our internal-use software relates to our (i) SaaS customer offerings and is amortized to “Cost of goods and services” and (ii) internally developed solutions and are amortized to “General and administrative.” The useful life of our internal-use software development costs is generally 3 to 5 years.
During the three months ended December 31, 2023 and December 31, 2022, the Company capitalized $0.9 million and $0 million, respectively, of internal-use software.

Internal-use software development costs associated with hosting arrangements are capitalized during the application development stage. These are generally cloud-computing arrangements that are service contracts. The capitalized costs are reflected in “Other long-term assets” on the consolidated balance sheets and are amortized to “General and administrative” once ready for intended use over the remaining hosting period.
During the three months ended December 31, 2023 and December 31, 2022, the Company capitalized $1.5 million and $0 million, respectively, of development costs related to hosting arrangements.
External-use software development costs developed to be sold or leased externally are capitalized upon the establishment of technological feasibility for a product in accordance with ASC 985-20, Software to be Sold or Leased Externally. These software development costs are reflected in “Intangible assets, net” on our consolidated balance sheets and amortized to “Cost of goods and services” on a product basis by the greater of the straight-line method over the estimated economic life of the product or the ratio that current gross revenues for a product bear to the total current and anticipated future gross revenues for that product. The useful life of our external-use software development costs is generally 5 years.
During the three months ended December 31, 2023 and December 31, 2022, the Company capitalized $0.2 million and $0 million, respectively, of external-use software to be sold.
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
Loss per Share
As of December 31, 2023, the Company’s amended and restated certificate of incorporation authorizes three classes of common stock: Class A, Class B-1 and Class B-2. Loss per share is calculated and reported under the “two-class” method. The “two-class” method is an earnings allocation method under which loss per share is calculated for each class of common stock considering both distributions declared or accumulated and participation rights in undistributed losses as if all such loss had been distributed during the period.

Basic loss per share of Class A common stock is computed by dividing net loss attributable to Class A common stockholders by the weighted average number of shares of Class A common stock outstanding during the period. Diluted net loss per share of Class A common stock is computed by adjusting the net loss available to Class A common stockholders and the weighted average shares of Class A common stock outstanding to give effect to potentially dilutive securities. Shares of our Class B-1 and Class B-2 common stock are not entitled to receive any distributions or dividends. When a common unit of Fluence Energy, LLC is redeemed for cash or Class A common stock, at the Company’s election, by a Founder who holds shares of our Class B-1 or Class B-2 common stock, as applicable, such Founder will be required to surrender a share of Class B-1 or Class B-2 common stock, as the case may be, which we will cancel for no consideration. In the event of cash settlement, the Company is required to issue new shares of Class A common stock and use the proceeds from the sale of these newly-issued shares of Class A common stock to fully fund the cash settlement. Therefore, we did not include shares of our Class B-1 or Class B-2 common stock in the computation of basic loss per share. As we have incurred losses for all periods presented, diluted loss per share is equal to basic loss per share because the effect of potentially dilutive securities would be antidilutive.
The following table presents the potentially dilutive securities that were excluded from the computation of diluted loss per share:

	Three Months Ended December 31,
	2023	2022
Class B-1 common stock	51,499,195	58,586,695
Outstanding pre-IPO options (“2020 Unit Option Plan”)	4,846,089	7,835,243
Outstanding phantom units	256,935	513,865
Outstanding restricted stock units (“RSUs”)	2,351,121	2,011,690
Outstanding performance share units (“PSUs”)	329,055	—
Outstanding non-qualified stock options (“NQSOs”)	132,524	—
Outstanding restricted stock (“Nispera”)	354,134	531,202
Basic and diluted net loss per share of Class A common stock for the three months ended December 31, 2023 and 2022, respectively, have been computed as follows:

	Three Months Ended December 31,
In thousands, except share and per share amounts	2023	2022
Net loss	$(25,556)	$(37,193)
Less: Net loss attributable to the non-controlling interest	(8,813)	(12,551)
Net loss attributable to Fluence Energy, Inc.	$(16,743)	$(24,642)

Weighted average number of Class A common stock - basic and diluted	121,113,282	115,393,437
Loss per share of Class A common stock - basic and diluted	$(0.14)	$(0.21)
Recent Accounting Standards Adopted
The following table presents accounting standards adopted during the three months ended December 31, 2023.

Standard	Description	Period of Adoption	Effect on the financial statements and other significant matters
Accounting Standards Update (“ASU”) No. 2022-04: Liabilities-Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations	ASU 2022-04 requires entities to disclose the key terms of supplier finance programs they use in connection with the purchase of goods and services, along with the amount of obligations outstanding at the end of each period and an annual roll forward of such obligations. This standard does not affect the recognition, measurement, or financial statement presentation of supplier finance program obligations.	As of the three months ended December 31, 2023.	The Company presented the key terms of its supply chain financing programs along with a roll forward of activity in “Footnote 16 - Supply Chain Financing.” There was no impact as a result of the adoption on financial statement presentation or results of operations for any period presented.
Recent Accounting Standards Not Yet Adopted

The following table presents accounting standards not yet adopted:

Standard	Description	Required date of adoption	Effect on the financial statements and other significant matters
Accounting Standards Update (“ASU”) No. 2023-07: Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	ASU 2023-07 requires disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. The update requires other specified segment items and amounts, such as depreciation, amortization, and depletion expense, to be disclosed under certain circumstances. The amendments in this Update do not change or remove those disclosure requirements. The amendments in this Update also do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments.	ASU 2023-07 is effective for the Company’s annual report for fiscal year ending September 30, 2025.	The Company is evaluating the impact that this guidance will have on its disclosures. The Company only has one reportable segment.
Accounting Standards Update (ASU) No. 2023-09: Income Taxes (Topic 740): Improvements to Income Tax Disclosures	ASU 2023-09 adopts certain amendments to improve the effectiveness of income tax disclosures, including jurisdictional information, by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation, and (2) Income taxes paid, disaggregated by jurisdiction.	ASU 2023-09 is effective for the Company’s annual report for fiscal year ending September 30 2026.	The Company is evaluating the impact this guidance will have on income tax disclosures.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation. Interest income of $1.5 million for the three months ended December 31, 2022, was reclassified from other income, net to interest income, net on the consolidated statement of operations and comprehensive loss. The reclassification had no net impact on loss before income taxes or net loss for any period presented.

3.    Revenue from Contracts with Customers
Revenue is primarily derived from sales of our energy storage products and solutions. The following table presents the Company’s revenue disaggregated by product or service type:

In thousands	Three Months Ended December 31,
	2023	2022
Revenue from energy storage products and solutions	$356,941	$305,803
Revenue from services	5,747	3,876
Revenue from digital applications and solutions	1,268	781
Total	$363,956	$310,460
The following table presents the Company’s revenue disaggregated by geographical region. Revenues are attributed to regions based on location of customers:

In thousands	Three Months Ended December 31,
	2023	2022
Americas (North, Central and South America)	$259,217	$176,471
APAC (Asia Pacific)	81,872	19,560
EMEA (Europe, Middle-East and Africa)	22,867	114,429
Total	$363,956	$310,460
Customer Concentration
For the three months ended December 31, 2023, the Company’s top four customers, in the aggregate, accounted for approximately 86% of total revenue.
For the three months ended December 31, 2022, the Company’s top two customers, in the aggregate, accounted for approximately 51% of total revenue.
Deferred Revenue
Deferred revenue represents the excess billings over the amount of revenue recognized to date. Deferred revenue from related parties is included in payables and deferred revenue with related parties on the Company’s condensed consolidated balance sheets. The following table provides information about deferred revenue from contracts with customers:

In thousands	December 31,
	2023	2022
Deferred revenue, beginning of period	$273,164	$273,073
Additions	215,742	287,840
Revenue recognized related to amounts that were included in beginning balance of deferred revenue	(106,074)	(91,815)
Deferred revenue, end of period	$382,832	$469,098

In thousands	December 31,
	2023	2022
Deferred revenue from related parties, beginning of period	$110,274	$300,697
Additions	209,018	88,530
Revenue recognized related to amounts that were included in beginning balance of deferred revenue	(61,060)	(38,332)
Deferred revenue from related parties, end of period	$258,232	$350,895

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
As of December 31, 2023, the Company had $3.7 billion of remaining performance obligations related to contractual commitments, of which, we expect to recognize in revenue approximately 60% in the next 12 months, with the remainder recognized in revenue in periods thereafter.
Variable Consideration
As of December 31, 2023 and September 30, 2023, transaction prices have been reduced to reflect variable consideration of $89.3 million and $84.1 million, respectively. Variable consideration primarily relates to the Company’s customers’ rights to liquidated damages in the event a specified milestone has not been met or equipment is not delivered to contract specifications. Variable consideration is estimated using the expected-value method which computes a weighted average amount based on a range of potential outcomes. In contracts in which a significant reversal may occur, we constrain the amount of revenue recognized based on our estimations using the expected-value method.

4.    Inventory, Net
Inventory consisted of the following:

In thousands	December 31, 2023			September 30, 2023
	Cost	Provision	Net	Cost	Provision	Net
Cubes, batteries, and other equipment	$561,191	$(339)	$560,852	$221,711	$(105)	$221,606
Spare parts	3,850	(236)	3,614	3,469	(172)	3,297
Total	$565,041	$(575)	$564,466	$225,180	$(277)	$224,903

5.    Other Current Assets
Other current assets consisted of the following amounts:

In thousands	December 31, 2023	September 30, 2023
Taxes recoverable	$18,854	$16,411
Advance payments	710	1,102
Prepaid expenses	13,570	3,470
Prepaid insurance	10,899	674
Derivative assets (a)	269	2,310
Other	5,752	7,107
Total	$50,054	$31,074
(a) Derivative assets represent forward contracts which are used predominantly to mitigate foreign exchange rate exposure on costs incurred on customer projects. Gains and losses on forward contracts are recorded to cost of goods and services.
6.    Intangible Assets, Net
Intangible assets are stated at amortized cost and consisted of the following:

In thousands	December 31, 2023			September 30, 2023
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Patents and licenses	$28,676	$(11,487)	$17,189	$28,673	$(11,002)	$17,671
Developed technology	30,906	(6,044)	24,862	29,430	(5,218)	24,212
Customer relationship	4,626	(1,522)	3,104	4,277	(1,233)	3,044
Trade names/Trademarks	5,332	(3,506)	1,826	5,265	(3,337)	1,928
Capitalized internal-use software	7,539	(1,106)	6,433	6,458	(762)	5,696
Capitalized software to be sold	3,509	(143)	3,366	3,266	(65)	3,201
Total	$80,589	$(23,809)	$56,780	$77,369	$(21,617)	$55,752
Intangible assets are amortized over their estimated useful lives on a straight-line basis. Total amortization expense for the three months ended December 31, 2023 and 2022 was $1.9 million and $1.5 million, respectively. The amortization expense for the three months ended December 31, 2023 included $0.4 million for capitalized software. No capitalized software amortization expense was recorded for the three months ended December 31, 2022.

7.    Goodwill
No impairment was recognized for the three months ended December 31, 2023 or 2022. The following table presents the goodwill activity for the three months ended December 31, 2023 and 2022:

In thousands	December 31,
	2023	2022
Goodwill, Beginning of the period	$26,020	$24,851
Foreign currency adjustment	1,515	965
Goodwill, End of the period	$27,535	$25,816
8.Leases
The Company’s right-of-use assets and lease liabilities primarily relate to offices, land, warehouses, and equipment. The Company’s leases generally have remaining lease terms of one year to three years. The Company's leases are all classified as operating leases. Certain of the Company’s leases contain renewal, extension, or termination options. The Company assesses each option on an individual basis and will only include options reasonably certain of exercise in the lease term. The Company generally considers the base term to be the term provided in the contract. None of the Company’s lease agreements contain material options to purchase the leased property, material residual value guarantees, or material restrictions or covenants.
The amounts of assets and liabilities and other information for our operating leases are as follows:

In thousands	Balance Sheet Caption	December 31, 2023	September 30, 2023
Assets:
Right of use asset - operating leases	Other non-current assets	$4,558	$2,857

Liabilities:
Current portion of operating lease liabilities	Other current liabilities	$2,219	$1,569
Operating lease liabilities, net of current portion	Other non-current liabilities	2,272	1,334
		$4,491	$2,903
9.    Current Accruals and Provisions
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

In thousands	December 31, 2023	September 30, 2023
Accruals	$149,340	$148,906
Provisions for expected project losses	10,555	12,072
Current portion of warranty accrual	12,114	11,245
Total	$172,009	$172,223

10.    Debt
Revolving Credit Facility
On November 1, 2021, the Company entered into a credit agreement for a revolving credit facility (the “Revolver”), by and among Fluence Energy, LLC, as the borrower, Fluence Energy, Inc., as a parent guarantor, the subsidiary guarantors party thereto, the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent and collateral agent (the “Credit Agreement”). The Revolver was secured by a (i) first priority pledge of the equity securities of Fluence Energy, LLC and its subsidiaries and (ii) first priority security interests in, and mortgages on, substantially all tangible and intangible personal property and material fee-owned real property of Fluence Energy, LLC, the parent guarantor and each subsidiary guarantor party thereto, in each case, subject to customary exceptions and limitations. The initial aggregate amount of commitments was $190.0 million from the lenders party thereto including JP Morgan Chase Bank, N.A., Morgan Stanley Senior Funding, Inc., Bank of America, N.A., Barclays Bank PLC, and five other banks. On June 30, 2022, the Company increased the revolving commitment available under the Revolver by $10.0 million to an aggregate of $200.0 million with the addition of UBS AG, Stamford Branch as an additional lender under the Revolver. On May 19, 2023, the Credit Agreement was amended to replace Adjusted LIBOR with Adjusted Term SOFR as the applicable benchmark interest rate with respect to certain classes of loans. The Revolver was originally scheduled to mature on November 1, 2025. The Revolving Credit Agreement was terminated effective November 22, 2023, in conjunction with the entry into the new ABL Credit Agreement (as further described below).
The Revolver bore interest at either (i) the Adjusted SOFR Rate (as defined in the Revolving Credit Agreement) plus 3.0% or (ii) the Alternate Base Rate (as defined in the Revolving Credit Agreement) plus 2.0% (subject to customary LIBOR replacement provisions and alternative benchmark rates including customary spread adjustments with respect to borrowings in foreign currency), at the option of Fluence Energy, LLC. Fluence Energy, LLC was required to pay to the lenders a commitment fee of 0.55% per annum on the average daily unused portion of the revolving commitments through maturity. The Revolver also provided for up to $200.0 million in letter of credit issuances, which required customary issuance and administration fees, as well as a fronting fee payable to each issuer thereof and a letter of credit participation fee of 2.75% per annum payable to the lenders.
The Revolving Credit Agreement contained covenants that, among other things, restricted our ability to incur additional indebtedness; incur liens; sell, transfer, or dispose of property and assets; make investments or acquisitions; make dividends, distributions, or other restricted payments; and engage in affiliate transactions. Under the terms of the Revolving Credit Agreement, Fluence Energy, LLC and its subsidiaries were limited in their ability to pay cash dividends to, lend to, or make other investments in Fluence Energy, Inc., subject to certain exceptions, including among others (i) the ability to make investments of up to the greater of (a) $10,500,000 and (b) 1.5% of the consolidated assets of Fluence Energy, Inc. and its subsidiaries, and (ii) the ability to issue dividends and make other restricted payments (a) if after giving pro forma effect to such dividend or other restricted payment the Total Liquidity (as defined in the Revolving Credit Agreement) of Fluence Energy, Inc. and its subsidiaries party to the Revolving Credit Agreement was at least $600,000,000, or (b) such dividend or other restricted payment was made to reimburse Fluence Energy, Inc. for certain tax distributions under the LLC Agreement and certain payments under the Company’s Tax Receivable Agreement and certain operational expenses incurred in connection with the ownership and management of Fluence Energy, LLC. In addition, we were required to maintain (i) minimum liquidity and gross revenue requirements, in each case, until consolidated EBITDA reached $150.0 million for the most recent four fiscal quarters and we made an election, and (ii) thereafter, a maximum total leverage ratio and a minimum interest coverage ratio. Such covenants were tested on a quarterly basis.

Asset-Based Lending Facility
On November 22, 2023, the Company entered into an asset-based syndicated credit agreement with revolving commitments in an aggregate principal amount of $400.0 million (the "ABL Facility"), by and among Fluence Energy, LLC, as parent borrower, Fluence Energy, Inc., as parent, the other borrowers party thereto, the other guarantors party thereto, the lenders party thereto (the “ABL Lenders”), and Barclays Bank PLC (“Barclays”), as administrative agent (the "ABL Credit Agreement"). The ABL Facility is secured by (i) a first priority pledge of Fluence Energy, Inc.’s equity interests in Fluence Energy, LLC and (ii) first priority security interests in, and mortgages on, substantially all tangible and intangible personal property and material fee-owned real property of Fluence Energy, Inc., Fluence Energy, LLC and Fluence Energy Global Production Operation, LLC, in each case, subject to customary exceptions and limitations. Borrowings under the ABL Facility will mature, and lending commitments thereunder will terminate, on November 22, 2027. The Company entered into that certain Master Assignment and Assumption and Issuing Bank Joinder, effective December 15, 2023, with Citibank N.A., the ABL Lenders, and Barclays, adding Citibank N.A. as a lender party to the ABL Facility (the “ABL Joinder”). Borrowing availability under the ABL Facility is determined by a borrowing base calculation that is based on specified percentages of U.S. eligible inventory, net orderly liquidation value of most recent inventory appraisal, and U.S. eligible in-transit inventory, less the aggregate amount of any reserves.
The ABL Credit Agreement provides for a full cash dominion period (a) if an event of default is occurring or (b) beginning on the date on which Excess Availability is less than the greater of (i) 12.5% of the Line Cap and (ii) if the borrowing base then in effect is (A) less than $200.0 million, $25.0 million and (B) greater than or equal to $200.0 million, $50.0 million. Line Cap is defined under the ABL Facility as the lesser of the total commitments of the ABL Lenders and the borrowing base. Excess Availability is defined under the ABL Facility as an amount equal to (a) the lesser of (i) the total commitments of all lenders and (ii) the borrowing base, minus (b) total revolving extensions of credit then outstanding at anytime.
The ABL Credit Agreement sets forth that (i) loans comprising each ABR Borrowing (as defined in the ABL Credit Agreement) shall bear interest at the Alternate Base Rate (as defined in the ABL Credit Agreement) plus an additional margin ranging from 1.00% to 1.50%, depending on the Average Excess Availability (as defined in the ABL Credit Agreement) during the applicable determination period, (ii) loans comprising each Canadian Prime Loan Borrowing (as defined in the ABL Credit Agreement) shall bear interest at the Canadian Prime Rate (as defined in the ABL Credit Agreement) plus an additional margin ranging from 1.00% to 1.50%, depending on the Average Excess Availability during the applicable determination period, and (iii) the loans comprising each Term Benchmark Borrowing (as defined in the ABL Credit Agreement) shall bear interest at the Adjusted Term SOFR Rate, the Adjusted EURIBOR Rate or Adjusted Term CORRA (each as defined in the ABL Credit Agreement), as applicable, plus an additional margin ranging from 2.00% to 2.50%, depending on the Average Excess Availability during the applicable determination period, in each instance subject to customary benchmark replacement provisions. Fluence Energy, LLC is required to pay to the ABL Lenders a commitment fee on the average daily unused portion of the commitments through maturity, which shall accrue at the rate of (a) until the last day of the first full calendar quarter following the closing of the ABL Facility, 0.450% per annum, and (b) thereafter, 0.450% per annum if average revolving loan utilization is less than or equal to 50% and 0.375% per annum if average revolving loan utilization is greater than 50%. The ABL Facility also provides for a letter of credit sublimit in the amount of $200.0 million, if certain conditions are met. Each letter of credit issuance will be conditioned upon, among other conditions, the payment of certain customary issuance and administration fees, as well as payment of a fronting fee to each issuer thereof and payment of a letter of credit participation fee payable to the ABL Lenders.
The ABL Credit Agreement contains customary covenants for this type of financing, including, but not limited to, covenants that restrict our ability to incur indebtedness; incur liens; sell, transfer, or dispose of property and assets; make investments or acquisitions; pay dividends, make distributions or other restricted payments; and engage in affiliate transactions. The ABL Credit Agreement limits our ability to make certain payments, including dividends and distributions on Fluence Energy, LLC’s equity, the Company’s equity and other restricted payments. Under the terms of the ABL Credit Agreement, Fluence Energy, LLC and its subsidiaries are currently limited in their ability to pay cash dividends to, lend to, or make other investments in Fluence Energy, Inc., subject to certain exceptions. In addition, if certain payment conditions under the ABL Credit Agreement are satisfied, including the satisfaction of a minimum excess availability requirement, then additional specified transactions may be made by the Company and its subsidiaries. The Company agreed that it will not, and its subsidiaries will not, permit Total Liquidity (as defined in the ABL Credit Agreement) at any time to be less than the greater of (i) 20% of the Line Cap then in effect and (ii) $64.0 million, and the Company agreed that it will not, and its subsidiaries will not, permit Excess Availability to be less than the greater of (i) $15.0 million and (ii) 10% of the Line Cap then in effect. Such covenants will be tested on a quarterly basis and upon certain restricted payments, the incurrence of indebtedness, certain dispositions and other specified transactions. As of December 31, 2023, we were in compliance with all such covenants or maintained availability above such covenant triggers.

As of December 31, 2023, we had no borrowings under the ABL Facility and $0 of letters of credit outstanding, and availability under the facility of $75.2 million.
Borrowings Against Note Receivable - Pledged as Collateral
In December 2022, the Company transferred $24.3 million in customer receivables to Standard Chartered Bank (“SCB”) in the Philippines for proceeds of $21.1 million. The receivables all related to our largest customer in that country. The underlying receivables transferred were previously aggregated into a long term note, with interest, and has a maturity date of September 30, 2024. In April 2023, the Company aggregated into an additional long term note and transferred an additional $30.9 million in receivables with the same customer to SCB for proceeds of $27.0 million, upon substantially similar terms as the December 2022 transfer and has a maturity date of December 27, 2024. These transactions are treated as secured borrowings as the Company did not transfer the entire note receivables due from the customer to SCB. The Company continues to receive quarterly interest income from the customer, while SCB is responsible for collecting payments on the principal balances which represent the initial receivable balances from the customer. The Company has no other continuing involvement or exposure related to the underlying receivables. For the three months ended December 31, 2023, the Company recorded net interest income of $0.1 million, which represents the aggregate of $1.2 million in interest income and $1.1 million in interest expense recorded in “Interest income, net.”
Refer to “Note 13 - Related-Party Transactions” for details regarding borrowings from related parties.
11.    Income Taxes
The Company’s provision for income taxes is based on the estimated annual effective tax rate, plus discrete items.
Income tax benefit was $1.2 million and $0.6 million for the three months ended December 31, 2023 and 2022, respectively. The effective tax rate for the three months ended December 31, 2023 and 2022 was 4.6% and 1.6%, respectively. For the three months ended December 31, 2023, the Company’s effective tax rate differs from the U.S. statutory tax rate of 21% primarily due to valuation allowances. For the three months ended December 31, 2022, the Company’s effective tax rate differs from the U.S. statutory tax rate of 21% primarily due to flow-through losses attributable to the Founders, valuation allowances, and foreign exchange gains.
As of each of December 31, 2023 and September 30, 2023, the Company does not believe it has any significant uncertain tax positions and therefore, has not recorded any unrecognized tax benefits.
The Company evaluates the realizability of its deferred tax assets on a quarterly basis and establishes valuation allowances when it is more-likely-than-not that all or a portion of a deferred tax asset may not be realized. As of December 31, 2023 and September 30, 2023, the Company had recorded a full valuation allowance against deferred tax assets on Fluence Energy, Inc. primarily related to its investment in Fluence Energy, LLC, as well as on certain foreign subsidiaries based on the weight of available evidence, including cumulative losses. In the event that the valuation allowance related to tax benefits associated with the Tax Receivable Agreement is released in a future period, a Tax Receivable Agreement liability will be recorded based on the amounts probable and reasonably estimable in accordance with ASC 450.
12.    Commitments and Contingencies
Guarantees, Commitments, Letter of Credits and Surety Bonds
As of December 31, 2023, the Company had outstanding bank guarantees, parent guarantees, letters of credit, and surety bonds issued as performance security arrangements for a number of our customer projects. These contractual commitments are all accounted for off-balance sheet. In the event that we fail to perform under a project backstopped by such credit support, the customer may demand performance and/or payment, as applicable, pursuant to the terms of the project contract and applicable credit support instrument from the Company, surety, or bank, as the case may be. Our relationship with our sureties is such that we will indemnify the sureties for any expenses they incur in connection with any of the bonds they issue on our behalf and we may be required to post collateral to support the bonds. The Company expects that its performance obligations secured by these bank guarantees, parent company guarantees, letters of credit and surety bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms.
Typical energy storage products and solutions contracts and long-term service agreements contain provisions for performance liquidated damages payments if the solution fails to meet the guaranteed performance thresholds at completion of the project or throughout the service agreement period.

The following table summarizes contingent contractual obligations as of December 31, 2023. Amounts presented in the following table represent the Company's current undiscounted exposure to guarantees, commitments, letters of credit and surety bonds and the range of maximum undiscounted potential exposure. The maximum exposure is not reduced by the amounts, if any, that could be recovered under the recourse or collateralization provisions in the guarantees, commitments, letters of credit, and surety bonds.

	Amount (in $ millions)	Number of Agreements	Maximum Exposure Range for Each Agreement (in $ millions)
Guarantees and commitments	$1,613	50	$0 - 445.8
Letters of credit under the bilateral credit facility (a)	125	32	0 - 29.5
Letters of credit under ABL Credit Agreement	—	—	0 - 0
Surety bonds	389	39	0 - 81.9
Total	$2,127	121
(a) In conjunction with the termination of the Revolving Credit Agreement on November 22, 2023 (as described above in “Note 10 – Debt”), the outstanding letters of credit under the terminated agreement were transferred to a bilateral credit facility with JP Morgan Chase Bank, N.A.
Purchase Commitments
The Company has commitments for minimum volumes of purchases of battery modules under a master supply agreement. Liquidated damages apply if the minimum purchase volumes are not met. The Company expects to meet the minimum committed volumes of purchases. The following table presents our future minimum purchase commitments by fiscal year, primarily for battery modules, and liquidated damages, if the minimum purchase volumes are not met, as of December 31, 2023:

in thousands	Purchase Commitments	Liquidated Damages
2024	$16,531	$—
2025	232,107	9,000
2026	757,133	16,200
2027	750,000	16,200
2028 and thereafter	2,250,000	48,600
Total	$4,005,771	$90,000

During the three months ended December 31, 2021, the Company made a $60.0 million advance payment as a capacity guarantee pursuant to a purchase agreement with one of our suppliers, of which, as of December 31, 2023, the balance of $12.8 million is recorded within “Advances to suppliers” on the condensed consolidated balance sheets.
Negotiations with our Largest Battery Module Vendor
In December 2021, the Company entered negotiations with our largest battery module vendor to amend the battery supply agreement. As part of the discussions, the vendor sought to renegotiate the price the Company would pay for battery modules purchased in calendar year 2022 as well as those expected to be purchased during the remainder of calendar year 2022 and calendar year 2023. As part of these negotiations, the Company also discussed settlement of contractual claims by Fluence to the vendor. These negotiations continued throughout calendar year 2022. On December 15, 2022, the Company finalized an agreement with the vendor, amending the supply agreement and resolving Fluence’s claims. The approximately $19.5 million settlement for the Company’s claims was recognized as a reduction of costs of goods and services for the three months ended December 31, 2022.
Warranties
The Company is party to both assurance and service-type warranties for various lengths of time. The Company recognizes revenue for service- type warranties using a straight-line approach.

The Company provides a limited warranty related to the successful operation of battery-based energy storage solutions, apart from the service-type warranties described above and are normally provided for a limited period of time from one to five years, after the commercial operation date or substantial completion depending on the contract terms. The warranties are considered assurance-type warranties which provide a guarantee of quality of the products. For assurance-type warranties, the Company records an estimate of future warranty cost over the period of construction, consistent with transfer of control and revenue recognition on the equipment or battery-based energy storage products. Furthermore, we accrue the estimated liability cost of specific reserves or recalls when they are probable and estimable if identified. Warranty expense is recorded as a component of “Costs of goods and services” in the Company’s condensed consolidated statements of operations.

The Company’s assurance-type warranties are often backed by supplier covered warranties for major original equipment manufacturers (OEMs) such as batteries and inverters, which is included in our estimated warranty liability. The Company records a corresponding asset for a portion of the warranty cost to be covered by the supplier warranty due to the fact that the contracts are enforceable, the suppliers are financially viable, and we have a history of satisfying claims with our suppliers. The asset is recorded with in “Other current assets” and “Other non-current assets” on the condensed consolidated balance sheet.
As of December 31, 2023 and September 30, 2023, the Company accrued the below estimated warranty liabilities, which the table reflects three months activity and twelve months activity:

In thousands	December 31, 2023	September 30, 2023
Warranty balance, beginning	$26,909	1,625
Warranties issued and assumed in period	2,517	12,168
Change in estimates	—	8,288
Change in balance sheet presentation	—	10,307
Net changes in liability for warranty expirations, costs incurred, and foreign exchange impact	(887)	(5,479)
Warranty balance, ending	$28,539	$26,909
Less: Recoverable warranty costs from suppliers	10,959	10,307
Warranty balance, net of recoverable warranty costs from suppliers, at end of period	$17,580	$16,602
Effective March 31, 2023, the Company updated its estimation model for calculating the recurring warranty reserve rate, which is a key input into our estimated assurance-type warranty liability. We then subsequently updated the presentation effective September 30, 2023, to present the full warranty liability and record a corresponding asset for recoverable warranty costs from suppliers.

The key inputs and assumptions used by us to estimate our warranty liability are: (1) the number of units expected to fail or be replaced over time (i.e., failure rate); and (2) the per unit cost of replacement, including shipping, labor costs, and costs for equipment necessary for repair or replacement that are expected to be incurred to replace or repair failed units over time (i.e., repair or replacement cost). The Company’s Safety and Quality department has primary responsibility to determine the estimated failure rates for each generation of product.

The key inputs and assumptions used in calculating the estimated assurance warranty liability are reviewed by management on as needed basis. The Company may make additional adjustments to the estimated assurance warranty liability based on our comparison of actual warranty results to expected results for significant differences or based on performance trends or other qualitative factors. If actual failure rates, or replacement costs differ from our estimates in future periods, changes to these estimates may be required, resulting in increases or decreases in our estimated assurance warranty liability which may be material. As we are in an evolving market, there is a degree of estimation uncertainty regarding our estimated recurring warranty accrual rate.

Legal Contingencies
From time to time, the Company may be involved in litigation relating to claims that arise out of our operations and businesses and that cover a wide range of matters, including, but not limited to, intellectual property matters, contract and employment claims, personal injury claims, product liability claims, and warranty claims. The Company accrues for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. It is reasonably possible that some matters could have an unfavorable result to the Company and could require the Company to pay damages or make expenditures in amounts that could be material.
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
2023 Project-Related Litigation
In October 2023, Fluence filed a complaint in the Superior Court of California, Contra Costa County, against Diablo Energy Storage, LLC, Empire Business Park, LLC, the Bank of New York Mellon and others, seeking approximately $37.0 million in damages arising from the supply and construction of an energy storage facility for the defendants, including for the defendants’ nonpayment of contractual amounts owed. On or about November 10, 2023, Defendant Diablo Energy Storage, LLC filed a cross-complaint against Fluence, seeking a minimum of $25.0 million of alleged damages and disgorgement of all compensation received by Fluence for the project, in the amount of approximately $230.0 million. The disgorgement claim was based upon an alleged deficiency in Fluence’s contractor license. Fluence denies the allegations in the cross-complaint and intends to vigorously defend against them and to enforce our claims against the defendants. We are currently not able to estimate the impact, if any, that this litigation may have on our reputation or financial results, or on market adoption of our products.
13.    Related-Party Transactions
Related parties are represented by AES and Siemens, their respective subsidiaries and other entities under common control. As of December 31, 2023, AES Grid Stability holds 51,499,195 shares of Class B-1 common stock of Fluence Energy, Inc. and Siemens beneficially owns an aggregate of 51,499,195 of Class A common stock of Fluence Energy, Inc.
Sales and Procurement Contracts with Related Parties
The Company signs back-to-back battery-based energy storage product and related service contracts with AES, Siemens, and their subsidiaries (collectively referred to as affiliates) in relation to execution of the affiliates’ contracts with external customers and also signs direct contracts with affiliates.

The Company also provides consulting services to AES whereby Fluence will advise and in some cases provide support to AES on procurement, logistics, design, safety and commissioning of certain of their projects. Revenue from consulting services is classified as “Revenue from sale of energy storage products and solutions” in the Company’s Disaggregation of revenue table in “Note 3 - Revenue from Contracts with Customers”. Revenue from the consulting services is primarily recognized ratably over time based on a project specific period of performance in which we expect the performance obligation to be fulfilled. For the three months ended December 31, 2023, the Company recognized $1.4 million in revenue from consulting services with related parties.
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
Balance Sheet Related Party Transactions
The Company's condensed consolidated balance sheet included the following transactions with related parties for the periods indicated:

In thousands	December 31, 2023	September 30, 2023
Accounts receivable	$10,277	$7,945
Unbilled receivables	65,150	50,569
Total receivables from related parties	75,427	58,514
Advances to Suppliers - short-term	22,317	17,592
Total advances to suppliers with related parties	22,317	17,592
Accounts payable	1,910	2,477
Deferred revenue	258,232	110,274
Accrued liabilities	4,906	3,737
Total payables and deferred revenue with related parties	$265,048	$116,488
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
Income Statement Related Party Transactions
The following table presents the related party transactions that are included the Company’s condensed consolidated statements of operations and comprehensive loss for the periods indicated:

In thousands	Three Months Ended December 31,
	2023	2022
Revenue	$116,574	$101,006
Cost of goods and services	1,149	6,407
Research and development expenses	134	191
Sales and marketing expenses	—	13
General and administrative expenses	2,177	30

Refer to “Note 16 - Supply Chain Financing” for details of the related party guarantees associated with the supply chain financing program.

14.    Stock-Based Compensation
Option Plan
In 2020, the Company established the 2020 Unit Option Plan (the “Option Plan”) under which employees, directors, and consultants, were originally granted non-qualified options to purchase Class A-1 units of Fluence Energy, LLC. As of September 30, 2021, the Company determined that achievement of the performance conditions related to awards granted under the Option Plan was not probable and therefore, no expense was recognized for the non-qualified options during the fiscal year ended September 30, 2021. The completion of the IPO on November 1, 2021 resulted in achievement of the performance condition for the majority of the underlying awards granted under the Option Plan. In connection with the IPO, the non-qualified options were converted into non-qualified stock options to purchase shares of Class A common stock of Fluence Energy, Inc. Non-qualified stock options under the Option Plan have a contractual term of ten years from the date of grant and an exercise price of $2.45. The Company estimated the fair value of the awards using the Black-Scholes option-pricing model. The outstanding awards will continue to be governed by the existing terms under the Option Plan. The Option Plan is accounted for as an equity plan. The Company will not make any further awards under the Option Plan.
As of December 31, 2023, 4,846,089 stock options under the Option Plan remain outstanding with unrecognized stock compensation expense of $0.1 million.
Phantom Units
Employees, directors, and consultants were granted compensation under the Phantom Equity Incentive Plan (the “Phantom Incentive Plan”). As of September 30, 2021, the Company determined that achievement of the performance conditions related to awards granted under the Phantom Incentive Plan was not probable and therefore, no expense was recognized for the phantom units during the fiscal year ended September 30, 2021. The completion of the IPO on November 1, 2021 resulted in achievement of the performance condition for the majority of the underlying awards granted under the Phantom Incentive Plan. At the completion of the IPO, a portion of the awards to the Company’s officers were modified, extending out the vesting period. All outstanding awards relate to those held by the Company’s officers as a result of the modification. The Company will not make any further awards under the Phantom Incentive Plan.
As of December 31, 2023, 256,935 phantom unit awards previously issued remained outstanding with unrecognized stock compensation expense of $0.9 million.
2021 Stock-Based Compensation Plan
During fiscal year 2021, the Company established the 2021 Incentive Award Plan (the “2021 Incentive Plan”) which reserved 9,500,000 shares of Class A common stock of Fluence Energy, Inc. for issuance to management, other employees, consultants, and board members of the Company. The 2021 Incentive Plan governs both equity-based and cash-based awards, including incentive stock options, non-qualified stock options, performance share units (“PSUs”) and restricted stock units (“RSUs”). Employee stock-based awards currently issued pursuant to the 2021 Incentive Plan that are expected to be settled by issuing shares of Class A common stock are recorded as equity awards. The 2021 Incentive Plan is accounted for as an equity plan. The Company accounts for forfeitures as they occur.
Restricted Stock Units
RSUs granted under the 2021 Incentive Plan vest ratably at one-third annually on the anniversary of the grant date over a three-year period pursuant to the terms of their applicable award agreements. The Company generally expenses the grant date fair value of the awards on a straight-line basis over each of the three separately vesting tranches within a given grant. There is no contractual term on the RSUs granted under the 2021 Incentive Plan. The Company estimated the fair value of the awards using the market value of our Class A common stock. The market value of our Class A common stock is calculated using the closing price of our Class A common stock on the date of grant. The following table summarizes activity under the 2021 Incentive Plan for the three months ended December 31, 2023:

Number of RSUs
Outstanding as of October 1, 2023	1,843,570
Granted	741,775
Vested	(169,800)
Forfeited	(64,424)
Outstanding as of December 31, 2023	2,351,121

As of December 31, 2023, 2,351,121 restricted stock units previously issued remained outstanding with unrecognized stock compensation expense of $28.8 million.

Non-Qualified Stock Options

During the three months December 31, 2023, the Company granted 132,524 non-qualified stock options to purchase Class A common stock under the 2021 Incentive Plan with an exercise price of $21.93. Non-qualified stock options under the 2021 Incentive Plan have a contractual term of ten years from the date of grant. The Company estimated the fair value of the awards using the Black-Scholes option-pricing model. The non-qualified stock options granted under the 2021 Incentive Plan vest ratably at one-third annually on the anniversary of the grant date over a three-year period pursuant to the terms of their applicable award agreements. The Company generally expenses the grant date fair value of the awards on a straight-line basis over each of the three separately vesting tranches within a given grant.

As of December 31, 2023, 132,524 non-qualified stock options previously issued remained outstanding with unrecognized stock compensation expense of $2.4 million.
Performance Share Units

During the three months ended December 31, 2023, the Company granted 329,055 performance share units redeemable for Class A common stock under the 2021 Incentive Plan. The PSUs are considered fully vested when both the performance and service based requirements are met in accordance with the vesting requirements and will be settled in shares no more than 60 days after September 30, 2026. The performance criteria is based on target revenue and adjusted EBITDA for the performance period set by the Compensation and Human Resources Committee of the Company’s Board of Directors. The awards can be paid out in a range of 50% to 200%, with 0% paid out for below-threshold performance, based on the achievement of the performance criteria and upon continued service through the performance period. The Company estimated the fair value of the awards using the market value of our common stock. The market value of our common stock is calculated using the closing price of our common stock on the date of grant. The Company monitors the achievement of the performance criteria and expenses ratably the grant date fair value of the awards probable to vest over the requisite service period. If there are changes to the amount of probable awards to vest based on achievement of performance criteria, the related stock-based compensation expense may be significantly increased or reduced in the period that our estimate changes.

As of December 31, 2023, 329,055 performance share units previously issued remained outstanding with unrecognized stock compensation expense of $7.0 million.
Other
In connection with the acquisition of Nispera AG in 2022, Fluence issued 531,202 shares of restricted stock to Nispera’s management team. The estimated post combination expense to the Company as a result of the business combination was approximately $6.9 million which will be recognized on a straight-line basis over the remaining service period that was stipulated in each holder’s original restricted stock agreement.

Stock-based compensation expense
Stock-based compensation expense was recorded as follows (in thousands):

In thousands	Three Months Ended December 31,
	2023	2022
Cost of goods and services	$1,259	$900
Research and development	726	2,360
Sales and marketing	295	518
General and administrative	3,350	4,699
Total	$5,630	$8,477
15. Investment in Joint Venture
On August 5, 2022, Fluence Energy Singapore PTE. LTD., a subsidiary of Fluence Energy, LLC, and ReNew Power entered into an agreement to form a partnership in India for an initial investment of $5.0 million, plus a line of credit of $15.0 million each for a 50% interest in the partnership. The Company funded the investment and the joint venture commenced operations in the first quarter of fiscal year 2023. The investment is recorded in “Other non-current assets” on our condensed consolidated balance sheet. The investment is accounted for under the equity method with results being reported by Fluence one quarter in arrears. The joint venture is not considered a variable interest entity and we do not consolidate the joint venture as we do not hold a controlling financial interest. The Company recorded an insignificant equity method loss on the investment for the three months ended December 31, 2023.

16. Supply Chain Financing
The Company has provided certain of our suppliers with access to a supply chain financing program through a third-party financing institution (“SCF Bank”). This program allows the Company to seek extended payment terms up to 120 days with our suppliers and allows our suppliers to monetize their receivables prior to the payment due date, subject to a discount. The Company does not pledge any assets as collateral under the program. Once a supplier elects to participate in the program and reaches an agreement with SCF Bank, the supplier chooses which individual invoices to sell to the SCF Bank. The Company then pays SCF Bank on the invoice due date. The Company has no economic interest in a supplier’s decision to sell an underlying receivable to SCF Bank. The agreements between our suppliers and SCF Bank are solely at their discretion and are negotiated directly between those two parties. Our suppliers’ ability to continue using such agreements is primarily dependent upon the strength of our financial condition and guarantees issued by AES and Siemens. As of December 31, 2023, AES and Siemens issued guarantees of $50 million each, for a total of $100 million, to SCF Bank on our behalf. The Company’s outstanding obligations confirmed as valid under its supplier financing program for periods ended December 31, 2023, and September 30, 2023, are as follows:

In thousands	December 31, 2023	September 30, 2023
Obligations outstanding at the beginning of the period	$30,001	$24,728
Invoices issued during the period	46,238	35,115
Invoices paid during the period	(30,357)	(29,842)
Obligations outstanding at the end of the period	$45,882	$30,001
As of December 31, 2023, three suppliers were actively participating in the supply chain financing program. All outstanding payments owed under the program are recorded within “Accounts payable” on the condensed consolidated balance sheets.
17. Subsequent Events
None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The following analysis provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Fluence and should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes thereto included in this Quarterly Report on Form 10-Q (this “Report”) and in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 filed with the Securities and Exchange Commission (the “SEC”) on November 29, 2023 (the “2023 Annual Report”).
Fluence Energy, Inc. is a holding company whose sole material assets are the limited liability interests in Fluence Energy, LLC (the “LLC Interests”). All of our business is conducted through Fluence Energy, LLC, together with its subsidiaries, and the financial results of Fluence Energy, LLC are consolidated in our financial statements. Except where the context clearly indicates otherwise, “Fluence,” “we,” “us,” “our” or the “Company” refers to Fluence Energy, Inc. and its wholly owned subsidiaries.
Our fiscal year begins on October 1 and ends on September 30. References to “fiscal year 2023” refers to the fiscal year ended September 30, 2023.
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
Subsequent to the Siemens Redemption, on September 29, 2022, Siemens AG effected an internal transfer of 18,848,631 shares of Class A common stock to Siemens Pension-Trust e.V., an affiliated entity and a permitted transferee under the terms of the Stockholders Agreement dated October 27, 2021, by and among Fluence Energy, LLC, Fluence Energy, Inc., and the Stockholders (as defined therein) (the “Stockholders Agreement”).
Secondary Offering and AES Redemption
On December 8, 2023, AES Grid Stability, Siemens Pension Pension-Trust e.V. (“Siemens Pension Trust”), Qatar Holding LLC (“QHL” and together with AES Grid Stability and Siemens Pension Trust in such context, the “Selling Stockholders”) sold an aggregate of 18,000,000 shares of Class A common stock in an underwritten public offering (the “Offering”). Fluence did not sell any of its shares of Class A common stock in the Offering and the Company did not receive any of the proceeds from the Offering. Pursuant to the terms of the Company’s Registration Rights Agreement, dated as of November 1, 2021, by and among the Company and the Original Equity Owners (as defined therein), the Company paid $0.7 million in certain expenses of the Selling Stockholders related to the Offering, while the Selling Stockholders paid all applicable underwriting discounts and commissions
In conjunction with the Offering, AES Grid Stability exercised its redemption right pursuant to the terms of the LLC Agreement with respect to 7,087,500 LLC Interests held by AES Grid Stability, together with the corresponding cancellation of an equivalent number of shares of Class B-1 common stock of Fluence Energy, Inc., par value $0.00001 per share (the “AES Redemption”). The Company elected to settle the AES Redemption through the issuance of 7,087,500 shares of the Company’s Class A common stock. The AES Redemption settled on December 8, 2023, the closing date of the Offering. All of the 7,087,500 shares issued to AES Grid Stability in connection with the AES Redemption were sold in the Offering.
The AES Redemption increased the beneficial ownership interest of the Company in Fluence Energy, LLC to 71.12% as of December 8, 2023. The impact of the change in ownership interest did not result in a change in control. The AES Redemption has been accounted for as an equity transaction and the carrying amount of non-controlling interest has been adjusted. Refer to “Consolidated statements of changes in stockholders’ equity” included herein.
Negotiations with our Largest Battery Module Vendor
In December 2021, we entered negotiations with our largest battery module vendor to amend our battery supply agreement. As part of the discussions, the vendor sought to renegotiate the price we were to pay for battery modules purchased in calendar year 2022, as well as those expected to be purchased during the remainder of calendar year 2022 and calendar year 2023. As part of these negotiations, we also discussed settlement of contractual claims by Fluence to the vendor. These negotiations continued throughout calendar year 2022. On December 15, 2022, we finalized an agreement with the vendor, amending the supply agreement and resolving our claims. The approximately $19.5 million settlement for our claims was recognized as a reduction of costs of goods and services for the three months ended December 31, 2022.
2021 Cargo Loss Incident
On April 28, 2021, the Company was notified of an emergency aboard a vessel carrying Fluence inventory. This incident (the “Cargo Loss Incident”) resulted in damage to a portion of our cargo aboard the vessel. The Company has recorded $13.0 million provision to its inventory as of September 30, 2021, based on the net realizable value of cargo that was destroyed. During fiscal year 2022, $13.0 million of inventory was written off against the provision. In addition to the inventory losses, we incurred incremental expenses related to the incident, primarily consisting of inspection costs, project cost overruns due to logistical changes, legal fees, fees to dispose of the damaged cargo, and additional cost to replace the damaged cargo. We received an aggregate of $10.0 million in insurance proceeds related to non-disputed claims, $7.5 million of which was collected in October 2021 and the remaining $2.5 million was collected in April 2022. As of December 31, 2023, we expect to continue to incur legal fees as plaintiff in the pending matter relating to this incident.

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

2023 Project-Related Litigation
In October 2023, Fluence filed a complaint in the Superior Court of California, Contra Costa County, against Diablo Energy Storage, LLC, Empire Business Park, LLC, the Bank of New York Mellon and others, seeking approximately $37.0 million in damages arising from the supply and construction of an energy storage facility for the defendants, including for the defendants’ nonpayment of contractual amounts owed. On or about November 10, 2023, Defendant Diablo Energy Storage, LLC filed a cross-complaint against Fluence, seeking a minimum of $25.0 million of alleged damages and disgorgement of all compensation received by Fluence for the project, in the amount of approximately $230.0 million. The disgorgement claim was based upon an alleged deficiency in Fluence’s contractor license. Fluence denies the allegations in the cross-complaint and intends to vigorously defend against them and to enforce our claims against the defendants. We are currently not able to estimate the impact, if any, that this litigation may have on our reputation or financial results, or on market adoption of our products.
Investment in Joint Venture
On August 5, 2022, Fluence Energy Singapore PTE. LTD., a subsidiary of Fluence Energy, LLC, and ReNew Power entered into an agreement to form a partnership in India for an initial investment of $5.0 million, plus a line of credit of $15.0 million each for a 50% interest in the partnership. We funded the investment in the first quarter of fiscal year 2023. The joint venture commenced operations during the first fiscal quarter of fiscal year 2023 and began hiring staff. We recorded an insignificant equity method loss on the investment for the three months ended December 31, 2023.
Key Factors and Trends Affecting our Performance
We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and those in Part I, Item 1A. “Risk Factors” in our 2023 Annual Report.
Lithium-ion Battery Cost
Our revenue growth is directly tied to the continued adoption of energy storage products and solutions by our customers. The cost of lithium-ion energy storage hardware has declined significantly in the last decade and has resulted in a large addressable market today.

However, according to BloombergNEF’s 2022 (issued December 2022) battery price survey, higher raw material costs pushed the average price of lithium-ion battery packs up in calendar year 2022. We have seen prices for lithium-ion battery packs decline during calendar year 2023 and in January of 2024. The 2022 price increase marked the first annual increase in price since at least 2018. The market for energy storage is rapidly evolving, and while we believe costs will continue to decline over the long term, there is no guarantee that they will decline or decline at the rates we expect. If costs do not continue to decline long term, this could adversely affect our ability to increase our revenue or grow our business.
Supply Chain

Although we do not rely on any single supplier for the majority of our key components, including our batteries and inverters, we do obtain certain key components from a limited number of suppliers. If one or more suppliers were unable to satisfy our requirements for particular key components, we could experience a disruption to our operations and delays in completing our projects as alternative suppliers are identified and qualified, and new supply arrangements are entered into. Moreover, if one of our suppliers is unable to satisfy our requirements and we turn to another supplier, such replacement supply arrangements may be on less advantageous terms for us and result in higher costs to the Company. In addition, a number of our suppliers are situated outside of the United States, which exposes us to changes in international trade regulations, taxes, tariffs, and/or quotas. As of the date of this Report, we believe that we have adequate access to our key components to meet the needs of our operations. See Part I, Item IA. “Risk Factors” of the 2023 Annual Report for further discussion on supply chain risks for our business.

Increasing Deployment of Renewable Energy
Deployment of renewable energy resources has accelerated over the last decade, and solar and wind have become a low-cost energy source. BloombergNEF estimates that renewable energy is expected to represent 70% of all new global capacity installations over the next ten years. Energy storage is critical to reducing the intermittency and volatility of renewable energy generation. However, there is no guarantee that the deployment of renewable energy will occur at the rate estimated by BloombergNEF or that such renewable energy will rely on lithium-ion battery technology for energy storage. Inflationary pressures, supply chain disruptions, geo-political conflicts, government regulations and incentives, and other factors could result in fluctuations in demand for and deployment of renewable energy resources, adversely affecting our revenue and ability to generate profits in the future. See Part I, Item IA. “Risk Factors” of the 2023 Annual Report for further discussion on these risks.
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
Seasonality

Through fiscal year 2021, we experienced variability in the timing of our order intake, with higher volumes of orders coming the second half of our fiscal year. However, in fiscal years 2022 and 2023, order intake was relatively consistent across each quarter. In fiscal year 2024, we currently expect to see a higher amount of our order intake in the second half of the fiscal year. The variability in our order intake is primarily driven due to timing of customer approvals which typically coincides with their own internal budgeting processes. The timing of our order intake can be difficult to predict, and could result in significant variation among fiscal quarters.

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

Although we generally are not regulated as a utility, federal, state, and local government statutes and regulations concerning electricity heavily influence the market for our product and services. These statutes and regulations, like the IRA, often relate to electricity pricing, transmission and distribution rates, net metering, incentives, taxation, competition with utilities and the interconnection of customer-owned electricity generation. We believe we are well positioned to capture incentives contained in the IRA and that its enactment is favorable to our business and future operations with our forthcoming battery module manufacturing as well as our contract manufacturing facility in Utah and our supply agreement for U.S. manufactured battery cells. However, as this legislation was recently adopted in August 2022 and applicable U.S. Department of Treasury and Internal Revenue Service guidelines were published in the third quarter of fiscal year 2023, we have not yet seen the impact these IRA related incentives may have on our business, operations and financial performance as we go forward and cannot guarantee we will realize anticipated benefits of incentives under the IRA. We are continuing to evaluate the overall impact and applicability of the IRA to our expected results of operations going forward.
Key Components of Our Results of Operations
The following discussion describes certain line items in our condensed consolidated statements of operations and comprehensive loss.
Total Revenue

We generate revenue from energy storage products and solutions, service agreements with customers to provide operational services related to battery-based energy storage products, and from digital application contracts. Fluence enters into contracts with utility companies, developers, and commercial and industrial customers. We derive the majority of our revenue from selling energy storage products and solutions. When we sell a battery-based energy storage product and solution, we enter into a contract with our customers covering the price, specifications, delivery dates and warranty for the products being purchased, among other things. The manner in which a solution is provided to a customer may vary; not all solutions may require Fluence to procure batteries on behalf of a customer. A solution may only require logistics, design, installation and/or commission services depending on customer requirements. We also generate revenue by providing consulting services to AES whereby Fluence has agreed to advise, and in some cases provide support to AES, on procurement, logistics, design, safety, and commissioning of certain of their projects.

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
Gross Profit and Gross Profit Margin

Gross profit and gross profit margin may vary from quarter to quarter and is primarily affected by our sales volume, product prices, product costs, product mix, customer mix, geographical mix, shipping costs, and warranty costs.
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
Research and Development Expenses

Research and development expenses consist of personnel-related costs across our global research and development (R&D) centers for engineers engaged in the design and development and testing of our integrated products and technologies. Engineering competencies include data science, machine learning, software development, network and cyber security, battery systems engineering, industrial controls, UI / UX, mechanical design, power systems engineering, certification, and more. R&D expenses also support three product testing labs located across the globe, including a system-level testing facility in Pennsylvania that is used for quality assurance and the rapid iteration, testing, and launching of new Fluence energy storage technology and products. We are standing up an additional Hardware in the Loop testing facility which is co-located with our technical team in Bangalore, India. We expect R&D expenses to generally increase in future periods to support our growth and as we continue to invest in research and development activities that are necessary to achieve our technology and product roadmap goals. These expenses may vary from period to period as a percentage of revenue, depending primarily upon when we choose to make more significant investments.
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
Interest Income, net

Interest income, net consists of interest income net of interest expense. Interest income consists of interest earned on cash deposits and interest on customer notes receivables. Interest expense consists primarily of interest on borrowings against notes receivable pledged as collateral, unused line fees related to the revolving credit facility (the “Revolver”) pursuant to a credit agreement, dated November 1, 2021, by and among Fluence Energy, LLC, as the borrower, Fluence Energy, Inc., as a parent guarantor, the subsidiary guarantors party thereto, the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent and collateral agent (the “Revolving Credit Agreement”), which was terminated upon repayment in full of all obligations under the Revolver, effective November 22, 2023, and amortization of debt issuance costs. Interest income, net also consists of unused line and commitment fees on the ABL Facility that was entered into on November 22, 2023.
Other Income, Net

Other income, net primarily consists of income or expense from foreign currency exchange gains and losses on monetary assets and liabilities.

Tax Benefit

We are subject to U.S. federal and state income taxes with respect to our allocable share of any taxable income or loss of Fluence Energy, LLC, and are taxed at the prevailing corporate tax rates. We are also subject to foreign income taxes with respect to our foreign subsidiaries and our expectations are valuation allowances will be recorded in certain tax jurisdictions. In addition to tax expenses, we also will incur expenses related to our operations, as well as payments under the Tax Receivable Agreement, which we expect could be significant over time. We will receive a portion of any distributions made by Fluence Energy, LLC. Any cash received from such distributions from our subsidiaries will be first used by us to satisfy any tax liability and then to make payments required under the Tax Receivable Agreement.
Key Operating Metrics

The following tables present our key operating metrics as of December 31, 2023 and September 30, 2023, and order intake for the three months ended December 31, 2023 and 2022. The tables below present the metrics in either Gigawatts

(GW) or Gigawatt hours (GWh). Our key operating metrics focus on project milestones to measure our performance and designate each project as either “deployed”, “assets under management”, “contracted” or “pipeline”.

	December 31, 2023	September 30, 2023	Change	Change %
Energy Storage Products and Solutions
Deployed (GW)	3.6	3.0	0.6	20%
Deployed (GWh)	8.7	7.2	1.5	21%
Contracted Backlog (GW)	5.1	4.6	0.5	11%
Pipeline (GW)	13.2	12.2	1.0	8%
Pipeline (GWh)	37.8	34.2	3.6	11%

(amounts in GW)	December 31, 2023	September 30, 2023	Change	Change %
Service Contracts
Assets under Management	3.3	2.8	0.5	18%
Contracted Backlog	3.5	2.9	0.6	21%
Pipeline	14.7	13.7	1.0	7%

(amounts in GW)	December 31, 2023	September 30, 2023	Change	Change %
Digital Contracts
Assets under Management	17.0	15.5	1.5	10%
Contracted Backlog	5.7	6.8	(1.1)	(16%)
Pipeline	31.7	24.4	7.3	30%

(amounts in GW)	Three Months Ended December 31,
	2023	2022	Change	Change %
Energy Storage Products and Solutions
Contracted	1.2	0.6	0.6	100%
Service Contracts
Contracted	1.1	0.1	1.0	1000%
Digital Contracts
Contracted	0.4	0.8	(0.4)	(50)%
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
Contracted/Order Intake
Contracted, which we use interchangeably with “Order Intake”, represents new energy storage product contracts, new service contracts and new digital contracts signed during each period presented. We define “Contracted” as a firm and binding purchase order, letter of award, change order or other signed contract (in each case an “Order”) from the customer that is received and accepted by Fluence. Our order intake is intended to convey the dollar amount and gigawatts (operating measure) contracted in the period presented. We believe that order intake provides useful information to investors and management because the order intake provides visibility into future revenue and enables evaluation of the effectiveness of the Company’s sales activity and the attractiveness of its offerings in the market.
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
Non-GAAP Financial Measures
This section contains references to certain non-GAAP financial measures, including Adjusted EBITDA, Adjusted Gross Profit, Adjusted Gross Profit Margin, and Free Cash Flow.
Adjusted EBITDA is calculated from the consolidated statements of operations using net income (loss) adjusted for (i) interest income, net, (ii) income taxes, (iii) depreciation and amortization, (iv) stock-based compensation, (v) other income or expenses and (vi) non-recurring income or expenses. Adjusted EBITDA may in the future also be adjusted for amounts impacting net income related to the Tax Receivable Agreement liability.

Adjusted Gross Profit is calculated using gross profit, adjusted to exclude (i) stock-based compensation expenses, (ii) amortization, (iii) certain other income or expenses, and (iv) non-recurring income or expenses. Adjusted Gross Profit Margin is calculated using Adjusted Gross Profit divided by total revenue.

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

The following tables present our non-GAAP measures for the periods indicated.

($ in thousands)	Three Months Ended December 31,		Change	Change %
	2023	2022
Net loss	$(25,556)	$(37,193)	$11,637	31%
Add:
Interest income, net	(1,993)	(656)	(1,337)	204%
Income tax benefit	(1,235)	(614)	(621)	101%
Depreciation and amortization	2,883	2,424	459	19%
Stock-based compensation(a)	5,630	8,477	(2,847)	(34)%
Other expenses(b)	1,984	1,507	477	32%
Adjusted EBITDA	$(18,287)	$(26,055)	$7,768	30%
(a) Includes incentive awards that will be settled in shares and incentive awards that will be settled in cash.
(b) Amount for the three months ended December 31, 2023 includes approximately $1.2 million of costs related to the termination of the Revolving Credit Agreement and $0.8 million in costs related to the secondary offering.
Amount for the three months ended December 31, 2022 includes approximately $1.5 million of costs related to the restructuring plan, including severance. Costs related to the COVID-19 pandemic and the Cargo Loss Incident, which the Company had historically excluded from Adjusted EBITDA, are no longer excluded. Adjusted EBITDA results for the three months ended December 31, 2022 have been recast for comparative purposes.

($ in thousands)	Three Months Ended December 31,		Change	Change %
	2023	2022
Total revenue	$363,956	$310,460	$53,496	17%
Cost of goods and services	327,570	298,420	29,150	10%
Gross profit	36,386	12,040	24,346	202%
Add:
Stock-based compensation (a)	1,259	900	359	40%
Amortization (b)	400	—	400	100%
Other expenses(c)	—	189	(189)	(100)%
Adjusted Gross Profit	$38,045	$13,129	$24,916	190%
Adjusted Gross Profit Margin %	10.5%	4.2%
(a) Includes incentive awards that will be settled in shares and incentive awards that will be settled in cash.
(b) Amount relates to amortization of capitalized software included in cost of goods and services.
(c) Amount for the three months ended December 31, 2022 includes $0.2 million of costs related to the restructuring plan, including severance. Costs related to the COVID-19 pandemic and the Cargo Loss Incident, which the Company had historically excluded from Adjusted Gross Profit and Adjusted Gross Profit Margin, are no longer excluded. Adjusted Gross Profit and Adjusted Gross Profit Margin results for the three months ended December 31, 2022 have been recast for comparative purposes.

($ in thousands)	Three Months Ended December 31,		Change	Change %
	2023	2022
Net cash provided by (used in) operating activities	$19,363	$(88,898)	$108,261	122%
Less: Purchase of property and equipment	(1,468)	(2,496)	1,028	41%
Free Cash Flow	$17,895	$(91,394)	$109,289	120%
Results of Operations
Comparison of the Three Months Ended December 31, 2023 to the Three Months Ended December 31, 2022
The following table sets forth our operating results for the periods indicated.

($ in thousands)	Three Months Ended December 31,		Change	Change %
	2023	2022
Total revenue	$363,956	$310,460	$53,496	17%
Costs of goods and services	327,570	298,420	29,150	10%
Gross profit	36,386	12,040	24,346	202%
Gross profit margin %	10.0%	3.9%
Operating expenses:
Research and development	15,440	19,162	(3,722)	(19)%
Sales and marketing	10,706	8,792	1,914	22%
General and administrative	37,728	31,267	6,461	21%
Depreciation and amortization	2,483	2,424	59	2%
Interest income, net	(1,993)	(656)	(1,337)	204%
Other income, net	(1,187)	(11,142)	9,955	89%
Loss before income taxes	$(26,791)	$(37,807)	$11,016	29%
Income tax benefit	(1,235)	(614)	(621)	101%
Net loss	$(25,556)	$(37,193)	$11,637	31%
Total Revenue

Total revenue increased by $53.5 million, or 17%, for the three months ended December 31, 2023, compared to the three months ended December 31, 2022. The increase was mainly attributable to the expansion of sales of our battery-based energy storage products and solutions by $51.1 million. The expansion of sales of our battery-based energy storage products and solutions was primarily driven by increased volumes of Gen6 solutions sold in the Americas and APAC regions offset by (i) a decrease in volumes of Gen6 solutions sold in the EMEA region and (ii) non-recurring favorable impacts in the prior period due to price increase change orders issued during the period where the performance obligations were substantially satisfied in previous periods.

Costs of Goods and Services
Cost of goods and services increased by $29.2 million, or 10%, for the three months ended December 31, 2023, compared to the three months ended December 31, 2022. The increase in cost of goods and services was mainly attributable to the expansion of volume of Gen6 solutions sold in Americas and APAC regions, offset by a decrease in volume of Gen6 solutions sold in EMEA region. The increase in costs of goods and services was less than the percentage increase in revenue due to an improvement in gross margins on newer Gen6 solutions projects offset by non-recurring favorable impact of a settlement of contractual claims with our largest battery module vendor of $19.5 million in December 2022.

Gross Profit and Gross Profit Margin
Gross profit increased by $24.3 million, or 202%, for the three months ended December 31, 2023, compared to the three months ended December 31, 2022. The increase in gross profit is primarily due to improvement in gross margins on the newer Gen6 solutions projects in the current period offset by non-recurring favorable impacts in the prior period due to (i) a settlement of contractual claims with our largest battery module vendor in December 2022 for $19.5 million and (ii) $10.1 million for price increase change orders issued during the period where the performance obligations were substantially satisfied in previous periods.
Research and Development Expenses
Research and development expenses decreased by $3.7 million, or 19%, for the three months ended December 31, 2023, compared to the three months ended December 31, 2022. The decrease was primarily attributable to (i) a $1.6 million reduction in stock-based compensation expense, and (ii) a $1.3 million decrease in third party services.
Sales and Marketing Expenses
Sales and marketing expenses increased by $1.9 million, or 22%, for the three months ended December 31, 2023, compared to the three months ended December 31, 2022. The increase was primarily attributable to (i) an increase in IT cost allocations of $1.4 million to support our growth and (ii) spend on conferences, sponsorships and other related advertising of $0.4 million.
General and Administrative Expenses
General and administrative expenses increased by $6.5 million, or 21%, for the three months ended December 31, 2023, compared to the three months ended December 31, 2022. The increase was primarily attributable to (i) an increase in personnel-related costs of $7.1 million due to higher headcount to support our growth and (ii) a $2.0 million increase in information technology licenses and consulting services related to implementation of new systems to support our growth offset by a reduction in consulting services of $2.6 million, which were mostly indirectly related to the restructuring plan from fiscal year 2023 that was substantially completed.

Depreciation and Amortization
Depreciation and amortization increased by $0.1 million, or 2%, for the three months ended December 31, 2023, compared to the three months ended December 31, 2022. The depreciation increase is primarily attributed to an increase in equipment capitalized.

Interest Income, Net
Interest income, net increased by $1.3 million, or 204%, in the three months ended December 31, 2023, compared to the three months ended December 31, 2022. The increase was primarily attributable to an increase in interest income of $1.6 million due to higher interest rates on cash deposits and investments offset by additional interest expense of $0.4 million related to writing off a portion of capitalized debt issuance costs related to termination of the Revolver.
Other Income, Net
Other income, net decreased by $10.0 million, or 89%, for the three months ended December 31, 2023, compared to the three months ended December 31, 2022. The decrease in other income, net was primarily attributable to $9.2 million decrease in favorable foreign currency exchange gains for monetary assets and liabilities period over period.
Income Tax Benefit
Income tax benefit increased by $0.6 million, or 101%, for the three months ended December 31, 2023, compared to the three months ended December 31, 2022. The increase in tax benefit is primarily due to a change in the mix of pre-tax losses globally in the three months ended December 31, 2023.
Net Loss
Net loss decreased by $11.6 million, or 31%, for the three months ended December 31, 2023, compared to the three months ended December 31, 2022. The decrease is primarily attributable to (i) increase in “gross profit”, (ii) decrease in “research and development expenses” and (iii) increase in “interest income, net” as described above. This was partially offset by (i) decrease in “other income, net” and (ii) an increase in “general and administrative expenses” as described above.

Liquidity and Capital Resources
Since inception and through December 31, 2023, our principal sources of liquidity were the proceeds from our IPO, our cash and cash equivalents, short-term borrowings, borrowings available under the Revolver, borrowings available under the ABL Credit Facility, supply chain financing, capital contributions from AES Grid Stability and Siemens Industry, proceeds from the investment and borrowings against note receivables.
We believe the proceeds received from our IPO, cash flows from operations, borrowings against notes receivable and borrowings available under the ABL Credit Facility will be sufficient to meet our expense and capital requirements for at least the next 12 months following the filing of this Report.
Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of our growth initiatives and our introduction of new products, services, and digital application offerings, and overall economic conditions. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and cash requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilutions to our stockholders. The incurrence of additional debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, operations and financial condition.
On November 1, 2021, upon the closing of our IPO, we received net proceeds of $935.8 million, after deducting underwriting discounts and offering expenses payable by the Company. The net proceeds from the IPO were used to purchase 35,650,000 newly issued LLC Interests directly from Fluence Energy, LLC at a price per unit equal to the IPO price per share of Class A common stock less the underwriting discount and estimated offering expenses payable by us. Fluence Energy, LLC used the net proceeds from the sale of LLC Interests to Fluence Energy, Inc. to repay all outstanding borrowings relating to a line of credit and promissory notes. The remainder of the proceeds has been used for working capital and other general corporate purposes.
We have provided certain of our suppliers with access to a supply chain financing program through a third-party financing institution (the “SCF Bank”). This program allows us to seek extended payment terms with our suppliers and allows our suppliers to monetize their receivables prior to the payment due date, subject to a discount. Once a supplier elects to participate in the program and reaches an agreement with the SCF Bank, the supplier elects which individual invoices to sell to the SCF Bank. We then pay the SCF Bank on the invoice due date. We have no economic interest in a supplier’s decision to sell a receivable to the SCF Bank. The agreements between our suppliers and the SCF Bank are solely at their discretion and are negotiated directly between them. Our suppliers’ ability to continue using such agreements is primarily dependent upon the strength of our financial condition and guarantees issued by AES and Siemens. As of December 31, 2023, AES and Siemens issued guarantees of $50.0 million each, for a total of $100.0 million, to SCF Bank on our behalf.
As of December 31, 2023, three suppliers were actively participating in the supply chain financing program, and we had $45.9 million of payables outstanding subject to the program. All outstanding payments owed under the program are recorded within “Accounts payable” on the condensed consolidated balance sheets.
On August 11, 2023, we filed an automatic shelf registration statement on Form S-3 with the SEC (the “Form S-3”) which became effective upon filing and will remain effective through August 11, 2026. The Form S-3 allows us to offer and sell from time-to-time Class A common stock, preferred stock, depository shares, debt securities, warrants, purchase contracts or units comprised of any combination of these securities for our own account and allows certain selling stockholders to offer and sell 135,666,665 shares of Class A common stock in one or more offerings.
The Form S-3 is intended to provide us flexibility to conduct registered sales of our securities, subject to market conditions and our future capital needs. The terms of any future offering under the Form S-3 will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to the completion of any such offering.

Revolving Credit Facility
We entered into a Revolving Credit Agreement for a Revolving Credit Facility (the “Revolver”) on November 1, 2021, by and among Fluence Energy, LLC, as the borrower, Fluence Energy Inc., as a parent guarantor, the subsidiary guarantors party thereto, the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent and collateral agent. The aggregate amount of commitments was $200.0 million. The Revolver was originally scheduled to mature on November 1, 2025. The Revolving Credit Agreement was terminated effective November 22, 2023, in conjunction with the entry into the new ABL Credit Agreement (as further described below) in connection with which the Company prepaid all amounts outstanding under the Revolver and terminated all Commitments (as defined in the Revolving Credit Agreement) thereunder. No penalties were required to be paid as a result of the termination.

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

Asset-Based Lending Facility
On November 22, 2023, the Company entered into an asset-based syndicated credit agreement with revolving commitments in an aggregate principal amount of $400.0 million (the "ABL Facility"), by and among Fluence Energy, LLC, as parent borrower, Fluence Energy, Inc., as parent, the other borrowers party thereto, the other guarantors party thereto, the lenders party thereto (the “ABL Lenders”), and Barclays Bank PLC (“Barclays”), as administrative agent (the "ABL Credit Agreement"). The ABL Facility is secured by (i) a first priority pledge of Fluence Energy, Inc.’s equity interests in Fluence Energy, LLC and (ii) first priority security interests in, and mortgages on, substantially all tangible and intangible personal property and material fee-owned real property of Fluence Energy, Inc., Fluence Energy, LLC and Fluence Energy Global Production Operation, LLC, in each case, subject to customary exceptions and limitations. Borrowings under the ABL Facility will mature, and lending commitments thereunder will terminate, on November 22, 2027. The Company entered into that certain Master Assignment and Assumption and Issuing Bank Joinder, effective December 15, 2023, with Citibank N.A., the ABL Lenders, and Barclays, adding Citibank N.A. as a lender party to the ABL Facility (the “ABL Joinder”).
Borrowing availability under the ABL Facility is determined by a borrowing base calculation that is based on specified percentages of U.S. eligible inventory, net orderly liquidation value of most recent inventory appraisal, and U.S. eligible in-transit inventory, less the aggregate amount of any reserves. The ABL Credit Agreement provides for a full cash dominion period (a) if an event of default is occurring or (b) beginning on the date on which Excess Availability is less than the greater of (i) 12.5% of the Line Cap and (ii) if the borrowing base then in effect is (A) less than $200.0 million, $25.0 million and (B) greater than or equal to $200.0 million, $50.0 million. Line Cap is defined under the ABL Facility as the lesser of the total commitments of the ABL Lenders and the borrowing base. Excess Availability is defined under the ABL Facility as an amount equal to (a) the lesser of (i) the total commitments of all lenders and (ii) the borrowing base, minus (b) total revolving extensions of credit then outstanding at anytime.
The ABL Credit Agreement sets forth that (i) loans comprising each ABR Borrowing (as defined in the ABL Credit Agreement) shall bear interest at the Alternate Base Rate (as defined in the ABL Credit Agreement) plus an additional margin ranging from 1.00% to 1.50%, depending on the Average Excess Availability (as defined in the ABL Credit Agreement) during the applicable determination period, (ii) loans comprising each Canadian Prime Loan Borrowing (as defined in the ABL Credit Agreement) shall bear interest at the Canadian Prime Rate (as defined in the ABL Credit Agreement) plus an additional margin ranging from 1.00% to 1.50%, depending on the Average Excess Availability during the applicable determination period, and (iii) the loans comprising each Term Benchmark Borrowing (as defined in the ABL Credit Agreement) shall bear interest at the Adjusted Term SOFR Rate, the Adjusted EURIBOR Rate or Adjusted Term CORRA (each as defined in the ABL Credit Agreement), as applicable, plus an additional margin ranging from 2.00% to 2.50%, depending on the Average Excess Availability during the applicable determination period, in each instance subject to customary benchmark replacement provisions including, but not limited to, alternative benchmark rates, customary spread adjustments with respect to borrowings in foreign currencies and benchmark replacement conforming changes. Fluence Energy, LLC is required to pay to the ABL Lenders a commitment fee on the average daily unused portion of the commitments through maturity, which shall accrue at the rate of (a) until the last day of the first full calendar quarter following the closing of the ABL Facility, 0.450% per annum, and (b) thereafter, 0.450% per annum if average revolving loan utilization is less than or equal to 50% and 0.375% per annum if average revolving loan utilization is greater than 50%. The ABL Facility also provides for a letter of credit sublimit in the amount of $200.0 million, if certain conditions are met. Each letter of credit issuance will be conditioned upon, among other conditions, the payment of certain customary issuance and administration fees, as well as payment of a fronting fee to each issuer thereof and payment of a letter of credit participation fee payable to the ABL Lenders.

The ABL Credit Agreement contains customary covenants for this type of financing, including, but not limited to, covenants that restrict our ability to incur indebtedness; incur liens; sell, transfer, or dispose of property and assets; make investments or acquisitions; pay dividends, make distributions or other restricted payments; and engage in affiliate transactions. The ABL Credit Agreement limits our ability to make certain payments, including dividends and distributions on Fluence Energy, LLC’s equity, the Company’s equity and other restricted payments. Under the terms of the ABL Credit Agreement, Fluence Energy, LLC and its subsidiaries are currently limited in their ability to pay cash dividends to, lend to, or make other investments in Fluence Energy, Inc., subject to certain exceptions. In addition, if certain payment conditions under the ABL Credit Agreement are satisfied, including the satisfaction of a minimum excess availability requirement, then additional specified transactions may be made by the Company and its subsidiaries. The Company agreed that it will not, and its subsidiaries will not, permit Total Liquidity (as defined in the ABL Credit Agreement) at any time to be less than the greater of (i) 20% of the Line Cap then in effect and (ii) $64.0 million, and the Company agreed that it will not, and its subsidiaries will not, permit Excess Availability to be less than the greater of (i) $15.0 million and (ii) 10% of the Line Cap then in effect. Such covenants will be tested on a quarterly basis and upon certain restricted payments, the incurrence of indebtedness, certain dispositions and other Specified Transactions (as defined in the ABL Credit Agreement). As of December 31, 2023, we were in compliance with all such covenants or maintained availability above such covenant triggers.
As of December 31, 2023, we had no borrowings under the ABL Facility and $0 of letters of credit outstanding, and availability under the facility of $75.2 million.
Borrowings Against Note Receivable - Pledged as Collateral
In December 2022, we transferred $24.3 million in customer receivables to Standard Chartered Bank (“SCB”) in the Philippines for proceeds of $21.1 million. The receivables all related to our largest customer in that country. The underlying receivables transferred were previously aggregated into a long term note, with interest, and which has a maturity date of September 30, 2024. In April 2023, we aggregated and transferred an additional $30.9 million in receivables into a second long term note with the same customer to SCB for proceeds of $27.0 million, upon substantially similar terms as the December 2022 transfer and with a maturity date of December 27, 2024. These transactions are treated as secured borrowings as we did not transfer the entire note receivables due from the customer to SCB. We continue to receive quarterly interest income from the customer, while SCB is responsible for collecting payments on the principal balances which represent the initial receivable balances from the customer. We have no other continuing involvement or exposure related to the underlying receivables. For the three months ended December 31, 2023, the Company recorded net interest income of $0.1 million, which represents the aggregate of $1.2 million in interest income and $1.1 million in interest expense recorded in “Interest income, net.”

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
Commitments, Guarantees, Letter of Credits, Surety Bonds, Off-Balance Sheet Arrangements
As of December 31, 2023, the Company had outstanding bank guarantees, parent guarantees, letters of credit, and surety bonds issued as performance security arrangements for a large number of customer projects. The Company has certain battery purchase obligations under a master supply agreement with a supplier. We are also party to both assurance and service-type warranties for various lengths of time. Refer to “Note 12 - Commitments and Contingencies” to our unaudited condensed financial statements included elsewhere in this Report for more information regarding our contingent obligations, including off-balance sheet arrangements, and legal contingencies.

Historical Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities for the periods presented.

	Three Months Ended December 31,		Change	Change %
($ in thousands)	2023	2022
Net cash provided by (used in) operating activities	$19,363	$(88,898)	$108,261	121.8%
Net cash used in investing activities	$(2,596)	$(6,331)	$3,735	(59.0)%
Net cash provided by (used in) financing activities	$(6,359)	$23,252	$(29,611)	(127.3)%
Net cash flows provided by operating activities of $19.4 million for the three months ended December 31, 2023, were primarily driven by increases in (i) payables and deferred revenue with related parties of $148.4 million and (ii) accounts payable of $255.3 million offset by an increase in inventory, impacting cash flow negatively by $336.4 million and net loss of $25.6 million. The increase in payables and deferred revenues with related parties and inventory is primarily driven by timing of payments received and the timing of execution of certain contracts, as we are expecting higher revenues in the last three fiscal quarters of 2024.

Net cash flows used in operating activities of $88.9 million for the three months ended December 31, 2022, were primarily due to (i) net loss of $37.2 million, (ii) purchases of inventory of $430.5 million, (iii) offset by an increase in accounts payable of $200.7 million and an (iv) increase in third party deferred revenue of $196.0 million. We had built up our inventory balance at the end of fiscal year 2022 and continued to do so for the first three months ended December 31, 2022, as a risk mitigation strategy to provide the Company with supply chain assurance. The inventory build up was partially funded by milestone payments from customers driving up our deferred revenue balance and due to timing of payments to our vendors, which caused the increase in our accounts payable balances.
Net cash flows used in investing activities were $2.6 million for the three months ended December 31, 2023, which included $1.5 million purchases of property and equipment, and capital expenditures on internal-use software and software to be sold of $1.1 million.

Net cash flows used in investing activities were $6.4 million for the three months ended December 31, 2022, which included $2.5 million purchases of property and equipment and $5.0 million investment in joint venture offset by proceeds on short term investments.
Net cash flows used in financing activities were approximately $6.4 million for the three months ended December 31, 2023. The net cash flows used in financing activities were primarily related to $3.6 million in payments related to debt issuances costs for the ABL Facility and $3.9 million in payments for a previously acquired company (Nispera) offset by $1.1 million of proceeds from the exercise of stock options.

Net cash flows provided by financing activities were $23.3 million for the three months ended December 31, 2022. The net cash flows provided by financing activities were primarily driven by $21.1 million of proceeds from secured borrowings against notes receivable and $2.4 million of proceeds from the exercise of stock options, offset by $0.3 million related to repurchase of Class A common stock placed in treasury.
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

On June 30, 2022, Siemens Industry, Inc. exercised its redemption right pursuant to the terms of LLC Agreement with respect to its entire holding of 58,586,695 LLC Interests of Fluence Energy, LLC, together with the corresponding cancellation of an equivalent number of shares of Class B-1 common stock of Fluence Energy, Inc., par value $0.00001 per share.

On December 8, 2023, AES Grid Stability exercised its redemption right pursuant to the terms of LLC Agreement with respect to 7,087,500 LLC Interests of Fluence Energy, LLC, together with the corresponding cancellation of an equivalent number of shares of Class B-1 common stock of Fluence Energy, Inc., par value $0.00001 per share.

The redemptions resulted in increases in the tax basis of the assets of Fluence Energy, LLC and certain of its subsidiaries. The increases in tax basis and tax basis adjustments increases (for tax purposes) the depreciation and amortization deductions available to Fluence Energy, Inc. and, therefore, may reduce the amount of U.S. federal, state, and local tax that Fluence Energy, Inc. would otherwise be required to pay in the future, although the IRS may challenge all or part of the validity of that tax basis, and a court could sustain such a challenge.

As a result of the tax basis adjustment of the assets of Fluence Energy, LLC and its subsidiaries upon the redemptions and our possible utilization of certain tax attributes, the payments that we may make under the Tax Receivable Agreement will be substantial. The redemptions will result in future tax savings of $138.6 million. AES and Siemens will be entitled to receive payments under the Tax Receivable Agreement equaling 85% of such amount, or $117.8 million; assuming, among other factors, (i) we will have sufficient taxable income to fully utilize the tax benefits; (ii) Fluence Energy, LLC is able to fully depreciate or amortize its assets; and (iii) there are no material changes in applicable tax law. The payments under the Tax Receivable Agreement are not conditioned upon continued ownership of us by the Founders. Although the timing and extent of future payments could vary significantly under the Tax Receivable Agreement, we anticipate funding payments from the Tax Receivable Agreement from cash flow from operations of our subsidiaries, available cash or available borrowings under any future debt agreements.

We have determined it is not probable payments under the Tax Receivable Agreement would be made, given the projected inability to fully utilize the related tax benefits over the term of the agreement. Therefore, the Company has not recognized the liability. Should we determine that the Tax Receivable Agreement payment is probable, a corresponding liability will be recorded and as a result, our future results of operations and earnings could be impacted as a result of these matters.
Critical Accounting Policies and Use of Estimates

Our financial statements have been prepared in accordance with U.S. GAAP. In the preparation of these financial statements, we consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates, and assumptions could have a material impact on the consolidated financial statements.
During the three months ended December 31, 2023, there were no significant changes in application of our critical accounting policies or estimation procedures from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our 2023 Annual Report and the notes to the audited consolidated financial statements appearing elsewhere in the 2023 Annual Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes with respect to our exposure to market risk as disclosed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2023 Annual Report.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023, the end of the period covered by this Report. Based upon that evaluation, and as a result of the material weaknesses described below, management concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level.
Material Weaknesses and Remediation Measures
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.
As of December 31, 2023, a material weakness in the internal control related to the Company’s estimate at completion (“EAC”) process, which is used in the Company’s percentage of completion (“POC”) accounting has not been remediated.

We assessed the material weakness as not remediated as the EAC controls did not consistently operate for a sufficient period of time. Management has enhanced the process and training to control owners during the first quarter of fiscal year 2024. However, additional time is required to ensure the successful implementation of the remediation efforts over a sustained period of time before management can conclude that the material weakness has been remediated.

The actions that we are taking are subject to ongoing senior management review, as well as Audit Committee oversight. We are committed to maintaining a strong internal control environment and implementing measures designed to help ensure that control deficiencies contributing to the material weakness are remediated as soon as possible; we believe our efforts will enable us to successfully remediate our material weakness in fiscal year 2024 however, we cannot provide assurance as to when our further remediation measures will be complete. We will consider the material weakness remediated after the applicable controls operate for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively.
Changes in Internal Control over Financial Reporting
Other than the changes to our internal control over financial reporting described in “Material Weaknesses and Remediation Measures” above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
For a description of our material pending legal contingencies, please see “Note 12 - Commitments and Contingencies”, to the unaudited condensed consolidated financial statements included elsewhere in this Report.
Item 1A. Risk Factors

There have been no material changes with respect to our risk factors previously disclosed in our 2023 Annual Report. You should carefully consider the risks described in Item 1A. "Risk Factors" of our 2023 Annual Report, and all of the other information included in this Report, before making an investment decision. Our business, financial condition and results of operations could be materially and adversely affected by any of these risks or uncertainties.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of our equity securities during the three months ended December 31, 2023, that were not otherwise disclosed in a Current Report on Form 8-K.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

(c)     Director and Officer Rule 10b5-1 Trading Arrangements

During the three months ended December 31, 2023, the following directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated “Rule 10b5-1 trading arrangements” and/or “non-Rule 10b5-1 trading arrangements” (each as defined in Item 408 of Regulation S-K).
John Zahurancik, Senior Vice President and President, Americas
On December 15, 2023, Mr. Zahurancik adopted a Rule 10b5-1 sales plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) (the “Zahurancik Plan”). The Zahurancik Plan provides for the potential exercise of vested stock options and the associated sale of up to an aggregate of 25,000 shares of Class A common stock. The Zahurancik Plan terminates on the earlier of (i) March 26, 2024, or (ii) such date the Zahurancik Plan is otherwise terminated according to its terms.
Peter Williams, Senior Vice President and Chief Supply Chain and Manufacturing Officer
On December 7, 2023, Mr. Williams terminated a sell-to-cover instruction intended to satisfy the affirmative defense of Rule 10b5-1(c) (the “Williams Sell-to-Cover Instruction”), originally adopted on September 20, 2023 with respect to his tax obligations due in connection with the vesting of an aggregate of 25,765 restricted stock units, all of which remained unvested at the time of termination. During the three months ended December 30, 2023, no shares of Class A common stock were sold pursuant to the Williams Sell-to-Cover Instruction.

Item 6. Exhibits
(a)The following exhibits are filed as part of this Report.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Fluence Energy, Inc.	8-K	001-40978	3.1	November 3, 2021
3.2	First Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Fluence Energy, Inc.	8-K	001-40978	3.1	December 22, 2022
3.3	Amended and Restated Bylaws of Fluence Energy, Inc.	8-K	001-40978	3.2	November 3, 2021
10.1*	Master Assignment and Assumption and Issuing Bank Joinder dated as of December 15, 2023
10.2*†	Transition Services Agreement, executed January 19, 2024, by and between Fluence Energy, LLC and Krishna Vanka
10.3*†	Offer Letter, dated April 1, 2021, between Fluence Energy, LLC and Carol Couch
10.4*†	Transition Services Agreement dated July 5, 2023, by and between Fluence Energy, LLC and Carol Couch
10.5*†	Amendment of the Fluence Energy, LLC Phantom Equity Incentive Plan, dated October 17, 2021
10.6*	SPT Invest Management, Sarl Joinder, dated December 19, 2023, to the Registration Rights Agreement, dated November 1, 2021, by and among Fluence Energy, Inc. and the other parties named therein
10.7*	SPT Invest Management, Sarl Joinder, dated December 19, 2023, to the Stockholders Agreement, dated October 27, 2021, by and among Fluence Energy, Inc. and the other parties named therein
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

Incorporated by Reference
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

Fluence Energy, Inc.

Date: February 8, 2024	By:	/s/ Julian Nebreda
Julian Nebreda Chief Executive Officer and President (Principal Executive Officer)

Date: February 8, 2024	By:	/s/ Ahmed Pasha
Ahmed Pasha Chief Financial Officer and Senior Vice President (Principal Financial Officer)