Form 10-Q
period 2024-03-31
Fluence Energy, Inc.
filed 2024-05-09
CIK 1868941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of May 6, 2024, the registrant had 127,896,832 shares of Class A common stock outstanding and 51,499,195 shares of Class B-1 common stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q for the period ended March 31, 2024 (this “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Report are forward-looking statements. In particular, statements regarding our future results of operations and financial position, financial and operational performance, growth and business strategy, future revenue recognition and estimated revenues, future capital expenditures and debt service obligations, projected costs, prospects, plans, and objectives of management for future operations, including, among others, statements regarding expected growth and demand for our energy storage solutions, services, and digital application offerings, relationships with new and existing customers and suppliers, introduction of new energy storage solutions, services, and digital application offerings and adoption of such offerings by customers, presumptions relating to the Company’s tax receivable agreement, expectations relating to backlog, pipeline, and contracted backlog, and anticipated impact and benefits from the Inflation Reduction Act of 2022 on us and our customers, contained in this Report are forward-looking statements. In some cases, you may identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “seeks,” “intends,” “targets,” “projects,” “contemplates,” “grows,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
These forward-looking statements are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including our limited operating and revenue history as an independent entity and the nascent clean energy industry; our history of net losses, we anticipate increasing expenses in the future, and our ability to maintain prolonged profitability; delays, disruptions, and quality control problems in our manufacturing operations; difficulties in establishing mass manufacturing capacity and estimating potential cost savings and efficiencies from anticipated improvements to our manufacturing capabilities; dependence on our existing suppliers and supply chain competition; supplier concentration and capacity; interruption of flow and/or availability of components and materials from international vendors; significant changes in the cost of raw materials and product components; vendor non-compliance with ethical business practices and applicable laws and regulations; loss of significant customers or their inability to perform under their contracts; competition for our offerings and our ability to attract and retain customers; ability to effectively manage our recent and future growth and expansion of our business and operations; ability to maintain and enhance our reputation and brand recognition; success of our relationships with third parties; ability to attract and retain highly qualified personnel; risk related to the construction, utility interconnection, commissioning and installation of our energy storage products, cost overruns, and delays; risks related to defects, errors, vulnerabilities and/or bugs in our products and technology; compromises, interruptions, or shutdowns of our systems; lengthy sales and installation cycle for our products and services and ability to timely close sales; amounts included in our pipeline and contracted backlog may not result in actual revenue or translate into profits; events and incidents relating to storage, delivery, installation, operation, maintenance and shutdowns of our products; risks relating to whether renewable energy technologies are suitable for widespread adoption or if sufficient demand for our hardware and software-enabled services does not develop or takes longer to develop than we anticipate; estimates on size of our total addressable market; barriers arising from electric utility industry policies and regulations; cost of electricity available from alternative sources; risk relating to interest rates or a reduction in the availability of tax equity or project debt capital in the global financial markets and corresponding effects on customers’ ability to finance energy storage systems and demand for our products; potential changes in tax laws or regulations, including relating to incentives under the IRA; reduction, elimination, or expiration of government incentives or regulations regarding renewable energy; decline in public acceptance of renewable energy, or delay, prevent, or increase in the cost of customer projects; restrictions set forth in our ABL Credit Agreement or other debt agreements we may enter into; uncertain future capital needs and potential need to raise additional funds in the future; ability to obtain, maintain and enforce proper protection for our intellectual property, including our technology; risks related to us being a “controlled company” within the meaning of the NASDAQ rules; our relationship with our founders; and the factors described under the headings Part I, Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended September 30, 2023, filed with the Securities and Exchange Commission (the “SEC”) on November 29, 2023 (the “2023 Annual Report”), and Part II, Item 1A. “Risk Factors” and Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Many of the important factors that will determine these results are beyond our ability to control or predict. Accordingly, you should not place undue reliance on any such forward-looking statements. We qualify all forward-looking statements contained in this Report by these cautionary statements. Any forward-looking statement speaks only as of the date on which it is made, and, except as otherwise required by law, we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Part I - Financial Information
Item 1. Financial Statements
FLUENCE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars in Thousands, except share and per share amounts)

	Unaudited
	March 31, 2024	September 30, 2023
Assets
Current assets:
Cash and cash equivalents	$411,798	$345,896
Restricted cash	106,605	106,835
Trade receivables, net	86,798	103,397
Unbilled receivables	132,955	192,064
Receivables from related parties	63,639	58,514
Advances to suppliers	110,759	107,947
Inventory, net	309,059	224,903
Current portion of notes receivable - pledged as collateral	55,251	24,330
Other current assets	45,867	31,074
Total current assets	1,322,731	1,194,960
Non-current assets:
Property and equipment, net	$13,512	$12,771
Intangible assets, net	57,172	55,752
Goodwill	26,266	26,020
Deferred income tax asset	85	86
Note receivable - pledged as collateral	—	30,921
Other non-current assets	110,077	31,639
Total non-current assets	207,112	157,189
Total assets	$1,529,843	$1,352,149
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$244,191	$62,899
Deferred revenue	398,639	273,164
Deferred revenue and payables with related parties	59,046	116,488
Current portion of borrowings against note receivable - pledged as collateral	52,667	22,539
Personnel related liabilities	25,784	52,174
Accruals and provisions	159,613	172,223
Taxes payable	22,023	29,465
Other current liabilities	11,150	16,711
Total current liabilities	973,113	745,663
Non-current liabilities:
Deferred income tax liability	$5,159	$4,794
Borrowings against note receivable - pledged as collateral	—	28,024
Other non-current liabilities	19,835	17,338
Total non-current liabilities	24,994	50,156
Total liabilities	998,107	795,819
Stockholders’ Equity:
Preferred stock, $0.00001 per share, 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2024 and September 30, 2023	—	—
Class A common stock, $0.00001 par value per share, 1,200,000,000 shares authorized; 128,081,961 shares issued and 127,387,538 shares outstanding as of March 31, 2024; 119,593,409 shares issued and 118,903,435 shares outstanding as of September 30, 2023, respectively	1	1
Class B-1 common stock, $0.00001 par value per share, 200,000,000 shares authorized; 51,499,195 shares issued and outstanding as of March 31, 2024; 58,586,695 shares issued and outstanding as of September 30, 2023, respectively	—	—
Class B-2 common stock, $0.00001 par value per share, 200,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2024 and September 30, 2023	—	—
Treasury stock, at cost	(7,885)	(7,797)
Additional paid-in capital	617,793	581,104
Accumulated other comprehensive income	3,241	3,202
Accumulated deficit	(200,076)	(174,164)
Total stockholders’ equity attributable to Fluence Energy, Inc.	413,074	402,346
Non-Controlling interests	118,662	153,984
Total stockholders’ equity	531,736	556,330
Total liabilities and stockholders’ equity	$1,529,843	$1,352,149
The accompanying notes are an integral part of these condensed consolidated statements

FLUENCE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS (UNAUDITED)
(U.S. Dollars in Thousands, except share and per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Revenue	$280,652	$405,110	$528,034	$614,564
Revenue from related parties	342,489	293,076	459,063	394,082
Total revenue	623,141	698,186	987,097	1,008,646
Cost of goods and services	558,961	667,373	886,531	965,793
Gross profit	64,180	30,813	100,566	42,853
Operating expenses:
Research and development	17,427	22,551	32,867	41,713
Sales and marketing	15,792	10,401	26,498	19,193
General and administrative	44,067	31,778	81,795	63,045
Depreciation and amortization	2,482	2,669	4,965	5,093
Interest income, net	(1,261)	(2,075)	(3,254)	(2,731)
Other expense (income), net	215	3,012	(972)	(8,130)
Loss before income taxes	(14,542)	(37,523)	(41,333)	(75,330)
Income tax benefit	(1,666)	(126)	(2,901)	(740)
Net loss	$(12,876)	$(37,397)	$(38,432)	(74,590)
Net loss attributable to non-controlling interest	$(3,707)	$(12,542)	$(12,520)	(25,093)
Net loss attributable to Fluence Energy, Inc.	$(9,169)	$(24,855)	$(25,912)	$(49,497)

Weighted average number of Class A common shares outstanding
Basic and diluted	126,843,301	116,266,838	123,962,636	115,825,339
Loss per share of Class A common stock
Basic and diluted	$(0.07)	$(0.21)	$(0.21)	$(0.43)

Foreign currency translation (loss) gain, net of income tax expense (benefit) of $(0.2) million in the three months ended March 31, 2024, $0.1 million in the six months ended March 31, 2024, and $0.1 million in the three months ended March 31, 2023, and $0.4 million six months ended March 31, 2023	(1,603)	(1,469)	32	(5,054)
Total other comprehensive (loss) income	$(1,603)	$(1,469)	$32	$(5,054)
Total comprehensive loss	$(14,479)	$(38,866)	$(38,400)	$(79,644)
Comprehensive loss attributable to non-controlling interest	(4,170)	$(13,036)	$(12,527)	$(26,798)
Total comprehensive loss attributable to Fluence Energy, Inc.	$(10,309)	$(25,830)	$(25,873)	$(52,846)

The accompanying notes are an integral part of these condensed consolidated statements

FLUENCE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(U.S. Dollars in Thousands, except Shares)

	Class A Common Stock		Class B-1 Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock		Non-Controlling interest	Total stockholders’ equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at December 31, 2023	126,967,942	$1	51,499,195	—	$610,230	$(190,907)	$4,382	689,974	$(7,797)	$123,246	$539,155
Net Loss	—	—	—	—	—	(9,169)	—	—	—	(3,707)	(12,876)
Stock-based compensation expense	205,863	—	—	—	6,616	—	—	—	—	—	6,616
Class A common stock withheld related to settlement of employee taxes for stock-based compensation awards	(4,449)	—	—	—	—	—	—	4,449	(88)	—	(88)
Effect of remeasurement of non-controlling interest due to other share transactions	—	—	—	—	415	—	—	—	—	(415)	—
Proceeds from exercise of stock options	218,182	—	—	—	532	—	—	—	—	—	532
Foreign currency translation gain, net of income tax benefit of $0.2 million	—	—	—	—	—	—	(1,141)	—	—	(462)	(1,603)
Balance at March 31, 2024	127,387,538	$1	51,499,195	—	$617,793	$(200,076)	$3,241	694,423	$(7,885)	$118,662	$531,736

	Class A Common Stock		Class B-1 Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock		Non-Controlling interest	Total stockholders’ equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at September 30, 2023	118,903,435	1	58,586,695	—	581,104	(174,164)	3,202	689,974	(7,797)	153,984	556,330
Net Loss		—	—	—	—	(25,912)	—	—	—	(12,520)	(38,432)
Stock-based compensation expense	375,663	—	—	—	12,246	—	—	—	—	—	12,246
Effect of AES redemption of Class B-1 common stock for Class A common stock	7,087,500	—	(7,087,500)	—	21,428	—	—	—	—	(21,428)	—
Class A common stock withheld related to settlement of employee taxes for stock-based compensation awards	(4,449)	—	—	—	—	—	—	4,449	(88)	—	(88)
Effect of remeasurement of non-controlling interest due to other share transactions	354,134	—	—	—	1,367	—	—	—	—	(1,367)	—
Proceeds from exercise of stock options	671,255	—	—	—	1,648	—	—	—	—	—	1,648
Foreign currency translation loss, net of income tax expense of $0.1 million	—	—	—	—	—	—	39			(7)	32
Balance at March 31, 2024	127,387,538	$1	51,499,195	—	$617,793	$(200,076)	$3,241	694,423	$(7,885)	$118,662	$531,736

	Class A Common Stock		Class B-1 Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Non-Controlling interest	Total stockholders’ equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at December 31, 2022	116,072,991	1	58,586,695	—	554,924	(129,186)	410	572,251	(5,301)	178,169	599,017
Net Loss	—	—	—	—	—	(24,855)	—	—	—	(12,542)	(37,397)
Stock-based compensation expense	127,576	—	—	—	7,286	—	—	—	—	—	7,286
Effect of remeasurement of non-controlling interest due to other share transactions	—	—	—	—	454	—	—	—	—	(454)	—
Proceeds from exercise of stock options	285,893	—	—	—	558	—	—	—	—	—	558
Foreign currency translation loss, net of income tax expense of $0.1 million	—	—	—	—	—	—	(975)	—	—	(494)	(1,469)
Balance at March 31, 2023	116,486,460	$1	58,586,695	—	$563,222	$(154,041)	$(565)	572,251	$(5,301)	$164,679	$567,995

	Class A Common Stock		Class B-1 Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Non-Controlling interest	Total stockholders’ equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at September 30, 2022	114,873,121	1	58,586,695	—	542,602	(104,544)	2,784	550,904	(5,013)	193,378	629,208
Net Loss	—	—	—	—	—	(49,497)	—	—	—	(25,093)	(74,590)
Stock-based compensation expense	308,260	—	—	—	15,763	—	—	—	—	—	15,763
Class A common stock withheld related to settlement of employee taxes for stock-based compensation awards	(21,347)	—	—	—	—	—	—	21,347	(288)	—	(288)
Effect of remeasurement of non-controlling interest due to other share transactions	—	—	—	—	1,901	—	—	—	—	(1,901)	—
Proceeds from exercise of stock options	1,326,426	—	—	—	2,956	—	—	—	—	—	2,956
Foreign currency translation loss, net of income tax expense of $0.4 million	—	—	—	—	—	—	(3,349)	—	—	(1,705)	(5,054)
Balance at March 31, 2023	116,486,460	$1	58,586,695	—	$563,222	$(154,041)	$(565)	572,251	$(5,301)	$164,679	$567,995
The accompanying notes are an integral part of these condensed consolidated statements

FLUENCE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(U.S. Dollars in Thousands)

	Six Months Ended March 31,
	2024	2023
Operating activities
Net loss	$(38,432)	$(74,590)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,971	5,093
Amortization of debt issuance costs	1,037	457
Inventory provision (benefit)	13,970	(422)
Stock-based compensation expense	12,266	15,763
Deferred income taxes	295	(1,276)
Changes in operating assets and liabilities:
Trade receivables, net	9,753	(244,433)
Unbilled receivables	59,869	(8,756)
Receivables from related parties	1,941	23,683
Advances to suppliers	(36,504)	(3,793)
Inventory	(96,382)	(103,464)
Other current assets	(47,890)	3,148
Other non-current assets	14,337	(292)
Accounts payable	181,142	93,447
Deferred revenue and payables with related parties	(57,469)	(112,586)
Deferred revenue	114,568	300,007
Current accruals and provisions	(12,861)	(77,681)
Taxes payable	(9,646)	3,702
Other current liabilities	1,643	10,511
Other non-current liabilities	(27,360)	8,071
Net cash provided by (used in) operating activities	90,248	(163,411)
Investing activities
Proceeds from maturities of short-term investments	—	41,603
Payments for purchase of investment in joint venture	—	(5,013)
Capital expenditures on software	(5,018)	—
Purchase of property and equipment	(2,473)	(1,087)
Net cash (used in) provided by investing activities	(7,491)	35,503
Financing activities
Class A common stock withheld related to settlement of employee taxes for stock-based compensation awards	(88)	(288)
Debt Issuance Costs	(4,299)	—
Payments for acquisitions	(3,892)	—
Proceeds from exercise of stock options	1,648	2,956
Proceeds from borrowing against note receivable - pledged as collateral	—	21,142
Net cash (used in) provided by financing activities	(6,631)	23,810
Effect of exchange rate changes on cash and cash equivalents	2,625	(13,042)
Net increase (decrease) in cash, cash equivalents, and restricted cash	78,751	(117,140)
Cash, cash equivalents, and restricted cash as of the beginning of the period	462,731	429,721
Cash, cash equivalents, and restricted cash as of the end of the period	$541,482	$312,581
Supplemental Cash Flows Information
Interest paid	$1,098	$511
Cash paid for income taxes	$1,309	$585
The accompanying notes are an integral part of these condensed consolidated statements

FLUENCE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.    Organization and Operations
Fluence Energy, Inc., a Delaware corporation (the “Company”), was formed on June 21, 2021. We conduct our business operations through Fluence Energy, LLC, and its direct and indirect subsidiaries. Fluence Energy, LLC was formed on June 30, 2017 as a joint venture between Siemens Industry, Inc. (“Siemens Industry”), an indirect subsidiary of Siemens AG (“Siemens”), and AES Grid Stability, LLC (“AES Grid Stability”), an indirect subsidiary of The AES Corporation (“AES”), and commenced operations on January 1, 2018. We refer to Siemens Industry and AES Grid Stability as the “Founders” in this Quarterly Report on Form 10-Q for the period ended March 31, 2024 (this “Report”).
Upon the completion of our initial public offering (“IPO”) on November 1, 2021, Fluence Energy, Inc. became a holding company whose sole material assets are the limited liability company interests (the “LLC Interests”) in Fluence Energy, LLC. All of our business is conducted through Fluence Energy, LLC, together with its subsidiaries, and the financial results of Fluence Energy, LLC are consolidated in our financial statements. Fluence Energy, LLC is taxed as a partnership for federal income tax purposes and, as a result, its members, including Fluence Energy, Inc., pay income taxes with respect to their allocable shares of its net taxable income. As of March 31, 2024, Fluence Energy, LLC had subsidiaries operating in Germany, Australia, Philippines, Chile, the Netherlands, the United States, India, Singapore, United Kingdom, Canada, Taiwan, Ireland, and Switzerland. Except where the context clearly indicates otherwise, “Fluence,” “we,” “us,” “our” or the “Company” refers to Fluence Energy, Inc. and all of its direct and indirect subsidiaries, including Fluence Energy, LLC. When used in a historical context that is prior to the completion of the IPO, “we,” “us,” “our” or “the Company” refers to Fluence Energy, LLC and its subsidiaries.
The Company’s fiscal year begins on October 1 and ends on September 30. References to “fiscal year 2023” and “fiscal year 2024” refer to the twelve months ended September 30, 2023 and September 30, 2024, respectively.
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
Secondary Offering and AES Redemption
On December 8, 2023, AES Grid Stability, Siemens Pension-Trust e.V. (“Siemens Pension Trust”), and Qatar Holding LLC (“QHL” and together with AES Grid Stability and Siemens Pension Trust in such context, the “Selling Stockholders”) closed an underwritten public offering (the “Offering”) of 18,000,000 shares of Class A common stock of the Company by the Selling Stockholders. The Company did not sell any of its shares of Class A common stock in the Offering and the Company did not receive any proceeds from the Offering. Pursuant to the terms of the Company’s Registration Rights Agreement, dated as of November 1, 2021, by and among the Company and the Original Equity Owners (as defined therein), the Company paid $0.7 million in certain expenses of the Selling Stockholders related to the Offering, while the Selling Stockholders paid all applicable underwriting discounts and commissions.

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
The AES Redemption increased the beneficial ownership interest of the Company in Fluence Energy, LLC to 71.12% as of December 8, 2023. The impact of the change in ownership interest did not result in a change in control. The AES Redemption has been accounted for as an equity transaction and the carrying amount of the non-controlling interest has been adjusted. Refer to “condensed consolidated statements of changes in stockholders’ equity” included herein for more information on the impacts of the redemption to stockholder’s equity.
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
Non-Controlling Interest
As the sole managing member of Fluence Energy, LLC, Fluence Energy, Inc. operates and controls all the business and affairs of Fluence Energy, LLC and, through Fluence Energy, LLC and its direct and indirect subsidiaries, conducts the Company’s business. Fluence Energy, LLC is a variable interest entity, of which Fluence Energy, Inc. beneficially owns a 71.21% interest as of March 31, 2024. For accounting purposes, Fluence Energy, Inc. is considered the primary beneficiary and therefore consolidates the results of Fluence Energy, LLC and its direct and indirect subsidiaries. The table below summarizes the ownership structure at the end of each respective period:

	March 31, 2024	September 30, 2023
Controlling Interest Ownership	71.21%	66.99%
Non-Controlling Interest Ownership (AES)	28.79%	33.01%
Unaudited Interim Financial Information
The accompanying condensed consolidated financial statements as of March 31, 2024, and for the three and six months ended March 31, 2024 and 2023 are unaudited. These financial statements should be read in conjunction with the Company’s audited financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2023 filed with the SEC on November 29, 2023 (the “2023 Annual Report”). In our opinion, such unaudited financial statements reflect all adjustments, including normal recurring items, that are necessary for the fair statement of the Company’s financial position as of March 31, 2024, the results of its operations for the three and six months ended March 31, 2024 and 2023, and its cash flows for the six months ended March 31, 2024 and 2023. The financial data and other information disclosed in these notes related to the three and six months ended March 31, 2024 and 2023 are also unaudited. The results for the three and six months ended March 31, 2024 and 2023 are not necessarily indicative of results for the full year ending September 30, 2024 and 2023, any other interim periods, or any future year or period. The balance sheet as of September 30, 2023 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted in the interim financial statements.
For a complete description of our significant accounting policies, refer to “Note 2 - Summary of Significant Accounting Policies and Estimates” in the audited consolidated financial statements included in our 2023 Annual Report.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. Items subject to such estimates and assumptions include: the relative fair value allocations to contingencies with multiple elements, the carrying amount and estimated useful lives of long-lived assets; impairment of goodwill, intangible assets, and long-lived assets; valuation allowances for inventories; deferred tax assets; revenue recognized under the percentage-of-completion method; accrued bonuses; and various project-related provisions including, but not limited to, estimated losses, warranty obligations, and liquidated damages.
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

in thousands	March 31, 2024	September 30, 2023
Cash and cash equivalents	$411,798	$345,896
Restricted cash	106,605	106,835
Restricted cash included in “Other non-current assets”	23,079	10,000
Total cash, cash equivalents and restricted cash	$541,482	$462,731
Restricted cash at the end of each respective period consisted of the following:

in thousands	March 31, 2024	September 30, 2023
Collateral for credit card program	$2,808	$2,644
Collateral for outstanding bank guarantees	94,293	102,586
Collateral for surety program	9,396	—
Term deposits	108	1,605
Collateral for surety program included in “Other non-current assets”	23,079	10,000
Total restricted cash	$129,684	$116,835
Revenue and Cost Recognition
The Company’s revenue recognition policy included herein is based on the application of Accounting Standards Codification - Revenue from Contracts with Customers (ASC 606). As of March 31, 2024, the Company’s revenue was generated primarily from the sale of energy storage products and solutions, providing operational services, and the sale of digital applications and solutions.
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
Revenue for these performance obligations is recognized using the percentage of completion method based on cost incurred as a percentage of total estimated contract costs. Standard inventory materials (including batteries, enclosures, chillers, and others, which are assembled into “cubes”) that could be used interchangeably on other projects are included in our measure of progress when they are integrated into, or restricted to, the production of the customer’s project. Due to the significance of the costs associated with cubes, our judgment on when such costs should be included in the measure of progress has a material impact on revenue recognition. Contract costs include all direct material and labor costs related to contract performance. Pre-contract costs with no future benefit are expensed in the period in which they are incurred. Since the revenue recognition of these contracts depends on estimates, which are assessed continually during the term of the contract, recognized revenues and profit are subject to revisions as the contract progresses to completion. The cumulative effects of revisions of estimated total contract costs and revenues, together with any contract reserves which may be deemed appropriate, are recorded in the period in which they occur. Due to the uncertainties inherent in the estimation process, it is reasonably possible that these estimates will be revised in a future period. When a loss is forecasted for a contract, the full amount of the anticipated loss is recognized in the period in which it is determined that a loss will occur. Refer to “Loss Contracts” below for further discussion.
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
Revenue from Services: The Company also enters into long-term service agreements with customers to provide operational services related to battery-based energy storage products and solutions. The services include maintenance, monitoring, and other minor services. The Company accounts for the services as a single performance obligation as the services are substantially the same and have the same pattern of transfer to customers. We typically recognize revenue overtime using a straight-line recognition method for these types of services. The Company believes using a time-based method to measure progress is appropriate as the performance obligations are satisfied evenly over time. Revenue is recognized by dividing the total transaction price over the service period.

Some of these agreements also provide a commitment to perform certain augmentation activities which could require us to install additional batteries, and other components as needed, to compensate for partially lost capacity due to degradation of batteries over time. The obligation to perform augmentation activities can take the form of either maintaining battery capacity above a given threshold for a stated term while other contracts provide a fixed number of augmentations over a contract term. Augmentation arrangements that require us to maintain battery capacity above established thresholds for a given term may be considered service-type warranties depending on the respective contract terms. These represent a stand-ready obligation in which the customer benefits evenly overtime, for which we recognize revenue for these arrangements using a straight-line recognition method. Alternatively, augmentation arrangements that require us to perform a fixed number of augmentations over a contract term follow the percentage of completion revenue recognition method. Since these arrangements require a fixed number of augmentations we must perform, we use the pattern of cost as a proxy to identify when our obligations are satisfied and to recognize revenue.
Revenue from Digital Applications and Solutions: The Company provides access to proprietary cloud-based Software-as-a-Service (“SaaS”) offerings through several market facing applications. These applications currently include Fluence Mosaic and Fluence Nispera. Fluence Mosaic is an intelligent bidding software for utility-scale storage and renewable assets, helping to enable customers to optimize asset trading in wholesale electricity markets. Fluence Mosaic is currently available in the NEM (Australia), CAISO (California), and ERCOT (Texas) markets. Fluence Nispera is an asset performance management (APM) software that helps customers monitor, analyze, forecast, and optimize the performance of their renewable energy assets. Fluence Nispera is an AI-driven utility-scale asset performance management platform that supports portfolios of energy storage, solar, and wind assets. Customers do not receive legal title or ownership of the applications as a result of these arrangements. The use of the Fluence Digital software applications is separately identifiable from other promises that the Company offers to its customers. As such, Fluence Digital applications are accounted for as separate performance obligations when combined with other Fluence products, solutions, and services. We consider access to the platform and related support services in a customer contract to be a series of distinct services which comprise a single performance obligation because they are substantially the same and have the same pattern of transfer. We recognize revenue over time using a straight-line recognition method.
Cost of Goods and Services: Cost of goods and services consists primarily of product costs, including purchased materials and supplies, as well as costs related to shipping, customer support, product warranty, and personnel. Personnel costs in cost of goods and services includes both direct labor costs as well as costs attributable to any individuals whose activities relate to the transformation of raw materials or component parts into finished goods or the transportation of materials to the customer. Cost of goods and services are recognized when services are performed or control of goods are transferred to the customers, which is generally based upon International Commercial Terms (commonly referred to as ‘‘incoterms’’) stated in corresponding supply agreements or purchase orders. Standard inventory materials that could be used interchangeably on other projects are included in cost of goods sold when they are integrated into, or restricted to, the production of a customer’s project.
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
Inventory, Net
Inventory consists of cubes, batteries and equipment, enclosures, inverters, and spare parts which are used in ongoing battery storage projects for sale. Inventory is stated at the lower of cost or net realizable value with cost being determined by the specific identification method. Costs include cost of purchase, costs of conversion, and other costs incurred in bringing the inventories to their present location and condition. The Company periodically reviews its inventory for potential obsolescence and write down of its inventory, as appropriate, to net realizable value based on its assessment of usefulness and marketability conditions.
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
During the six months ended March 31, 2024 and March 31, 2023, the Company capitalized $4.0 million and $0.0 million, respectively, of internal-use software.

Internal-use software development costs associated with hosting arrangements are capitalized during the application development stage. These are generally cloud-computing arrangements that are service contracts. The capitalized costs are reflected in “Other non-current assets” on the consolidated balance sheets and are amortized to “General and administrative” once ready for intended use over the estimated useful life of the hosted software. The useful life of our internal-use software development costs associated with hosting arrangements is generally the period the Company expects to benefit from its right to access the hosted software plus consideration for any renewal or cancellation periods.
During the six months ended March 31, 2024 and March 31, 2023, the Company capitalized $13.0 million and $0.0 million, respectively, of development costs related to hosting arrangements.
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
During the six months ended March 31, 2024 and March 31, 2023, the Company capitalized $1.0 million and $0.0 million, respectively, of external-use software to be sold.
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
The Company’s cash equivalents include term deposits with original maturity of less than 90 days and are recorded at amortized cost. Fair value of cash equivalents approximates the carrying amount. The carrying amounts of trade receivables, accounts payable and short-term debt obligations such as current portion of borrowings against note receivable - pledged as collateral, approximate fair values due to their short maturities.

Loss per Share
As of March 31, 2024, the Company’s amended and restated certificate of incorporation authorizes three classes of common stock: Class A, Class B-1, and Class B-2. Loss per share is calculated and reported under the “two-class” method. The “two-class” method is an earnings allocation method under which loss per share is calculated for each class of common stock considering both distributions declared or accumulated and participation rights in undistributed losses as if all such loss had been distributed during the period.
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
The following table presents the potentially dilutive securities that were excluded from the computation of diluted loss per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Class B-1 common stock	51,499,195	58,586,695	51,499,195	58,586,695
Outstanding pre-IPO options issued pursuant to the 2020 Unit Option Plan	4,607,929	7,377,287	4,607,929	7,377,287
Outstanding pre-IPO phantom units	256,935	513,865	256,935	513,865
Outstanding restricted stock units (“RSUs”)	2,111,603	2,041,431	2,111,603	2,041,431
Outstanding performance share units (“PSUs”)	381,226	—	381,226	—
Outstanding non-qualified stock options (“NQSOs”)	165,521	—	165,521	—
Outstanding restricted stock (“Nispera equity”)	354,134	531,202	354,134	531,202
Basic and diluted net loss per share of Class A common stock for the three and six months ended March 31, 2024 and 2023, respectively, have been computed as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
In thousands, except share and per share amounts	2024	2023	2024	2023
Net loss	$(12,876)	$(37,397)	$(38,432)	$(74,590)
Less: Net loss attributable to the non-controlling interest	(3,707)	(12,542)	(12,520)	(25,093)
Net loss attributable to Fluence Energy, Inc.	$(9,169)	$(24,855)	$(25,912)	$(49,497)

Weighted average number of Class A common stock - basic and diluted	126,843,301	116,266,838	123,962,636	115,825,339
Loss per share of Class A common stock - basic and diluted	$(0.07)	$(0.21)	$(0.21)	$(0.43)

Recent Accounting Standards Adopted
The following table presents accounting standards adopted during the six months ended March 31, 2024.

Standard	Description	Period of Adoption	Effect on the financial statements and other significant matters
Accounting Standards Update (“ASU”) No. 2022-04: Liabilities-Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations	ASU 2022-04 requires entities to disclose the key terms of supplier finance programs they use in connection with the purchase of goods and services, along with the amount of obligations outstanding at the end of each period and an annual roll forward of such obligations. This standard does not affect the recognition, measurement, or financial statement presentation of supplier finance program obligations.	As of the three months ended December 31, 2023.	The Company presented the key terms of its supply chain financing programs along with a roll forward of activity in “Footnote 16 - Supply Chain Financing.” There was no impact as a result of the adoption on financial statement presentation or results of operations for any period presented.

Recent Accounting Standards Not Yet Adopted

The following table presents accounting standards not yet adopted:

Standard	Description	Required date of adoption	Effect on the financial statements and other significant matters
ASU No. 2023-07: Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	ASU 2023-07 requires disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. The update requires other specified segment items and amounts, such as depreciation, amortization, and depletion expense, to be disclosed under certain circumstances. The amendments in this update do not change or remove those disclosure requirements. The amendments in this update also do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments.	ASU 2023-07 is effective for the Company’s annual report for fiscal year ending September 30, 2025.	The Company is evaluating the impact that this guidance will have on its disclosures. The Company only has one reportable segment.
ASU No. 2023-09: Income Taxes (Topic 740): Improvements to Income Tax Disclosures	ASU 2023-09 adopts certain amendments to improve the effectiveness of income tax disclosures, including jurisdictional information, by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation, and (2) income taxes paid, disaggregated by jurisdiction.	ASU 2023-09 is effective for the Company’s annual report for fiscal year ending September 30, 2026.	The Company is evaluating the impact this guidance will have on income tax disclosures.
SEC Final Rule Release Nos. 33-11275; 34-99678: The Enhancement and Standardization of Climate-Related Disclosures for Investors	SEC Final Rule Release Nos. 33-11275; 34-99678 requires registrants to provide certain climate-related information in their registration statements and annual reports, including climate-related risks that have materially impacted, or are reasonably likely to have a material impact on, its business strategy, results of operations, or financial condition. In addition, certain disclosures related to severe weather events and other natural conditions will be required in registrants’ annual reports.	SEC Final Rule Release Nos. 33-11275; 34-99678 is effective for the Company’s annual report for fiscal year ending September 30, 2026.	The Company is evaluating the impact this guidance will have on climate-related disclosures.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation. Interest income of $3.2 million and $4.7 million for the three and six months ended March 31, 2023, respectively, was reclassified from other expense (income), net to interest income, net on the condensed consolidated statement of operations and comprehensive loss. The reclassification had no impact on loss before income taxes or net loss for any period presented. Provision on loss contracts, net of $2.0 million for the six months ended March 31, 2023, was reclassified to current accruals and provisions on the condensed consolidated statement of cash flows. The reclassification had no impact on cash provided by (used in) operations for the period presented.

3.    Revenue from Contracts with Customers
Revenue is primarily derived from sales of our energy storage products and solutions. The following table presents the Company’s revenue disaggregated by product or service type:

In thousands	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Revenue from energy storage products and solutions	$613,736	$693,937	$970,678	$1,000,175
Revenue from services	8,066	3,090	13,812	6,531
Revenue from digital applications and solutions	1,339	1,159	2,607	1,940
Total	$623,141	$698,186	$987,097	$1,008,646
The following table presents the Company’s revenue disaggregated by geographical region. Revenues are attributed to regions based on location of customers:

In thousands	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Americas (North, Central and South America)	$533,774	$557,197	$792,991	$733,668
APAC (Asia Pacific)	58,208	73,637	140,079	93,197
EMEA (Europe, Middle-East, and Africa)	31,159	67,352	54,027	181,781
Total	$623,141	$698,186	$987,097	$1,008,646
Customer Concentration
For the six months ended March 31, 2024, the Company’s top two customers, in the aggregate, accounted for approximately 72% of total revenue.
For the six months ended March 31, 2023, the Company’s top three customers, in the aggregate, accounted for approximately 58% of total revenue.
Deferred Revenue
Deferred revenue from related parties is included in deferred revenue and payables with related parties on the Company’s condensed consolidated balance sheets. The following table provides information about deferred revenue from contracts with customers:

In thousands	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Deferred revenue, beginning of period	$382,832	$469,098	$273,164	$273,073
Additions	138,571	261,903	265,239	549,743
Revenue recognized related to amounts that were included in beginning balance of deferred revenue	(122,764)	(146,576)	(139,764)	(238,391)
Deferred revenue, end of period	$398,639	$584,425	$398,639	$584,425

In thousands	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Deferred revenue from related parties, beginning of period	$258,232	$350,895	$110,274	$300,697
Additions	21,156	51,860	29,602	140,390
Revenue recognized related to amounts that were included in beginning balance of deferred revenue	(232,694)	(215,798)	(93,182)	(254,130)
Deferred revenue from related parties, end of period	$46,694	$186,957	$46,694	$186,957
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
As of March 31, 2024, the Company had $3.7 billion of remaining performance obligations related to contractual commitments, of which, we expect to recognize in revenue approximately 60% in the next 12 months, with the remainder recognized in revenue in periods thereafter.
Variable Consideration
As of March 31, 2024 and September 30, 2023, transaction prices have been reduced to reflect variable consideration of $81.8 million and $84.1 million, respectively. Variable consideration primarily relates to the Company’s customers’ rights to liquidated damages in the event a specified milestone has not been met or equipment is not delivered to contract specifications. Variable consideration is estimated using the expected-value method which computes a weighted average amount based on a range of potential outcomes. In contracts in which a significant reversal may occur, we constrain the amount of revenue recognized based on our estimations using the expected-value method.

4.    Inventory, Net
Inventory consisted of the following:

In thousands	March 31, 2024			September 30, 2023
	Cost	Provision	Net	Cost	Provision	Net
Cubes, batteries, and other equipment	$318,374	$(13,971)	$304,403	$221,711	$(105)	$221,606
Spare parts	4,932	(276)	4,656	3,469	(172)	3,297
Total	$323,306	$(14,247)	$309,059	$225,180	$(277)	$224,903

5.    Other Current Assets
Other current assets consisted of the following amounts:

In thousands	March 31, 2024	September 30, 2023
Taxes recoverable	$17,910	$16,411
Advance payments	1,007	1,102
Prepaid expenses	9,973	3,470
Prepaid insurance	7,712	674
Derivative assets (a)	3,295	2,310
Other	5,970	7,107
Total	$45,867	$31,074
(a) Derivative assets primarily represent forward contracts which are used predominantly to mitigate foreign exchange rate exposure on costs incurred on customer projects. Gains and losses on forward contracts are recorded to cost of goods and services.
6.    Intangible Assets, Net
Intangible assets are stated at amortized cost and consisted of the following:

In thousands	March 31, 2024			September 30, 2023
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Patents and licenses	$28,674	$(11,969)	$16,705	$28,673	$(11,002)	$17,671
Developed technology	29,663	(6,485)	23,178	29,430	(5,218)	24,212
Customer relationship	4,334	(1,611)	2,723	4,277	(1,233)	3,044
Trade names/Trademarks	5,276	(3,655)	1,621	5,265	(3,337)	1,928
Capitalized internal-use software	10,478	(1,515)	8,963	6,458	(762)	5,696
Capitalized software to be sold	4,295	(313)	3,982	3,266	(65)	3,201
Total	$82,720	$(25,548)	$57,172	$77,369	$(21,617)	$55,752
Intangible assets are amortized over their estimated useful lives on a straight-line basis. Total amortization expense for the three months ended March 31, 2024 and 2023 was $1.7 million and $1.4 million, respectively. The amortization expense for the three months ended March 31, 2024 included $0.6 million for capitalized software. No capitalized software amortization expense was recorded for the three months ended March 31, 2023. Total amortization expense for the six months ended March 31, 2024 and 2023 was $3.9 million and $2.9 million, respectively. The amortization expense for the six months ended March 31, 2024 included $1.0 million for capitalized software. No capitalized software amortization expense was recorded for the six months ended March 31, 2023.

7.    Goodwill
No impairment was recognized for the six months ended March 31, 2024 or 2023. The following table presents the goodwill activity for the six months ended March 31, 2024 and 2023:

In thousands	March 31,
	2024	2023
Goodwill, Beginning of the period	$26,020	$24,851
Foreign currency adjustment	246	1,093
Goodwill, End of the period	$26,266	$25,944
8.Leases
The Company’s right-of-use assets and lease liabilities primarily relate to offices and warehouses. The Company’s leases generally have remaining lease terms of one year to three years. The Company's leases are all classified as operating leases. Certain of the Company’s leases contain renewal, extension, or termination options. The Company assesses each option on an individual basis and will only include options reasonably certain of exercise in the lease term. The Company generally considers the base term to be the term provided in the contract. None of the Company’s lease agreements contain material options to purchase the leased property, material residual value guarantees, or material restrictions or covenants.
The amounts of assets and liabilities and other information for our operating leases are as follows:

In thousands	Balance Sheet Caption	March 31, 2024	September 30, 2023
Assets:
Right of use asset - operating leases	Other non-current assets	$5,162	$2,857

Liabilities:
Current portion of operating lease liabilities	Other current liabilities	$2,785	$1,569
Operating lease liabilities, net of current portion	Other non-current liabilities	2,512	1,334
9.    Current Accruals and Provisions
Accruals mainly represent milestones not yet invoiced for inventory such as, but not limited to, batteries, cubes, and inverters. According to master supply agreements between the Company and suppliers of our inventory, vendor invoices are issued according to contracted billing schedules with certain milestones invoiced after delivery, upon full installation and commissioning of the equipment at substantial completion and final completion project stages. Current accruals and provisions consisted of the following:

In thousands	March 31, 2024	September 30, 2023
Accruals	$133,251	$148,906
Provisions for expected project losses	12,988	12,072
Current portion of warranty accrual	13,374	11,245
Total	$159,613	$172,223

10.    Debt
Revolving Credit Facility
On November 1, 2021, the Company entered into a credit agreement for a revolving credit facility (the “Revolver”), by and among Fluence Energy, LLC, as borrower, Fluence Energy, Inc., as parent guarantor, the subsidiary guarantors party thereto, the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent and collateral agent (as amended, the “Revolving Credit Agreement”). The Revolver was secured by a (i) first priority pledge of the equity securities of Fluence Energy, LLC and its subsidiaries and (ii) first priority security interests in, and mortgages on, substantially all tangible and intangible personal property and material fee-owned real property of Fluence Energy, LLC, the parent guarantor and each subsidiary guarantor party thereto, in each case, subject to customary exceptions and limitations. The aggregate amount of commitments was $200.0 million. The Revolving Credit Agreement was terminated effective November 22, 2023, in conjunction with the entry into the ABL Credit Agreement (as further described below).
The Revolving Credit Agreement provided that borrowings under the Revolver bore interest at (i) with respect to loans comprising a Term Benchmark Borrowing (as defined in the Revolving Credit Agreement), the Adjusted Term SOFR Rate, the Adjusted EURIBOR Rate, or the AUD Rate (each as defined in the Revolving Credit Agreement), as applicable, plus 3.0%, (ii) with respect to loans comprising an ABR Borrowing (as defined in the Revolving Credit Agreement), the Alternate Base Rate (as defined in the Revolving Credit Agreement) plus 2.0%, or (iii) with respect to each RFR Loan (as defined in the Revolving Credit Agreement), the applicable Daily Simple RFR (as defined in the Revolving Credit Agreement) plus 3.1193%, in each instance subject to customary benchmark replacement provisions. Fluence Energy, LLC was required to pay to the lenders a commitment fee of 0.55% per annum on the average daily unused portion of the revolving commitments through maturity. The Revolver also provided for up to $200.0 million in letter of credit issuances, which required customary issuance and administration fees, as well as a fronting fee payable to each issuer thereof and a letter of credit participation fee of 2.75% per annum payable to the lenders.
The Revolving Credit Agreement contained covenants that, among other things, restricted our ability to incur additional indebtedness; incur liens; sell, transfer, or dispose of property and assets; make investments or acquisitions; make dividends, distributions, or other restricted payments; and engage in affiliate transactions. Under the terms of the Revolving Credit Agreement, Fluence Energy, LLC and its subsidiaries were limited in their ability to pay cash dividends to, lend to, or make other investments in Fluence Energy, Inc., subject to certain exceptions. In addition, we were required to maintain (i) minimum liquidity and gross revenue requirements, in each case, until consolidated EBITDA reached $150.0 million for the most recent four consecutive fiscal quarters and we made an election, and (ii) thereafter, a maximum total leverage ratio and a minimum interest coverage ratio. Such covenants were tested on a quarterly basis.
Asset-Based Lending Facility
On November 22, 2023, the Company entered into an asset-based syndicated credit agreement (the “ABL Credit Agreement”) by and among Fluence Energy, LLC, as parent borrower, Fluence Energy, Inc., as parent, the other borrowers party thereto, the other guarantors party thereto, the lenders party thereto (the “ABL Lenders”), and Barclays Bank PLC (“Barclays”), as administrative agent, which was amended by the Master Assignment and Assumption and Issuing Bank Joinder, effective December 15, 2023, Amendment No. 1, dated April 8, 2024 (“Amendment No. 1”), and Amendment No. 2, dated May 8, 2024 (“Amendment No. 2”), which provides for revolving commitments in an aggregate principal amount of $400.0 million (the "ABL Facility"). The ABL Facility is secured by (i) a first priority pledge of Fluence Energy, Inc.’s equity interests in Fluence Energy, LLC and (ii) first priority security interests in, and mortgages on, substantially all tangible and intangible personal property and material fee-owned real property of Fluence Energy, Inc., Fluence Energy, LLC and Fluence Energy Global Production Operation, LLC, in each case, subject to customary exceptions and limitations. Borrowings under the ABL Facility will mature, and lending commitments thereunder will terminate, on November 22, 2027.
As of March 31, 2024, borrowing availability under the ABL Facility was determined by a borrowing base calculation that was based on specified percentages of U.S. eligible inventory, net orderly liquidation value of most recent inventory appraisal, and U.S. eligible in-transit inventory, less the aggregate amount of any reserves. Pursuant to the terms of Amendment No. 2, borrowing base calculation under the ABL Facility was expanded to also include borrowing base qualified cash, which is defined as the lesser of (a) the aggregate amount of cash (other than restricted cash) of the borrowers that is held in a specific borrowing base qualified cash account as of the applicable date of determination and (b) $100.0 million. After the deposit of any funds into the borrowing base qualified cash account, such funds are required to remain in the borrowing base qualified cash account subject to the satisfaction of certain conditions. The Company is obligated to provide a borrowing base certificate to lenders twenty days following the end of each calendar month, except during a reporting trigger period where it will provide such certificates on a weekly basis.

Pursuant to Amendment No. 1, the ABL Credit Agreement was amended to provide that during the period from March 29, 2024 through and including May 10, 2024, to the extent that no event of default was outstanding under the ABL Credit Agreement and there was no aggregate revolving credit exposure by the ABL Lenders thereunder, then in the event of a full cash dominion period, Barclays was not required to initiate daily cash sweeps of the Company’s controlled accounts. During the full cash dominion period existing between March 29, 2024 and May 8, 2024, Barclays did not initiate any daily cash sweeps of the Company’s controlled accounts. After giving effect to Amendment No. 2, unless a Covenant Relief Period (as defined below) has occurred and is continuing, the ABL Credit Agreement provides for a full cash dominion period (a) if an event of default is occurring or (b) beginning on the date on which Excess Availability (as defined below) is less than the greater of (i) 12.5% of the Line Cap and (ii) if the borrowing base then in effect is (A) less than $200.0 million, $25.0 million and (B) greater than or equal to $200.0 million, $50.0 million. Upon entering into Amendment No. 2, the Company is no longer in a full cash dominion period as a Covenant Relief Period is currently in effect. Excess Availability is defined under the ABL Facility as an amount equal to (a) the lesser of (i) the total commitments of all ABL Lenders and (ii) the borrowing base, minus (b) total revolving extensions of credit then outstanding. Line Cap is defined under the ABL Facility as the lesser of the total commitments of the ABL Lenders and the borrowing base. Covenant Relief Period is defined under the ABL Facility as a period during which (a) no default or event of default has occurred and continuing and (b) either of the following shall exist: (i) the aggregate revolving credit exposure of the ABL Lenders is not greater than $0 or (ii) each of (A) the amount of aggregate borrowings under the ABL Facility is not greater than $0; (ii) the non-cash collateralized LC exposure (as defined under the ABL Credit Agreement) is not greater than $15.0 million, and (C) the borrowing base exceeds the sum of all lenders’ letter of credit exposure.
In addition, Amendment No. 1 amended the ABL Credit Agreement to provide that during the period from March 29, 2024 through and including May 10, 2024, to the extent that there was no aggregate revolving credit exposure by the ABL Lenders thereunder, then the amount of required Excess Availability was zero. After giving effect to Amendment No. 2, the Company agreed that it will not, and its subsidiaries will not, permit Total Liquidity (as defined in the ABL Credit Agreement) at any time to be less than the greater of (i) 20% of the Line Cap then in effect and (ii) (A) if the borrowing base then in effect is less than $200.0 million, $50.0 million and (B) if the borrowing base then in effect is greater than or equal to $200.0 million, $64.0 million. In addition, unless a Covenant Relief Period is then in effect, the Company agreed that it will not, and its subsidiaries will not, permit Excess Availability at any time to be less than the greater of (i) $15.0 million and (ii) 10% of the Line Cap then in effect.
The ABL Credit Agreement sets forth that (i) loans comprising each ABR Borrowing (as defined in the ABL Credit Agreement) shall bear interest at the Alternate Base Rate (as defined in the ABL Credit Agreement) plus an additional margin ranging from 1.00% to 1.50%, (ii) loans comprising each Canadian Prime Loan Borrowing (as defined in the ABL Credit Agreement) shall bear interest at the Canadian Prime Rate (as defined in the ABL Credit Agreement) plus an additional margin ranging from 1.00% to 1.50%, and (iii) the loans comprising each Term Benchmark Borrowing (as defined in the ABL Credit Agreement) shall bear interest at the Adjusted Term SOFR Rate, the Adjusted EURIBOR Rate or Adjusted Term CORRA (each as defined in the ABL Credit Agreement), as applicable, plus an additional margin ranging from 2.00% to 2.50%, in each instance subject to customary benchmark replacement provisions. Fluence Energy, LLC is required to pay to the ABL Lenders a commitment fee on the average daily unused portion of the commitments through maturity, which shall accrue at the rate of (a) until the last day of the first full calendar quarter following the closing of the ABL Facility, 0.450% per annum, and (b) thereafter, 0.450% per annum if average revolving loan utilization is less than or equal to 50% and 0.375% per annum if average revolving loan utilization is greater than 50%. The ABL Facility also provides for a letter of credit sublimit in the amount of $200.0 million, if certain conditions are met. Each letter of credit issuance will be conditioned upon, among other conditions, the payment of certain customary issuance and administration fees, as well as payment of a fronting fee to each issuer thereof and payment of a letter of credit participation fee payable to the ABL Lenders.

The ABL Credit Agreement contains customary covenants for this type of financing, including, but not limited to, covenants that restrict our ability to incur indebtedness; incur liens; sell, transfer, or dispose of property and assets; make investments or acquisitions; pay dividends, make distributions or other restricted payments; and engage in affiliate transactions. The ABL Credit Agreement limits our ability to make certain payments, including dividends and distributions on Fluence Energy, LLC’s equity, the Company’s equity and other restricted payments. Under the terms of the ABL Credit Agreement, Fluence Energy, LLC and its subsidiaries are currently limited in their ability to pay cash dividends to, lend to, or make other investments in Fluence Energy, Inc., subject to certain exceptions. In addition, if certain payment conditions under the ABL Credit Agreement are satisfied, including the satisfaction of a minimum excess availability requirement, then additional specified transactions may be made by the Company and its subsidiaries. Such covenants will be tested on a quarterly basis and upon certain restricted payments, the incurrence of indebtedness, certain dispositions, and other specified transactions. As of March 31, 2024, giving effect to the terms of Amendment No. 1, we were in compliance with all such applicable covenants or maintained availability above such covenant triggers. As of the date of this Report, giving effect to the terms of Amendment No. 2, we are in a Covenant Relief Period and to the extent applicable and required during a Covenant Relief Period, we are in compliance with any such applicable covenants or maintained availability above such applicable covenant triggers.
As of each of March 31, 2024 and the date of this Report, we had no borrowings under the ABL Facility and no letters of credit outstanding. Based on the borrowing base certificate in effect on each of March 31, 2024 and the date of this Report, we had $0.9 million of borrowing capacity and no borrowing capacity under the ABL Facility, respectively, in each case giving effect to the applicable terms of the ABL Credit Agreement then in effect.
Borrowings Against Note Receivable - Pledged as Collateral
In December 2022, the Company transferred $24.3 million in customer receivables to Standard Chartered Bank (“SCB”) in the Philippines for proceeds of $21.1 million. The receivables all related to our largest customer in that country. The underlying receivables transferred were previously aggregated into a long term note, with interest, and a maturity date of September 30, 2024. In April 2023, the Company aggregated into an additional long term note and transferred an additional $30.9 million in receivables with the same customer to SCB for proceeds of $27.0 million, upon substantially similar terms as the December 2022 transfer and has a maturity date of December 27, 2024. These transactions are treated as secured borrowings as the Company did not transfer the entire note receivables due from the customer to SCB. The Company continues to receive quarterly interest income from the customer, while SCB is responsible for collecting payments on the principal balances which represent the initial receivable balances from the customer. The Company has no other continuing involvement or exposure related to the underlying receivables. For the six months ended March 31, 2024, the Company recorded net interest income of $0.2 million, which represents the aggregate of $2.3 million in interest income and $2.1 million in interest expense recorded in “Interest income, net.”
11.    Income Taxes
The Company’s provision for income taxes is based on the estimated annual effective tax rate, plus discrete items.
Income tax benefit was $1.7 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively. The effective tax rate for the three months ended March 31, 2024 and 2023 was 11.5% and 0.3%, respectively. For the three months ended March 31, 2024, the Company’s effective tax rate differs from the U.S. statutory tax rate of 21% primarily due to valuation allowances. For the three months ended March 31, 2023, the Company’s effective tax rate differs from the U.S. statutory tax rate of 21% primarily due to flow-through losses attributable to the Founders, valuation allowances, and foreign exchange gains.
Income tax benefit was $2.9 million and $0.7 million for the six months ended March 31, 2024 and 2023, respectively. The effective tax rate for the six months ended March 31, 2024 and 2023 was 7.0% and 1.0%, respectively. For the six months ended March 31, 2024, the Company’s effective tax rate differs from the U.S. statutory tax rate of 21% primarily due to valuation allowances. For the six months ended March 31, 2023, the Company’s effective tax rate differs from the U.S. statutory tax rate of 21% primarily due to flow-through losses attributable to the Founders, valuation allowances, and foreign exchange gains.
As of each of March 31, 2024 and September 30, 2023, the Company does not believe it has any significant uncertain tax positions and therefore, has not recorded any unrecognized tax benefits.

The Company evaluates the realizability of its deferred tax assets on a quarterly basis and establishes valuation allowances when it is more-likely-than-not that all or a portion of a deferred tax asset may not be realized. As of March 31, 2024 and September 30, 2023, the Company had recorded a full valuation allowance against deferred tax assets on Fluence Energy, Inc. primarily related to its investment in Fluence Energy, LLC, as well as on certain foreign subsidiaries based on the weight of available evidence, including cumulative losses. In the event that the valuation allowance related to tax benefits associated with the Company’s Tax Receivable Agreement, dated as of November 1, 2021, by and among Fluence Energy, Inc., Fluence Energy, LLC and the Founders (the “Tax Receivable Agreement”) is released in a future period, a Tax Receivable Agreement liability will be recorded based on the amounts probable and reasonably estimable in accordance with ASC 450.
12.    Commitments and Contingencies
Guarantees, Commitments, Letter of Credits, and Surety Bonds
As of March 31, 2024, the Company had outstanding bank guarantees, parent company guarantees, letters of credit, and surety bonds issued as performance security arrangements associated with a number of our customer projects. In addition, we have a limited number of parent company guarantees issued as payment security to certain vendors. These contractual commitments are all accounted for off-balance sheet. In the event that we fail to perform under a project backstopped by such credit support, the customer or vendor, respectively, may demand performance and/or payment, as applicable, pursuant to the terms of the project contract or vendor contract and applicable credit support instrument from the Company, surety, or bank, as the case may be. Our relationship with our sureties is such that we will indemnify the sureties for any damages and expenses they incur in connection with any of the bonds they issue on our behalf and we may be required to post collateral to support the bonds. With respect to letters of credit, in the event of non-performance under a contract, direct obligations to repay the banks may arise. The Company expects that its performance and payment obligations secured by these bank guarantees, parent company guarantees, letters of credit, and surety bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms.
The following table summarizes our contingent contractual obligations as of March 31, 2024. Amounts presented in the following table represent the Company's current undiscounted exposure to guarantees, commitments, letters of credit, and surety bonds and the range of maximum undiscounted potential exposure. The maximum exposure is not reduced by the amounts, if any, that could be recovered under the recourse or collateralization provisions in the guarantees, commitments, letters of credit, and surety bonds.

	Amount (in $ millions)	Number of Agreements	Maximum Exposure Range for Each Agreement (in $ millions)
Guarantees and commitments	$1,954	53	$0.1 - 445.8
Letters of credit under bilateral credit facilities (a)	87	31	0 - 29.5
Letters of credit under ABL Credit Agreement	—	—	0 - 0
Surety bonds	648	53	0 - 81.9
Total	$2,689	137
(a) In conjunction with the termination of the Revolving Credit Agreement on November 22, 2023 (as described above in “Note 10 – Debt”), the outstanding letters of credit under the terminated agreement were transferred to a bilateral credit facility with JP Morgan Chase Bank, N.A.
The Company has commitments for minimum volumes or spend under master supply agreements with our vendors. The majority of the commitments are for purchases of battery modules. Liquidated damages apply if the minimum purchase volumes or spend are not met. The Company currently expects to meet the minimum committed volumes of purchases and spend. The following table presents our future minimum purchase commitments by fiscal year, primarily for battery modules, and liquidated damages, if the minimum purchase volumes or spend are not met, as of March 31, 2024:

in thousands	Purchase Commitments	Liquidated Damages
2024	$45,389	$—
2025	336,841	8,970
2026	753,083	16,200
2027	750,000	16,200
2028 and thereafter	2,250,000	48,600
Total	$4,135,313	$89,970

The Company makes advance payments as capacity guarantees pursuant to purchase agreements with our suppliers. As of March 31, 2024, $23.4 million is recorded within “Advances to suppliers” and $42.0 million is recorded in advances to suppliers within “Other non-current assets” on the condensed balance sheets.
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
Product Performance Guarantees
Typical energy storage products and solutions contracts and long-term service agreements contain provisions for performance liquidated damages payments if the energy storage solution fails to meet the guaranteed performance thresholds at completion of the project or throughout the service agreement period.
Warranties
The Company is party to both assurance and service-type warranties for various lengths of time. The Company recognizes revenue for service-type warranties using a straight-line approach.

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

The Company’s assurance-type warranties are often backed by supplier covered warranties for major original equipment manufacturers (OEMs) such as batteries and inverters, which is included in our estimated warranty liability. The Company records a corresponding asset for a portion of the warranty cost to be covered by the supplier warranty due to the fact that the contracts are enforceable, the suppliers are financially viable, and we have a history of satisfying claims with our suppliers. The asset is recorded within “Other current assets” and “Other non-current assets” on the condensed consolidated balance sheets.
As of March 31, 2024 and September 30, 2023, the Company accrued the below estimated warranty liabilities, which the table reflects six months activity and twelve months activity, respectively:

In thousands	March 31, 2024	September 30, 2023
Warranty balance, beginning	$26,909	1,625
Warranties issued and assumed in period	5,227	12,168
Change in estimates	—	8,288
Change in balance sheet presentation	—	10,307
Net changes in liability for warranty expirations, costs incurred, and foreign exchange impact	(1,799)	(5,479)
Warranty balance, ending	$30,337	$26,909
Less: Recoverable warranty costs from suppliers	11,678	10,307
Warranty balance, net of recoverable warranty costs from suppliers, at end of period	$18,659	$16,602
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
Legal Contingencies
From time to time, the Company may be involved in litigation relating to claims that arise out of our operations and businesses and that cover a wide range of matters, including, but not limited to, intellectual property matters, commercial and contract disputes, insurance and property damage claims, labor and employment claims, torts and personal injury claims, product liability claims, environmental claims, and warranty claims. The Company accrues for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. It is reasonably possible that some matters could have an unfavorable result to the Company and could require the Company to pay damages or make expenditures in amounts that could be material.
2021 Overheating Event at Customer Facility
On September 4, 2021, a 300 MW energy storage facility owned by one of our customers experienced an overheating event. Fluence served as the energy storage technology provider designed and installed portions of the facility, which was completed in fiscal year 2021. No injuries were reported from the incident. The facility was taken offline as teams from Fluence, our customer, and the battery designer/manufacturer investigated the incident. Our customer released initial findings in the second fiscal quarter of 2022 on what it contends is the root cause of the incident. At this time, Fluence cannot comment on or accept the customer’s stated findings. The customer’s stated findings, if ultimately confirmed and proven, could relate to certain scopes of work for which Fluence or its subcontractors could be responsible. The customer’s stated findings, however, could also relate to certain scopes of work for which other parties were responsible and/or relate to other causes, including the design and installation of portions of the facility over which Fluence did not have responsibility or control. The customer has alleged that Fluence is liable for the incident. Fluence has denied liability. No formal legal proceedings have been commenced, but it is reasonably possible that litigation may result from this matter if a resolution cannot be achieved. Any such dispute would also likely include claims by Fluence and counterclaims by the customer relating to disputed costs arising from the original design and construction of the facility. The customer announced in July of 2022 that a large portion of the facility was back online. We are currently not able to estimate the impact that this incident may have on our financial results. To date, we do not believe that this incident has impacted the market’s adoption of our products.

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
2023 Project-Related Litigation
In October 2023, Fluence filed a complaint in the Superior Court of California, Contra Costa County, against Diablo Energy Storage, LLC, Empire Business Park, LLC, the Bank of New York Mellon and others, seeking approximately $37.0 million in damages arising from the supply and construction of an energy storage facility for the defendants, including for the defendants’ nonpayment of contractual amounts owed. On or about November 10, 2023, Defendant Diablo Energy Storage, LLC filed a cross-complaint against Fluence, seeking a minimum of $25.0 million of alleged damages and disgorgement of all compensation received by Fluence for the project, in the amount of approximately $230.0 million. The disgorgement claim was based upon an alleged deficiency in Fluence’s contractor license. Fluence denies the allegations in the cross-complaint and intends to vigorously defend them and to enforce our claims against the defendants. We are currently not able to estimate the impact, if any, that this litigation may have on our reputation or financial results, or on market adoption of our products.
13.    Related-Party Transactions
Related parties are primarily represented by AES and Siemens, their respective subsidiaries, other entities under common control, and other entities in which Siemens and AES have significant influence. As of March 31, 2024, AES Grid Stability holds 51,499,195 shares of Class B-1 common stock of Fluence Energy, Inc. and Siemens beneficially owns an aggregate of 51,499,195 of Class A common stock of Fluence Energy, Inc.
Sales and Procurement Contracts with Related Parties
The Company signs back-to-back battery-based energy storage product and related service contracts with AES, Siemens, their respective subsidiaries, other entities under common control, and other entities in which Siemens and AES have significant influence (collectively referred to as affiliates) in relation to execution of the affiliates’ contracts with external customers and also signs direct contracts with affiliates. The Company also signs consortium agreements to partner with affiliates to deliver battery-based energy storage products and related service contracts to external customers. When performing our obligations pursuant to such contracts, we may, from time to time, enter into related change orders or settlements with our related parties and their affiliates.
The Company also provides consulting services to AES whereby Fluence will advise and in some cases provide support to AES on procurement, logistics, design, safety, and commissioning of certain of their projects. Revenue from consulting services is classified as “Revenue from sale of energy storage products and solutions” in the Company’s Disaggregation of revenue table in “Note 3 - Revenue from Contracts with Customers”. Revenue from the consulting services is primarily recognized ratably over time based on a project specific period of performance in which we expect the performance obligation to be fulfilled. For the six months ended March 31, 2024, the Company recognized $3.9 million in revenue from consulting services with AES.
Revenue from contracts with affiliates is included in “Revenue from related parties” on the Company’s condensed consolidated statements of operations and comprehensive loss.
In addition, the Company purchases materials and supplies from its affiliates and records the costs in “Cost of goods and services” on the Company’s condensed consolidated statements of operations and comprehensive loss.
Administrative and Service Agreements
For the six months ended March 31, 2024, the Company has received a limited scope of consulting services from Siemens Advanta, a subsidiary of Siemens AG, and limited treasury services related to executing trades for derivative contracts from The AES Corporation.

In addition, a secondment arrangement with Siemens Industry is currently in place, pursuant to which Siemens Industry has seconded an employee to Fluence Energy, LLC through December 31, 2024. During the term of the secondment, Fluence Energy, LLC has the authority to supervise the employee in all respects and will reimburse Siemens Industry for the employee’s salary, employer required taxes, applicable bonuses, benefits, and services attendant to the employee’s relocation.
The costs of consulting services are recorded in “Costs of goods and services” or “General and administrative expenses” depending on the scope or nature of the underlying project. The other administrative service agreements are recorded in “General and administrative expenses” on the Company’s condensed consolidated statement of operations and comprehensive loss.
Guarantees
Fluence paid performance guarantee fees to its affiliates in exchange for guaranteeing Fluence’s performance obligations under certain contracts with Fluence’s customers, which are based on the affiliates’ weighted-average cost for bank guarantees and their per annum cost with a reasonable markup. These guarantees are provided pursuant to the Amended and Restated Credit Support and Reimbursement Agreement, dated June 9, 2021, with AES and Siemens Industry whereby they may, from time to time, agree to furnish credit support to us in the form of direct issuances of credit support to our lenders or other beneficiaries or through their lenders’ provision of letters of credit to backstop our own facilities or obligations. The guarantee fees are included in “Costs of goods and services” on Fluence’s condensed consolidated statements of operations and comprehensive loss.
Refer to “Note 16 - Supply Chain Financing” for details of the related party guarantees associated with the supply chain financing program.
Balance Sheet Related Party Transactions
The Company's condensed consolidated balance sheet included the following transactions with related parties for the periods indicated:

In thousands	March 31, 2024	September 30, 2023
Accounts receivable	$20,090	$7,945
Unbilled receivables	43,549	50,569
Total receivables from related parties	63,639	58,514
Advances to suppliers	46,286	17,592
Total advances to suppliers with related parties	46,286	17,592
Accounts payable	3,903	2,477
Deferred revenue	46,694	110,274
Accrued liabilities	8,449	3,737
Total deferred revenue and payables with related parties	$59,046	$116,488
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
Income Statement Related Party Transactions
The following table presents the related party transactions that are included the Company’s condensed consolidated statements of operations and comprehensive loss for the periods indicated:

In thousands	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Revenue	$342,489	$293,076	$459,063	$394,082
Cost of goods and services	4,363	2,169	5,512	8,576
Research and development expenses	—	121	134	312
Sales and marketing expenses	42	32	42	45
General and administrative expenses	1,528	490	3,705	520
Other expense (income), net (a)	(1,508)	—	(1,508)	—

(a) Represents factoring income from a subsidiary of AES related to receivables sold under the Master Receivable Purchase Agreement (“MRPA”). The corresponding cost paid to the purchaser was $1.5 million and is recorded in “Sales and marketing expense” and is not considered a related party transaction. Pursuant to the MRPA, Fluence Energy, LLC may sell certain receivables for any of our customers that choose to participate in the program. Refer to “Note 17 - Sale of Receivables” for more details.

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
As of March 31, 2024, 4,607,929 stock options under the Option Plan remain outstanding with unrecognized stock compensation expense of less than $0.1 million.
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
As of March 31, 2024, 256,935 phantom unit awards previously issued remained outstanding with unrecognized stock compensation expense of $0.2 million.
2021 Stock-Based Compensation Plan
During fiscal year 2021, the Company established the 2021 Incentive Award Plan (the “2021 Incentive Plan”) which reserved 9,500,000 shares of Class A common stock of Fluence Energy, Inc. for issuance to management, other employees, consultants, and board members of the Company. The 2021 Incentive Plan governs both equity-based and cash-based awards, including incentive stock options, non-qualified stock options, PSUs, and RSUs. Employee stock-based awards currently issued pursuant to the 2021 Incentive Plan that are expected to be settled by issuing shares of Class A common stock are recorded as equity awards. The 2021 Incentive Plan is accounted for as an equity plan. The Company accounts for forfeitures as they occur.
Restricted Stock Units
RSUs granted under the 2021 Incentive Plan vest ratably at one-third annually on the anniversary of the grant date over a three-year period pursuant to the terms of their applicable award agreements. The Company generally expenses the grant date fair value of the awards on a straight-line basis over each of the three separately vesting tranches within a given grant. There is no contractual term on the RSUs granted under the 2021 Incentive Plan. The Company estimated the fair value of the awards using the market value of our Class A common stock. The market value of our Class A common stock is calculated using the closing price of our Class A common stock on the date of grant. The following table summarizes activity under the 2021 Incentive Plan for the six months ended March 31, 2024:

Number of RSUs
Outstanding as of October 1, 2023	1,843,570
Granted	885,980
Vested	(375,663)
Forfeited	(242,284)
Outstanding as of March 31, 2024	2,111,603

As of March 31, 2024, 2,111,603 RSUs previously issued remained outstanding with unrecognized stock compensation expense of $23.4 million.

Non-Qualified Stock Options

During the six months ended March 31, 2024, the Company granted 165,521 non-qualified stock options to purchase Class A common stock under the 2021 Incentive Plan with a weighted average exercise price of $22.31. Non-qualified stock options under the 2021 Incentive Plan have a contractual term of ten years from the date of grant. The Company estimated the fair value of the awards using the Black-Scholes option-pricing model. The non-qualified stock options granted under the 2021 Incentive Plan vest ratably at one-third annually on the anniversary of the grant date over a three-year period pursuant to the terms of their applicable award agreements. The Company generally expenses the grant date fair value of the awards on a straight-line basis over each of the three separately vesting tranches within a given grant.

As of March 31, 2024, 165,521 non-qualified stock options previously issued pursuant to the 2021 Incentive Plan remained outstanding with unrecognized stock compensation expense of $1.9 million.
Performance Share Units

During the six months ended March 31, 2024, the Company granted 381,226 PSUs redeemable for Class A common stock under the 2021 Incentive Plan. The PSUs are considered fully vested when both the performance and service based requirements are met in accordance with the vesting requirements and will be settled in shares no more than 60 days after September 30, 2026. The performance criteria for all current PSUs is based on target revenue and adjusted EBITDA for the performance period set by the Compensation and Human Resources Committee of the Company’s Board of Directors. The awards can be paid out in a range of 50% to 200%, with 0% paid out for below-threshold performance, based on the achievement of the performance criteria and upon continued service through the performance period. The Company estimated the fair value of the awards using the market value of our Class A common stock. The market value is calculated using the closing price of our Class A common stock on the date of grant. The Company monitors the achievement of the performance criteria and expenses ratably the grant date fair value of the awards probable to vest over the requisite service period. If there are changes to the amount of probable awards to vest based on achievement of performance criteria, the related stock-based compensation expense may be significantly increased or reduced in the period that our estimate changes.

As of March 31, 2024, 381,226 PSUs previously issued remained outstanding with unrecognized stock compensation expense of $7.1 million.
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

Stock-based compensation expense
Stock-based compensation expense was recorded as follows:

In thousands	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Cost of goods and services	$1,121	$1,256	$2,380	$2,156
Research and development	665	1,596	1,391	3,956
Sales and marketing	378	454	673	972
General and administrative	4,472	3,980	7,822	8,679
Total	$6,636	$7,286	$12,266	$15,763
15. Investment in Joint Venture
On August 5, 2022, Fluence Energy Singapore PTE. LTD., a subsidiary of Fluence Energy, LLC, and ReNew Power entered into an agreement to form a partnership in India for an initial investment of $5.0 million, plus a line of credit of $15.0 million each for a 50% interest in the partnership. The Company funded the investment and the joint venture commenced operations in the first quarter of fiscal year 2023. The investment is recorded in “Other non-current assets” on our condensed consolidated balance sheet. The investment is accounted for under the equity method with results being reported by Fluence one quarter in arrears. The joint venture is not considered a variable interest entity and we do not consolidate the joint venture as we do not hold a controlling financial interest. The Company recorded an insignificant equity method loss on the investment for the six months ended March 31, 2024.
16. Supply Chain Financing
The Company has provided certain of our suppliers with access to a supply chain financing program through a third-party financing institution (“SCF Bank”). This program allows the Company to seek extended payment terms up to 120 days with our suppliers and allows our suppliers to monetize their receivables prior to the payment due date, subject to a discount. The Company does not pledge any assets as collateral under the program. Once a supplier elects to participate in the program and reaches an agreement with SCF Bank, the supplier chooses which individual invoices to sell to the SCF Bank. The Company then pays SCF Bank on the invoice due date. The Company has no economic interest in a supplier’s decision to sell an underlying receivable to SCF Bank. The agreements between our suppliers and SCF Bank are solely at their discretion and are negotiated directly between those two parties. Our suppliers’ ability to continue using such agreements is primarily dependent upon the strength of our financial condition and guarantees issued by AES and Siemens. As of March 31, 2024, AES and Siemens Corporation, a subsidiary of Siemens, issued guarantees of $50 million each, for a total of $100 million, to SCF Bank on our behalf. The Company’s outstanding obligations confirmed as valid under its supplier financing program for periods ended March 31, 2024, and September 30, 2023, are as follows:

In thousands	March 31, 2024	September 30, 2023
Obligations outstanding at the beginning of the period	$30,001	$24,728
Invoices issued during the period	106,841	35,115
Invoices paid during the period	(85,142)	(29,842)
Obligations outstanding at the end of the period	$51,700	$30,001
As of March 31, 2024, four suppliers were actively participating in the supply chain financing program. All outstanding payments owed under the program are recorded within “Accounts payable” on the condensed consolidated balance sheets.
17. Sale of Receivables under Master Receivables Purchase Agreement
On February 27, 2024, Fluence Energy, LLC entered into a Master Receivables Purchase Agreement (“MRPA”), by and among Fluence Energy, LLC and any other seller from time to time party thereto, as sellers and servicers, and Credit Agricole Corporate and Investment Bank ("CACIB"), as purchaser.

Pursuant to the MRPA, Fluence Energy, LLC may sell certain receivables (the “Purchased Receivables”) to CACIB from time to time, and CACIB may agree to purchase the Purchased Receivables in each case, on an uncommitted basis. The MRPA provides that the outstanding amount of all Purchased Receivables under the MRPA will not exceed $75.0 million, with sublimits for each account debtor and for certain kinds of receivables. The MRPA may be terminated by either party at any time by 30 days’ prior written notice. Fluence Energy, LLC has granted CACIB a security interest in the Purchased Receivables, and proceeds thereof, as more fully described in the MRPA, in order to perfect CACIB’s ownership interest in the Purchased Receivables and secure the payment and performance of all obligations of Fluence Energy, LLC to CACIB under the MRPA. The MRPA contains other customary representations and warranties and covenants.

When receivables are sold under the MRPA, they are sold without recourse, and our continuing involvement is limited to their servicing, for which the Company receives a fee commensurate with the service provided and therefore no servicing asset or liability related to these receivables was recognized for any period presented. The fair value of the sold receivables approximated their book value due to their short-term nature.

For the three months ended March 31, 2024, we sold receivables to CACIB under the MRPA for net proceeds of $71.5 million. At the date of the true sale, the receivables were de-recognized in their entirety from the consolidated balance sheet. We charged a fee to our customer, primarily for providing extended payment terms, in relation to the sale of receivables. We recorded factoring income of $1.5 million and related factoring discount of $1.5 million during the period. The factoring income is recorded in “Other expense (income), net” and the factoring discount is recorded in “Sales and marketing expense” on the condensed consolidated statements of operations and comprehensive loss. Proceeds from the sold receivables are reflected in operating cash flows on the condensed consolidated statements of cash flows.
18. Subsequent Events
On April 8, 2024, the Company entered into Amendment No. 1 to the ABL Credit Agreement. Amendment No. 1 amended the ABL Credit Agreement to provide that during the period from March 29, 2024 through and including May 10, 2024, to the extent that no event of default was outstanding under the ABL Credit Agreement and there was no aggregate revolving credit exposure by the ABL Lenders thereunder, then in the event of a full cash dominion period, Barclays was not required to initiate daily cash sweeps of the Company’s controlled accounts. In addition, Amendment No. 1 amended the ABL Credit Agreement to provide that during the period from March 29, 2024 through and including May 10, 2024, to the extent that there was no aggregate revolving credit exposure by the ABL Lenders thereunder, then the amount of required Excess Availability was zero.
On May 8, 2024, the Company entered into Amendment No. 2 to the ABL Credit Agreement. Amendment No. 2 expands the borrowing base calculation under the ABL Credit Agreement to include borrowing base qualified cash, which is defined as the lesser of (a) the aggregate amount of cash (other than restricted cash) of the borrowers that is held in a specific borrowing base qualified cash account and (b) $100.0 million. After the deposit of any funds into the borrowing base qualified cash account, borrowers must satisfy certain release conditions prior to the transfer of funds out of the borrowing base qualified cash account. Amendment No. 2 also amended the ABL Credit Agreement to provide that if a Covenant Relief Period has occurred and is continuing, then there shall be no full cash dominion period under the ABL Credit Agreement.
Amendment No. 2 also amended the ABL Credit Agreement to provide that the Company will not, and its subsidiaries will not, permit Total Liquidity (as defined in the ABL Credit Agreement) at any time to be less than the greater of (i) (i) 20% of the Line Cap then in effect and (ii) (A) if the borrowing base then in effect is less than $200.0 million, $50.0 million and (B) if the borrowing base then in effect is greater than or equal to $200.0 million, $64.0 million, and unless a Covenant Relief Period is then in effect, the Company agreed that it will not, and its subsidiaries will not, permit Excess Availability to be less than the greater of (i) $15.0 million and (ii) 10% of the Line Cap then in effect.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The following analysis provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Fluence and should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes thereto included in this Quarterly Report on Form 10-Q (this “Report”) and in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, filed with the Securities and Exchange Commission (the “SEC”) on November 29, 2023 (the “2023 Annual Report”). In addition to historical data, this discussion contains forward-looking statements about our business, results of operations, cash flows, financial condition and prospects based on current expectations that involve risks, uncertainties and assumptions. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in Part I, Item 1A. “Risk Factors” of the 2023 Annual Report and Part II, Item 1A. “Risk Factors” and the section titled “Cautionary Statement Regarding Forward-Looking Information” included elsewhere herein. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “potential,” “seek,” “should,” “will,” “would,” and similar expressions to identify forward-looking statements.
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
Our fiscal year begins on October 1 and ends on September 30. References to “fiscal year 2023” and “fiscal year 2024” refer to the twelve months ended September 30, 2023 and September 30, 2024, respectively.
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
Negotiations with our Largest Battery Module Vendor
In December 2021, we entered negotiations with our largest battery module vendor to amend our battery supply agreement. As part of the discussions, the vendor sought to renegotiate the price we were to pay for battery modules purchased in calendar year 2022, as well as those expected to be purchased during the remainder of calendar year 2022 and calendar year 2023. As part of these negotiations, we also discussed settlement of contractual claims by Fluence to the vendor. These negotiations continued throughout calendar year 2022. On December 15, 2022, we finalized an agreement with the vendor, amending the supply agreement and resolving our claims. The approximately $19.5 million settlement for our claims was recognized as a reduction of “costs of goods and services” for the six months ended March 31, 2023.
2021 Overheating Event at Customer Facility
On September 4, 2021, a 300 MW energy storage facility owned by one of our customers experienced an overheating event. Fluence served as the energy storage technology provider and designed and installed portions of the facility, which was completed in fiscal year 2021. No injuries were reported from the incident. The facility was taken offline as teams from Fluence, our customer, and the battery designer/manufacturer investigated the incident. Our customer released initial findings in the second fiscal quarter of 2022 on what it contends is the root cause of the incident. The customer’s stated findings, if ultimately confirmed and proven, could relate to certain scopes of work for which Fluence or its subcontractors could be responsible. The customer’s stated findings, however, could also relate to certain scopes of work for which other parties were responsible and/or relate to other causes, including the design and installation of portions of the facility over which Fluence did not have responsibility or control. The customer has alleged that Fluence is liable for the incident. At this time, Fluence cannot accept the customer’s stated findings and has denied liability. No formal legal proceedings have been commenced, but it is reasonably possible that litigation may result from this matter if a resolution cannot be achieved. Any such dispute would also likely include claims by Fluence and counterclaims by the customer relating to disputed costs arising from the original design and construction of the facility. The customer announced in July of 2022 that a large portion of the facility was back online. We are currently not able to estimate the impact, that this incident may have on our financial results. To date, we do not believe that this incident has impacted the market’s adoption of our products and solutions.
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

Key Factors and Trends Affecting our Performance
We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and those in Part I, Item 1A. “Risk Factors” in our 2023 Annual Report and Part II, Item 1A. “Risk Factors” in this Report.
Lithium-ion Battery Cost
Our revenue growth is directly tied to the continued adoption of energy storage products and solutions by our customers. The cost of lithium-ion energy storage hardware has declined significantly in the last decade and has resulted in a large addressable market today. The market for energy storage continues to rapidly evolve and while we believe costs will continue to decline over the long term, there is no guarantee that they will decline or decline at the rates we expect. If costs do not continue to decline long term, this could adversely affect our ability to increase our revenue or grow our business. For example, we saw price increases in 2022. During calendar year 2023, prices returned to their historical trend of declining year-over-year and we continued to see declines through the first six months of fiscal year 2024.
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
Increasing Deployment of Renewable Energy
Deployment of renewable energy resources has accelerated over the last decade, and solar and wind have become a low-cost energy source. BloombergNEF estimates that renewable energy is expected to represent 70% of all new global capacity installations through 2030. Energy storage is critical to reducing the intermittency and volatility of renewable energy generation. However, there is no guarantee that the deployment of renewable energy will occur at the rate estimated by BloombergNEF or that such renewable energy will rely on lithium-ion battery technology for energy storage. Inflationary pressures, supply chain disruptions, geo-political conflicts, government regulations and incentives, and other factors could result in fluctuations in demand for and deployment of renewable energy resources, adversely affecting our revenue and ability to generate profits in the future. See Part I, Item IA. “Risk Factors” of the 2023 Annual Report for further discussion on these risks.
Competition
The energy storage sector is highly competitive and continuously evolving. Our array of energy storage products, solutions, services, and digital applications are designed to meet the unique demands of the clean energy industry. The intricacy involved in the design and integration of these offerings underscores their technical complexity. Nevertheless, new companies enter the market and offer comparable products and services annually. We remain committed to pioneering novel use cases and exploring untapped market segments, many of which present lower levels of competition. We believe that competitive factors in the energy storage market include, but are not limited to:
•safety, reliability and quality;
•ability to obtain financing;
•our ability to issue performance guarantees, credit support, and product warranties;
•density and duration of our products and solutions;
•shortened delivery, installation, and commissioning time;
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
The competitive landscape for battery energy storage varies across different geographies, countries, grid services, and customer segments. As the global demand for energy storage products and solutions continues to rise, so does the influx of new and potential entrants into the energy storage sector. However, we believe we distinguish ourselves from competitors by our adeptness in identifying and addressing customer needs with tailor-made products, services, and use cases. We believe we maintain a competitive edge through our performance and value creation, evidenced by attributes such as low total cost of ownership, long-term reliability, diverse service options, and streamlined sales and delivery processes.
Seasonality
Through fiscal year 2021, we experienced variability in the timing of our order intake, with higher volumes of orders coming the second half of our fiscal year. However, in fiscal years 2022 and 2023, order intake was relatively consistent across each quarter. In fiscal year 2024, we currently expect to see a higher amount of our order intake in the second half of the fiscal year. The variability in our order intake in the most recent quarters has been primarily driven due to the ambiguity regarding the timing of the proposed domestic content guidelines being released by the US Department of the Treasury which did not occur until the third quarter of fiscal year 2023, which can and has impacted customers decisions, and timing of customer approvals which typically coincides with their own internal budgeting processes. The timing of our order intake can be difficult to predict, and could result in significant variation among fiscal quarters.
Government Regulation and Compliance
Governments across the globe have announced and implemented various policies, regulation and legislation to support the transition from fossil fuels to low-carbon forms of energy and to support and accelerate adoption of clean and/or reliable distributed generation technologies. Although we generally are not regulated as a utility, federal, state, and local government statutes and regulations concerning electricity heavily influence the market for our product and services. The operation of our business and our customers’ use of our products and services are impacted by these various government actions. For example, in August 2022, the United States passed the Inflation Reduction Act of 2022 (the “IRA”), which consists of a number of renewable energy related provisions including an investment tax credit (ITC) for standalone energy storage and incentives for grid modernization equipment including domestic battery cell manufacturing, battery module manufacturing and its components, as well as various upstream applications.
We believe we are well positioned to capture incentives contained in the IRA and that its enactment is favorable to our business and future operations with our forthcoming battery module manufacturing as well as our contract manufacturing facility in Utah and our supply agreement for U.S. manufactured battery cells. However, as applicable U.S. Department of Treasury and Internal Revenue Service proposed guidelines were not published until the third quarter of fiscal year 2023, we have not yet seen the impact IRA-related incentives may have on our business, operations and financial performance and cannot guarantee we will realize all, or any, of the anticipated benefits of IRA-related incentives. We are continuing to evaluate the overall impact and applicability of the IRA to our business and expected results of operations going forward.
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
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of personnel-related expenses, including salaries, stock-based compensation, employee benefits and factoring discounts on receivables sold. We have and intend to continue to expand our sales presence and marketing efforts to additional countries in the future.
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
Interest Income, net
Interest income, net consists of interest income net of interest expense. Interest income consists of interest earned on cash deposits and interest on customer notes receivables. Interest expense consists primarily of interest on borrowings against notes receivable pledged as collateral, unused line fees related to the revolving credit facility (the “Revolver”) pursuant to a credit agreement, dated November 1, 2021, by and among Fluence Energy, LLC, as the borrower, Fluence Energy, Inc., as a parent guarantor, the subsidiary guarantors party thereto, the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent and collateral agent (the “Revolving Credit Agreement”), which was terminated upon repayment in full of all obligations under the Revolver, effective November 22, 2023, and amortization of debt issuance costs. Interest income, net also consists of unused line and commitment fees related to the asset-based syndicated credit agreement (the “ABL Credit Agreement”) by and among Fluence Energy, LLC, as parent borrower, Fluence Energy, Inc., as parent, the other borrowers party thereto, the other guarantors party thereto, the lenders party thereto (the “ABL Lenders”), and Barclays Bank PLC (“Barclays”), as administrative agent, as amended from time to time, that was entered into on November 22, 2023.
Other Expense (Income), Net
Other expense (income), net primarily consists of expense or income from foreign currency exchange gains and losses on monetary assets and liabilities and factoring income from sale of receivables.
Income Tax Benefit
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
Net Loss
Net loss may vary from quarter to quarter and is primarily affected by our gross profit and operating expenses as defined above.

Key Operating Metrics

The following tables present our key operating metrics as of March 31, 2024 and September 30, 2023. The tables below present the metrics in either Gigawatts (GW) or Gigawatt hours (GWh). Our key operating metrics focus on project milestones to measure our performance and designate each project as either “deployed”, “assets under management”, “contracted backlog”, or “pipeline”.

	March 31, 2024	September 30, 2023	Change	Change %
Energy Storage Products and Solutions
Deployed (GW)	4.1	3.0	1.1	37%
Deployed (GWh)	10.3	7.2	3.1	43%
Contracted Backlog (GW)	5.3	4.6	0.7	15%
Pipeline (GW)	18.4	12.2	6.2	51%
Pipeline (GWh)	56.2	34.2	22.0	64%

(amounts in GW)	March 31, 2024	September 30, 2023	Change	Change %
Service Contracts
Assets under Management	3.3	2.8	0.5	18%
Contracted Backlog	3.6	2.9	0.7	24%
Pipeline	20.4	13.7	6.7	49%

(amounts in GW)	March 31, 2024	September 30, 2023	Change	Change %
Digital Contracts
Assets under Management	17.2	15.5	1.7	11%
Contracted Backlog	6.9	6.8	0.1	1%
Pipeline	35.6	24.4	11.2	46%
The following table presents our order intake for the three and six months ended March 31, 2024 and 2023. The table is presented in Gigawatts (GW):

(amounts in GW)	Three Months Ended March 31,				Six Months Ended March 31,
	2024	2023	Change	Change %	2024	2023	Change	Change %
Energy Storage Products and Solutions
Contracted	0.9	0.6	0.3	50%	2.1	1.2	0.9	75%
Service Contracts
Contracted	0.5	1.0	(0.5)	(50)%	1.6	1.1	0.5	45%
Digital Contracts
Contracted	3.1	2.7	0.4	15%	3.5	3.5	—	—%
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
We cannot guarantee that our contracted backlog will result in actual revenue in the originally anticipated period or at all. Contracted backlog may not generate margins equal to our historical operating results. We have only recently begun to track our contracted backlog on a consistent basis as performance measures, and as a result, we do not have significant experience in determining the level of realization that we will achieve on these contracts. Our customers may experience project delays or cancel orders as a result of external market factors and economic or other factors beyond our control. If our contracted backlog fails to result in revenue as anticipated or in a timely manner, we could experience a reduction in revenue, profitability, and liquidity.
Contracted/Order Intake
Contracted, which we use interchangeably with “Order Intake”, represents new energy storage product and solutions contracts, new service contracts and new digital contracts signed during each period presented. We define “Contracted” as a firm and binding purchase order, letter of award, change order or other signed contract (in each case an “Order”) from the customer that is received and accepted by Fluence. Our order intake is intended to convey the dollar amount and gigawatts (operating measure) contracted in the period presented. We believe that order intake provides useful information to investors and management because the order intake provides visibility into future revenue and enables evaluation of the effectiveness of the Company’s sales activity and the attractiveness of its offerings in the market.
Pipeline
Pipeline represents our uncontracted, potential revenue from energy storage products and solutions, service, and digital software contracts, which have a reasonable likelihood of contract execution within 24 months. Pipeline is an internal management metric that we construct from market information reported by our global sales force. Pipeline is monitored by management to understand the anticipated growth of our Company and our estimated future revenue related to customer contracts for our battery-based energy storage products and solutions, services and digital software.
We cannot guarantee that our pipeline will result in actual revenue in the originally anticipated period or at all. Pipeline may not generate margins equal to our historical operating results. We have only recently begun to track our pipeline on a consistent basis as performance measures, and as a result, we do not have significant experience in determining the level of realization that we will achieve on these contracts. Our customers may experience project delays or cancel orders as a result of external market factors and economic or other factors beyond our control. If our pipeline fail to result in revenue as anticipated or in a timely manner, we could experience a reduction in revenue, profitability, and liquidity. .
Non-GAAP Financial Measures
This section contains references to certain non-GAAP financial measures, including Adjusted EBITDA, Adjusted Gross Profit, Adjusted Gross Profit Margin, and Free Cash Flow.
Adjusted EBITDA is calculated from the consolidated statements of operations using net income (loss) adjusted for (i) interest income, net, (ii) income taxes, (iii) depreciation and amortization, (iv) stock-based compensation, (v) certain other income or expenses and (vi) non-recurring income or expenses. Adjusted EBITDA may in the future also be adjusted for amounts impacting net income related to the Tax Receivable Agreement liability.

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

The following tables present our non-GAAP measures for the periods indicated.

($ in thousands)	Three Months Ended March 31,		Change	Change %	Six Months Ended March 31,		Change	Change %
	2024	2023			2024	2023
Net loss	$(12,876)	$(37,397)	$24,521	66%	$(38,432)	$(74,590)	$36,158	48%
Add:
Interest income, net(a)	(1,261)	(2,075)	814	(39)%	(3,254)	(2,731)	(523)	19%
Income tax benefit	(1,666)	(126)	(1,540)	1222%	(2,901)	(740)	(2,161)	292%
Depreciation and amortization	3,088	2,669	419	16%	5,971	5,093	878	17%
Stock-based compensation(b)	6,636	7,263	(627)	(9)%	12,266	15,763	(3,497)	(22)%
Other expenses(c) (d)	—	1,967	(1,967)	(100)%	1,984	3,474	(1,490)	(43)%
Adjusted EBITDA	$(6,079)	$(27,699)	$21,620	78%	$(24,366)	$(53,731)	$29,365	55%
(a) Interest income, net for the three and six months ended March 31, 2023 have been recast to conform with current period presentation as described in “Footnote 2 - Summary of Significant Accounting Policies and Estimates, Reclassifications.”
(b) Includes incentive awards that will be settled in shares and incentive awards that will be settled in cash.
(c) Amount for the three months ended March 31, 2023 included $2.0 million in severance costs and consulting fees related to the restructuring plan.
Amount for the six months ended March 31, 2024 includes approximately $1.2 million of costs related to the termination of the Revolving Credit Agreement and $0.8 million in costs related to the Offering. Amount for the six months ended March 31, 2023 included $3.5 million in severance costs and consulting fees related to the restructuring plan
(d) Costs related to the COVID-19 pandemic, the cargo loss incident, external expenses related to the ongoing remediation of our material weakness, and legal fees related to the 2021 and 2022 overheating events at customer facilities which the Company had historically excluded from Adjusted EBITDA, are no longer excluded. Adjusted EBITDA results for the three and six months ended March 31, 2023 have been recast for comparative purposes.

($ in thousands)	Three Months Ended March 31,		Change	Change %	Six Months Ended March 31,		Change	Change %
	2024	2023			2024	2023
Total revenue	$623,141	$698,186	$(75,045)	(11)%	$987,097	$1,008,646	$(21,549)	(2)%
Cost of goods and services	558,961	667,373	(108,412)	(16)%	886,531	965,793	(79,262)	(8)%
Gross profit	64,180	30,813	33,367	108%	100,566	42,853	57,713	135%
Add:
Stock-based compensation (a)	1,121	1,256	(135)	(11)%	2,380	2,156	224	10%
Amortization (b)	606	—	606	100%	1,006	—	1,006	100%
Other expenses(c) (d)	—	139	(139)	(100)%	—	328	(328)	(100)%
Adjusted Gross Profit	$65,907	$32,208	$33,699	105%	$103,952	$45,337	$58,615	129%
Adjusted Gross Profit Margin %	10.6%	4.6%			10.5%	4.5%
(a) Includes incentive awards that will be settled in shares and incentive awards that will be settled in cash.
(b) Amount relates to amortization of capitalized software included in cost of goods and services.
(c) Amount for the three months ended March 31, 2023 included $0.1 million in severance costs related to the restructuring plan.
Amount for the six months ended March 31, 2023 included $0.3 million in severance costs related the restructuring plan.
(d) Costs related to the COVID-19 pandemic, the cargo loss incident, and legal fees related to the 2021 and 2022 overheating events at customer facilities, which the Company had historically excluded from Adjusted Gross Profit and Adjusted Gross Profit Margin, are no longer excluded. Adjusted Gross Profit and Adjusted Gross Profit Margin results for the three and six months ended March 31, 2023 have been recast for comparative purposes.

($ in thousands)	Six Months Ended March 31,		Change	Change %
	2024	2023
Net cash provided by (used in) operating activities	$90,248	$(163,411)	$253,659	155%
Less: Purchase of property and equipment	(2,473)	(1,087)	(1,386)	(128)%
Free Cash Flow	$87,775	$(164,498)	$252,273	153%

Results of Operations
Comparison of the Three and Six Months Ended March 31, 2024 to the Three and Six Months Ended March 31, 2023
The following table sets forth our operating results for the periods indicated.

($ in thousands)	Three Months Ended March 31,		Change	Change %	Six Months Ended March 31,		Change	Change %
	2024	2023			2024	2023
Total revenue	$623,141	$698,186	$(75,045)	(11)%	$987,097	$1,008,646	$(21,549)	(2)%
Costs of goods and services	558,961	667,373	(108,412)	(16)%	886,531	965,793	(79,262)	(8)%
Gross profit	64,180	30,813	33,367	108%	100,566	42,853	57,713	135%
Gross profit margin %	10.3%	4.4%			10.2%	4.2%
Operating expenses:
Research and development	17,427	22,551	(5,124)	(23)%	32,867	41,713	(8,846)	(21)%
Sales and marketing	15,792	10,401	5,391	52%	26,498	19,193	7,305	38%
General and administrative	44,067	31,778	12,289	39%	81,795	63,045	18,750	30%
Depreciation and amortization	2,482	2,669	(187)	(7)%	4,965	5,093	(128)	(3)%
Interest income, net	(1,261)	(2,075)	814	(39)%	(3,254)	(2,731)	(523)	19%
Other expense (income), net	215	3,012	(2,797)	(93)%	(972)	(8,130)	7,158	(88)%
Loss before income taxes	$(14,542)	$(37,523)	$22,981	61%	$(41,333)	$(75,330)	$33,997	(45)%
Income tax benefit	(1,666)	(126)	(1,540)	1222%	(2,901)	(740)	(2,161)	292%
Net loss	$(12,876)	$(37,397)	$24,521	66%	$(38,432)	$(74,590)	$36,158	(48)%
Total Revenue

Total revenue decreased by $75.0 million, or 11%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The decrease in total revenue for the three months ended March 31, 2024 was mainly attributable to a decrease in revenue from our battery-based energy storage products and solutions by $80.2 million, partially offset by an increase in services revenue of $5.0 million. The decrease in revenue from our battery-based energy storage products and solutions was primarily driven by (i) decreased volumes of Gen6 solutions delivered in the current period due to timing, (ii) favorable impacts in the prior period due to price increase change orders issued during the prior period of $12.8 million where the performance obligations were substantially satisfied in previous periods, and (iii) decrease in revenue from consulting services provided to AES of $7.4 million.
Total revenue decreased by $21.5 million, or 2%, for the six months ended March 31, 2024, compared to the six months ended March 31, 2023. The decrease in total revenue for the six months ended March 31, 2024 was mainly attributable to a decrease in revenue related of our battery-based energy storage products and solutions by $29.5 million, partially offset by an increase in services revenue of $7.3 million. The decrease in revenue from our battery-based energy storage products and solutions was primarily driven by (i) favorable impacts in the prior period due to price increase change orders issued during the period of $24.3 million where the performance obligations were substantially satisfied in previous periods and (ii) decrease in revenue from consulting services provided to AES of $5.9 million.
Costs of Goods and Services
Cost of goods and services decreased by $108.4 million, or 16%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The decrease in cost of goods and services for the three months ended March 31, 2024 was mainly attributable to (i) the decrease of volume of Gen6 solutions delivered due to timing, (ii) net improvement of gross margins on the portfolio of newer Gen6 solutions projects delivered during the current period, and (iii) a decrease in warranty expense for the period of $7.7 million, due mostly to a change in estimate that occurred in the prior period but did not reoccur this period.

Cost of goods and services decreased by $79.3 million, or 8%, for the six months ended March 31, 2024, compared to the six months ended March 31, 2023. The decrease in cost of goods and services for the six months ended March 31, 2024 was primarily attributable (i) net improvement of gross margins on portfolio of newer Gen6 solutions projects delivered during the current period and (ii) a decrease in warranty expense for the period of $7.5 million due mostly to a change in estimate that occurred in the prior period but did not reoccur in the current period. These decreases in costs of goods and services were partially offset by the favorable impact of a settlement of contractual claims with our largest battery module vendor of $19.5 million recognized in December 2022.

Gross Profit and Gross Profit Margin
Gross profit increased by $33.4 million, or 108%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase in gross profit for the three months ended March 31, 2024 was primarily due to (i) net improvement of gross margins on the portfolio of newer Gen6 solutions projects in the current period and (ii) a decrease in warranty expense as described above in “Costs of goods and services.” These increases in gross profit were partially offset by (i) the favorable impacts in the prior period due to price increase change orders described above in “Total revenue” that did not reoccur in the current period and (ii) a decrease in gross profit from consulting services provided to AES of $5.4 million when compared to the prior period.
Gross profit increased by $57.7 million, or 135%, for the six months ended March 31, 2024, compared to the six months ended March 31, 2023. The increase in gross profit for the six months ended March 31, 2024 was primarily due to (i) net improvement of gross margins on the portfolio of newer Gen6 solutions projects in the current period and (ii) a decrease in warranty expense as described above in “Costs of goods and services.” These increases in gross profit were partially offset by (i) favorable impacts in the prior period due to price increase change orders described above in “Total revenue”, (ii) the favorable impact of a settlement of contractual claims with our largest battery module vendor described above in “Costs of goods and services” that did not reoccur this period, and (iii) a decrease in gross profit from consulting services provided to AES of $4.2 million when compared to the prior period.
Research and Development Expenses
Research and development expenses decreased by $5.1 million, or 23%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The decrease in research and development expenses for the three months ended March 31, 2024 was primarily attributable to a $3.6 million reduction in salaries and personnel-related costs, including stock-based compensation, due to relocation of certain R&D activities to lower cost locations.

Research and development expenses decreased by $8.8 million, or 21%, for the six months ended March 31, 2024, compared to the six months ended March 31, 2023. The decrease in research and development expenses for the six months ended March 31, 2024 was primarily attributable to a $6.8 million reduction in salaries and personnel-related costs, including stock-based compensation, due to relocation of certain R&D activities to lower cost locations.
Sales and Marketing Expenses
Sales and marketing expenses increased by $5.4 million, or 52%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase in sales and marketing expenses for the three months ended March 31, 2024 was primarily attributable to (i) a $1.5 million factoring discount on sale of accounts receivable recorded in the current period and (ii) a $1.4 million increase in salaries and personnel-related expenses, including stock-based compensation, due to an increase in headcount.

Sales and marketing expenses increased by $7.3 million, or 38%, for the six months ended March 31, 2024, compared to the six months ended March 31, 2023. The increase in sales and marketing expenses for the six months ended March 31, 2024 was primarily attributable to (i) a $2.7 million increase in information technology cost allocations to support our growth, (ii) a $1.5 million factoring discount on sale of accounts receivable recorded in the current period, and (iii) a $1.0 million increase in salaries and personnel-related expenses, including stock-based compensation, due to an increase in headcount.
General and Administrative Expenses
General and administrative expenses increased by $12.3 million, or 39%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase in general and administrative expense for the three months ended March 31, 2024 was primarily attributable to (i) an increase in salaries and personnel-related costs, including stock-based compensation, of $12.0 million due to higher headcount to support our growth and (ii) a $3.3 million increase in information technology licenses and consulting services related to implementation of new systems to support our growth. This increase was partially offset by a reduction in consulting services of $2.6 million, which were mostly related to the restructuring plan from fiscal year 2023 that is substantially completed and other non-recurring consulting services.

General and administrative expenses increased by $18.8 million, or 30%, for the six months ended March 31, 2024, compared to the six months ended March 31, 2023. The increase in general and administrative expenses for the six months ended March 31, 2024 was primarily attributable to (i) an increase in salaries and personnel-related expenses, including stock-based compensation, of $19.1 million due to higher headcount and (ii) a $5.3 million increase in information technology licenses and consulting services related to implementation of new systems to support our growth. This increase was partially offset by a reduction in consulting services of $2.3 million, which were mostly related to the restructuring plan from fiscal year 2023 that is substantially completed and other non-recurring consulting services.

Depreciation and Amortization
Depreciation and amortization was relatively flat in the three months ended March 31, 2024, compared to the three months ended March 31, 2023.

Depreciation and amortization was relatively flat in the six months ended March 31, 2024, compared to the six months ended March 31, 2023.

Interest Income, Net
Interest income, net decreased by $0.8 million, or 39%, in the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The decrease was primarily attributable to an increase in interest expense of $0.6 million on borrowing against a customer receivable.
Interest income, net increased by $0.5 million, or 19%, for the six months ended March 31, 2024, compared to the six months ended March 31, 2023. The increase in interest income, net for the six months ended March 31, 2024 was primarily attributable to an increase in interest income of $1.3 million due to higher interest rates on cash deposits and investments, partially offset by additional interest expense of $0.4 million related to writing off a portion of capitalized debt issuance costs related to termination of the Revolver.
Other Expense (Income), Net
Other expense, net decreased by $2.8 million, or 93%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The decrease in other expense, net for the three months ended March 31, 2024 was primarily attributable to (i) a $2.1 million decrease in unfavorable foreign currency exchange losses for monetary assets and liabilities period over period and (ii) the factoring income of $1.5 million related to the MRPA (as defined below) and recorded in the current period, partially offset by gains that did not reoccur in the current period on changes in fair value of short-term investments of $0.6 million.

Other (income), net decreased by $7.2 million, or 88%, for the six months ended March 31, 2024, compared to the six months ended March 31, 2023. The decrease in other (income), net for the six months ended March 31, 2024 was primarily attributable to (i) a decrease in favorable foreign currency exchange adjustments for monetary assets and liabilities of $7.1 million and (ii) gains that did not reoccur in the current period on changes in fair value of short-term investments of $1.3 million, partially offset by the factoring income of $1.5 million related to the MRPA recorded in the current period.
Income Tax Benefit
Income tax benefit increased by $1.5 million, or 1222%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase in income tax benefit for the three months ended March 31, 2024 is primarily attributable to a change in the mix of pre-tax losses globally.
Income tax benefit increased by $2.2 million, or 292%, for the six months ended March 31, 2024, compared to the six months ended March 31, 2023. The increase in income tax benefit for the six months ended March 31, 2024 was primarily attributable to a change in the mix of pre-tax losses globally and foreign exchange losses.

Net Loss
Net loss decreased by $24.5 million, or 66%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The decrease in net loss for the three months ended March 31, 2024 is primarily attributable to (i) an increase in “Gross profit” and (ii) a decrease in “Research and development expenses” as described above. This was partially offset by (i) an increase in “General and administrative expenses” and (ii) an increase in “Sales and marketing expenses” as described above.

Net loss decreased by $36.2 million, or 48%, for the six months ended March 31, 2024, compared to the six months ended March 31, 2023. The decrease in net loss for the six months ended March 31, 2024 is primarily attributable to (i) an increase in “Gross profit” and (ii) a decrease in “Research and development expenses” as described above. This was partially offset by (i) an increase in “General and administrative expenses”, (ii) an increase in “Sales and marketing expenses”, and (iii) an decrease in “Other expense (income), net” each as described above.
Liquidity and Capital Resources
Since inception and through March 31, 2024, our principal sources of liquidity were the proceeds from our IPO, our cash and cash equivalents, short-term borrowings, borrowings available under the Revolver, borrowings available under the ABL Facility (as defined below), supply chain financing, capital contributions from AES Grid Stability and Siemens Industry, proceeds from short term investments, and borrowings against note receivables and proceeds from sale of accounts receivable under the MRPA.
We believe the proceeds received from our IPO, cash flows from operations, which includes sales of accounts receivable under the MRPA, borrowings against notes receivable and borrowings available under the ABL Facility will be sufficient to meet our expense and capital requirements for at least the next 12 months following the filing of this Report.
Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of our growth initiatives and our introduction of new products, services, and digital application offerings, and overall economic conditions. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and cash requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilutions to our stockholders. The incurrence of additional debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, operations, and financial condition.
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
Supply Chain Financing

We have provided certain of our suppliers with access to a supply chain financing program through a third-party financing institution (the “SCF Bank”). This program allows us to seek extended payment terms with our suppliers and allows our suppliers to monetize their receivables prior to the payment due date, subject to a discount. Once a supplier elects to participate in the program and reaches an agreement with the SCF Bank, the supplier elects which individual invoices to sell to the SCF Bank. We then pay the SCF Bank on the invoice due date. We have no economic interest in a supplier’s decision to sell a receivable to the SCF Bank. The agreements between our suppliers and the SCF Bank are solely at their discretion and are negotiated directly between them. Our suppliers’ ability to continue using such agreements is primarily dependent upon the strength of our financial condition and guarantees issued by AES and Siemens Corporation, a subsidiary of Siemens, pursuant to the terms of the Credit Support and Reimbursement Agreement (as defined below). As of March 31, 2024, AES and Siemens Corporation, a subsidiary of Siemens, issued guarantees of $50.0 million each, for a total of $100.0 million, to SCF Bank on our behalf.
As of March 31, 2024, four suppliers were actively participating in the supply chain financing program, and we had $51.7 million of payables outstanding subject to the program. All outstanding payments owed under the program are recorded within “Accounts payable” on the condensed consolidated balance sheets.
Shelf Registration Statement
On August 11, 2023, we filed an automatic shelf registration statement on Form S-3 with the SEC (the “Form S-3”) which became effective upon filing and will remain effective through August 11, 2026. The Form S-3 allows us to offer and sell from time-to-time Class A common stock, preferred stock, depository shares, debt securities, warrants, purchase contracts or units comprised of any combination of these securities for our own account and allows certain selling stockholders to offer and sell 135,666,665 shares of Class A common stock in one or more offerings. We would not receive any proceeds from any sale of our Class A common stock by such selling stockholders. On December 8, 2023, 18,000,000 shares of Class A common stock of the Company registered by the Form S-3 with the SEC were sold pursuant to a secondary offering conducted by certain selling stockholders. We received no proceeds in connection with this offering.
The Form S-3 is intended to provide us flexibility to conduct registered sales of our securities, subject to market conditions, and our future capital needs. The terms of any future offering under the Form S-3 will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to the completion of any such offering.
Revolving Credit Facility
We entered into a Revolving Credit Agreement for a revolving credit facility (the “Revolver”) on November 1, 2021, by and among Fluence Energy, LLC, as the borrower, Fluence Energy Inc., as a parent guarantor, the subsidiary guarantors party thereto, the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent and collateral agent. The aggregate amount of commitments was $200.0 million. The Revolver was originally scheduled to mature on November 1, 2025. The Revolving Credit Agreement was terminated effective November 22, 2023, in conjunction with the entry into the new ABL Credit Agreement (as further described below), and at such time, the Company prepaid all amounts outstanding under the Revolver and terminated all Commitments (as defined in the Revolving Credit Agreement) thereunder. No penalties were required to be paid as a result of the termination.

For further discussion of the Revolver, refer to “Note 10 - Debt” to our unaudited condensed consolidated financial statements included elsewhere in this Report.
Asset-Based Lending Facility
On November 22, 2023, the Company entered into the ABL Credit Agreement, which was amended by the Master Assignment and Assumption and Issuing Bank Joinder, effective December 15, 2023, Amendment No. 1, dated April 8, 2024 (“Amendment No. 1”), and Amendment No. 2 dated May 8, 2024 (“Amendment No. 2”), which provides for revolving commitments in an aggregate principal amount of $400.0 million (the “ABL Facility”). The ABL Facility is secured by (i) a first priority pledge of Fluence Energy, Inc.’s equity interests in Fluence Energy, LLC and (ii) first priority security interests in, and mortgages on, substantially all tangible and intangible personal property and material fee-owned real property of Fluence Energy, Inc., Fluence Energy, LLC and Fluence Energy Global Production Operation, LLC, in each case, subject to customary exceptions and limitations. Borrowings under the ABL Facility will mature, and lending commitments thereunder will terminate, on November 22, 2027.

As of March 31, 2024, borrowing availability under the ABL Facility was determined by a borrowing base calculation that was based on specified percentages of U.S. eligible inventory, net orderly liquidation value of most recent inventory appraisal, and U.S. eligible in-transit inventory, less the aggregate amount of any reserves. Pursuant to the terms of Amendment No. 2, borrowing base calculation under the ABL Facility was expanded to also include borrowing base qualified cash, which is defined as the lesser of (a) the aggregate amount of cash (other than restricted cash) of the borrowers that is held in a specific borrowing base qualified cash account as of the applicable date of determination and (b) $100,000,000. After the deposit of any funds into the borrowing base qualified cash account, such funds are required to remain in the borrowing base qualified cash account subject to the satisfaction of certain conditions. The Company is obligated to provide a borrowing base certificate to lenders twenty days following the end of each calendar month, except during a reporting trigger period where it will provide such certificates on a weekly basis.
Pursuant to Amendment No. 1, the ABL Credit Agreement was amended to provide that during the period from March 29, 2024 through and including May 10, 2024, to the extent that no event of default was outstanding under the ABL Credit Agreement and there was no aggregate revolving credit exposure by the ABL Lenders thereunder, then in the event of a full cash dominion period, Barclays was not required to initiate daily cash sweeps of the Company’s controlled accounts. During the full cash dominion period existing between March 29, 2024 and May 8, 2024, Barclays did not initiate any daily cash sweeps of the Company’s controlled accounts. After giving effect to Amendment No. 2, unless a Covenant Relief Period (as defined below) has occurred and is continuing, the ABL Credit Agreement provides for a full cash dominion period (a) if an event of default is occurring or (b) beginning on the date on which Excess Availability (as defined below) is less than the greater of (i) 12.5% of the Line Cap and (ii) if the borrowing base then in effect is (A) less than $200.0 million, $25.0 million and (B) greater than or equal to $200.0 million, $50.0 million. Upon entering into Amendment No. 2, the Company is no longer in a full cash dominion period as a Covenant Relief Period is currently in effect. Excess Availability is defined under the ABL Facility as an amount equal to (a) the lesser of (i) the total commitments of all ABL Lenders and (ii) the borrowing base, minus (b) total revolving extensions of credit then outstanding. Line Cap is defined under the ABL Facility as the lesser of the total commitments of the ABL Lenders and the borrowing base. Covenant Relief Period is defined under the ABL Facility as a period during which (a) no default or event of default has occurred and continuing and (b) either of the following shall exist: (i) the aggregate revolving credit exposure of the ABL Lenders is not greater than $0 or (ii) each of (A) the amount of aggregate borrowings under the ABL Facility is not greater than $0; (ii) the non-cash collateralized LC exposure (as defined under the ABL Credit Agreement) is not greater than $15.0 million, and (C) the borrowing base exceeds the sum of all lenders’ letter of credit exposure.
In addition, Amendment No. 1 amended the ABL Credit Agreement to provide that during the period from March 29, 2024 through and including May 10, 2024, to the extent that there was no aggregate revolving credit exposure by the ABL Lenders thereunder, then the amount of required Excess Availability was zero. After giving effect to Amendment No. 2, the Company agreed that it will not, and its subsidiaries will not, permit Total Liquidity (as defined in the ABL Credit Agreement) at any time to be less than the greater of (i) 20% of the Line Cap then in effect and (ii) (A) if the borrowing base then in effect is less than $200.0 million, $50.0 million and (B) if the borrowing base then in effect is greater than or equal to $200.0 million, $64.0 million. In addition, unless a Covenant Relief Period is then in effect, the Company agreed that it will not, and its subsidiaries will not, permit Excess Availability at any time to be less than the greater of (i) $15.0 million and (ii) 10% of the Line Cap then in effect.
The ABL Credit Agreement sets forth that (i) loans comprising each ABR Borrowing (as defined in the ABL Credit Agreement) shall bear interest at the Alternate Base Rate (as defined in the ABL Credit Agreement) plus an additional margin ranging from 1.00% to 1.50%, (ii) loans comprising each Canadian Prime Loan Borrowing (as defined in the ABL Credit Agreement) shall bear interest at the Canadian Prime Rate (as defined in the ABL Credit Agreement) plus an additional margin ranging from 1.00% to 1.50%, and (iii) the loans comprising each Term Benchmark Borrowing (as defined in the ABL Credit Agreement) shall bear interest at the Adjusted Term SOFR Rate, the Adjusted EURIBOR Rate or Adjusted Term CORRA (each as defined in the ABL Credit Agreement), as applicable, plus an additional margin ranging from 2.00% to 2.50%, in each instance subject to customary benchmark replacement provisions. Fluence Energy, LLC is required to pay to the ABL Lenders a commitment fee on the average daily unused portion of the commitments through maturity, which shall accrue at the rate of (a) until the last day of the first full calendar quarter following the closing of the ABL Facility, 0.450% per annum, and (b) thereafter, 0.450% per annum if average revolving loan utilization is less than or equal to 50% and 0.375% per annum if average revolving loan utilization is greater than 50%. The ABL Facility also provides for a letter of credit sublimit in the amount of $200.0 million, if certain conditions are met. Each letter of credit issuance will be conditioned upon, among other conditions, the payment of certain customary issuance and administration fees, as well as payment of a fronting fee to each issuer thereof and payment of a letter of credit participation fee payable to the ABL Lenders.

The ABL Credit Agreement contains customary covenants for this type of financing, including, but not limited to, covenants that restrict our ability to incur indebtedness; incur liens; sell, transfer, or dispose of property and assets; make investments or acquisitions; pay dividends, make distributions or other restricted payments; and engage in affiliate transactions. The ABL Credit Agreement limits our ability to make certain payments, including dividends and distributions on Fluence Energy, LLC’s equity, the Company’s equity and other restricted payments. Under the terms of the ABL Credit Agreement, Fluence Energy, LLC and its subsidiaries are currently limited in their ability to pay cash dividends to, lend to, or make other investments in Fluence Energy, Inc., subject to certain exceptions. In addition, if certain payment conditions under the ABL Credit Agreement are satisfied, including the satisfaction of a minimum excess availability requirement, then additional specified transactions may be made by the Company and its subsidiaries. Such covenants will be tested on a quarterly basis and upon certain restricted payments, the incurrence of indebtedness, certain dispositions and other specified transactions. As of March 31, 2024, giving effect to the terms of Amendment No. 1, we were in compliance with all such applicable covenants or maintained availability above such covenant triggers. As of the date of this Report, giving effect to the terms of Amendment No. 2, we are in a Covenant Relief Period and to the extent applicable and required during a Covenant Relief Period, we are in compliance with any such applicable covenants or maintained availability above such applicable covenant triggers.
As of each of March 31, 2024 and the date of this Report, we had no borrowings under the ABL Facility and no letters of credit outstanding. Based on the borrowing base certificate in effect on each of March 31, 2024 and the date of this Report, we had $0.9 million of borrowing capacity and no borrowing capacity under the ABL Facility, respectively, in each case giving effect to the applicable terms of the ABL Credit Agreement then in effect.
Borrowings Against Note Receivable - Pledged as Collateral
In December 2022, we transferred $24.3 million in customer receivables to Standard Chartered Bank (“SCB”) in the Philippines for proceeds of $21.1 million. The receivables all related to our largest customer in that country. The underlying receivables transferred were previously aggregated into a long term note, with interest, and which has a maturity date of September 30, 2024. In April 2023, we aggregated and transferred an additional $30.9 million in receivables into a second long term note with the same customer to SCB for proceeds of $27.0 million, upon substantially similar terms as the December 2022 transfer and with a maturity date of December 27, 2024. These transactions are treated as secured borrowings as we did not transfer the entire note receivables due from the customer to SCB. We continue to receive quarterly interest income from the customer, while SCB is responsible for collecting payments on the principal balances which represent the initial receivable balances from the customer. We have no other continuing involvement or exposure related to the underlying receivables. For the six months ended March 31, 2024, the Company recorded net interest income of $0.2 million, which represents the aggregate of $2.3 million in interest income and $2.1 million in interest expense recorded in “Interest income, net.”
Sale of Receivables under Master Receivables Purchase Agreement
On February 27, 2024, Fluence Energy, LLC entered into a Master Receivables Purchase Agreement (“MRPA”), by and among Fluence Energy, LLC and any other seller from time to time party thereto, as sellers and servicers, and Credit Agricole Corporate and Investment Bank ("CACIB"), as purchaser, of certain receivables on an uncommitted basis. The MRPA provides that the outstanding amount of all Purchased Receivables under the MRPA will not exceed $75.0 million, with sublimits for each account debtor and for certain kinds of receivables. The MRPA may be terminated by either party at any time by 30 days’ prior written notice. Fluence Energy, LLC has granted CACIB a security interest in the Purchased Receivables, and proceeds thereof, as more fully described in the MRPA, in order to perfect CACIB’s ownership interest in the Purchased Receivables and secure the payment and performance of all obligations of Fluence Energy, LLC to CACIB under the MRPA. The MRPA contains other customary representations and warranties and covenants.

When receivables are sold under the MRPA, they are sold without recourse, and our continuing involvement is limited to their servicing, for which the Company receives a fee commensurate with the service provided and therefore no servicing asset or liability related to these receivables was recognized for any period presented. The fair value of the sold receivables approximated their book value due to their short-term nature.

For the three months ended March 31, 2024, we sold receivables to CACIB under the MRPA for net proceeds of $71.5 million. At the date of the true sale, the receivables were de-recognized in their entirety from the consolidated balance sheet. We charged a fee to our customer, primarily for providing extended payment terms, in relation to the sale of receivables. We recorded factoring income of $1.5 million and related factoring discount of $1.5 million during the period. The factoring income is recorded in “Other expense (income), net” and the factoring discount is recorded in “Sales and marketing expense” on the condensed consolidated statements of operations and comprehensive loss. Proceeds from the sold receivables are reflected in operating cash flows on the condensed consolidated statements of cash flows.

Credit Support and Reimbursement Agreement
We are party to an Amended and Restated Credit Support and Reimbursement Agreement, dated June 9, 2021, with AES and Siemens Industry (the “Credit Support and Reimbursement Agreement”) whereby they may, from time to time, agree to furnish credit support to us in the form of direct issuances of credit support to our lenders or other beneficiaries or through their lenders’ provision of letters of credit to backstop our own facilities or obligations. Pursuant to the Amended and Restated Credit Support and Reimbursement Agreement, if AES or Siemens Industry agree to provide a particular credit support (which they are permitted to grant or deny in their sole discretion), they are entitled to receipt of a credit support fee, reimbursement of actual costs and expenses incurred in having a credit support instrument issued and maintained, and reimbursement for all amounts paid to our lenders or other counterparties, payable upon demand. The Amended and Restated Credit Support and Reimbursement Agreement initially expires on June 9, 2025 (the “initial expiration date”), and will automatically and indefinitely continue after such date; after such initial expiration date, either AES or Siemens Industry is permitted to terminate the agreement upon six months prior notice. Any credit support under the Credit Support and Reimbursement Agreement will remain in effect after any such termination until such credit support has been replaced by the Company.
Currently, the Company has outstanding performance guarantees provided by AES and Siemens Industry and their respective affiliates that guarantee Fluence’s performance obligations under certain contracts with Fluence’s customers. These performance guarantees are issued pursuant to the terms of the Credit Support and Reimbursement Agreement. Fluence paid performance guarantee fees to its affiliates in exchange for guaranteeing Fluence’s performance obligations under certain contracts with Fluence’s customers. The guarantee fees are included in “Costs of goods and services” on Fluence’s condensed consolidated statements of operations and comprehensive loss. Guarantees are also issued by AES and Siemens, pursuant to the terms of the Credit Support and Reimbursement Agreement, in connection with the supplier chain financing program (as described in greater detail above).
Commitments, Guarantees, Letter of Credits, Surety Bonds, Off-Balance Sheet Arrangements
As of March 31, 2024, the Company had outstanding bank guarantees, parent guarantees, letters of credit, and surety bonds issued as performance security arrangements for a large number of customer projects. In addition, we have a limited number of parent company guarantees issued as payment security to certain vendors. The Company also has certain battery purchase obligations and spending requirements under our master supply agreement with suppliers. We are also party to both assurance and service-type warranties for various lengths of time. Refer to “Note 12 - Commitments and Contingencies” to our unaudited condensed financial statements included elsewhere in this Report for more information regarding our contingent obligations, including off-balance sheet arrangements, and legal contingencies.
Historical Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities for the periods presented.

	Six Months Ended March 31,		Change	Change %
($ in thousands)	2024	2023
Net cash provided by (used in) operating activities	$90,248	$(163,411)	$253,659	155.2%
Net cash (used in) provided by investing activities	$(7,491)	$35,503	$(42,994)	(121.1)%
Net cash (used in) provided by financing activities	$(6,631)	$23,810	$(30,441)	(127.8)%
Net cash flows provided by operating activities were $90.2 million for the six months ended March 31, 2024, compared to negative $163.4 million for the six months ended March 31, 2023. The $253.7 million increase in cash provided by operations period over period was primarily due to a decrease in net loss of $36.2 million and improvement in cash provided by working capital balances of $203.6 million. The details of cash provided by (used in) operations for each period are described below.

Net cash flows provided by operating activities of $90.2 million for the six months ended March 31, 2024, was primarily due to decreases in working capital balances due to timing of purchases and payments. Specifically, (i) accounts payable increased by $181.1 million due to the increase of $96.4 million in inventory to support projects in the second half of the fiscal year, as well as the timing of payments to various vendors, and (ii) deferred revenue, net of deferred revenue and payables with related parties increased by $57.1 million due to timing of various customer project billings in accordance with contract milestone payment schedules, offset by advance payments made as capacity guarantees pursuant to purchase agreements with our suppliers of $42.0 million during the period.

Net cash flows used in operations of $163.4 million for the six months ended March 31, 2023, was primarily due to (i) net loss of $74.6 million, (ii) increase in balance of trade receivables of $244.4 million due to timing of billings, and (iii) increase in balances of inventory of $103.5 million to support projects in second half of the fiscal year, which increased our cash used in operations. These effects on cash used were partially offset by increases in balances of (i) deferred revenue of $187.4 million, net of deferred revenue and payables with related parties, primarily driven by timing of execution of various customer projects and billings in accordance with contract milestone payment schedules and (ii) accounts payable of $93.4 million due to timing of payments to vendors, which decreased cash used in operations.

Net cash flows used in investing activities were $7.5 million for the six months ended March 31, 2024, which were primarily due to capital expenditures on software of $5.0 million and purchases of property and equipment of $2.5 million.

Net cash flows provided by investing activities were $35.5 million for the six months ended March 31, 2023, were primarily due to proceeds from the sale of short-term investments of $41.6 million partially offset by investment in a joint venture of $5.0 million and purchases of property and equipment of $1.1 million.

Net cash flows used in financing activities were $6.6 million for the six months ended March 31, 2024. The net cash flows used in financing activities were primarily related to $4.3 million in payments related to debt issuance costs for the ABL Facility and $3.9 million in payments for a previously acquired company (Nispera), offset by $1.6 million of proceeds from the exercise of stock options during the period.

Net cash flows provided by financing activities were approximately $23.8 million for the six months ended March 31, 2023. The net cash flows provided by financing activities were primarily related to $21.1 million of proceeds from borrowings against notes receivable and $3.0 million of proceeds from the exercise of stock options during the period, offset by $0.3 million related to Class A common stock withheld related to settlement of employee taxes for stock-based compensation awards.
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
On June 30, 2022, Siemens Industry, Inc. exercised its redemption right pursuant to the terms of LLC Agreement with respect to its entire holding of 58,586,695 LLC Interests of Fluence Energy, LLC, together with the corresponding cancellation of an equivalent number of shares of our Class B-1 common stock.
On December 8, 2023, AES Grid Stability exercised its redemption right pursuant to the terms of LLC Agreement with respect to 7,087,500 LLC Interests of Fluence Energy, LLC, together with the corresponding cancellation of an equivalent number of shares of our Class B-1 common stock.

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
During the six months ended March 31, 2024, there were no significant changes in application of our critical accounting policies or estimation procedures from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our 2023 Annual Report and the notes to the audited consolidated financial statements appearing elsewhere in the 2023 Annual Report.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024, the end of the period covered by this Report. Based upon that evaluation, and because of the material weaknesses remediation measures described below, management concluded that, as of March 31, 2024, our disclosure controls and procedures were effective.

Material Weaknesses and Remediation Measures
As disclosed previously in the Company’s 2023 Annual Report, a material weakness existed in the internal control related to the Company’s estimate at completion (“EAC”) process, which is used in the percentage of completion (“POC”) accounting for our battery energy storage solutions. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.
Management enhanced and implemented changes to processes and provided training to control owners during the first six months of fiscal year 2024. As result of these efforts and our own testing, management has concluded the material weakness has been remediated as of March 31, 2024.
Changes in Internal Control over Financial Reporting
Other than the changes to our internal control over financial reporting described in “Material Weaknesses and Remediation Measures” above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
From time to time, we may be involved in litigation relating to claims that arise out of our operations and business that cover a wide range of matters, including, but not limited to, intellectual property matters, commercial and contract disputes, insurance and property damage claims, labor and employment claims, personal injury claims, product liability claims, environmental claims and warranty claims. Currently, there are no claims or proceedings against us that we believe will have a material adverse effect on our business, financial condition, results of operations, or cash flows. However, the results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, we may incur significant costs and experience a diversion of management resources as a result of claims and litigation.
For a description of our material pending legal contingencies, please see “Note 12 - Commitments and Contingencies”, to the unaudited condensed consolidated financial statements included elsewhere in this Report.
Item 1A. Risk Factors

There have been no material changes with respect to our risk factors previously disclosed in our 2023 Annual Report, other than as set forth below. You should carefully consider the risks described in Item 1A. "Risk Factors" of our 2023 Annual Report, and all of the other information included in this Report, before making an investment decision. Our business, financial condition and results of operations could be materially and adversely affected by any of these risks or uncertainties.

Our ABL Credit Agreement imposes certain restrictions that may affect our ability to operate our business and make payments on our indebtedness and may limit our ability to borrow under the ABL Facility.

We are party to the ABL Credit Agreement with revolving commitments in an aggregate principal amount of $400.0 million, as amended from time to time. The ABL Credit Agreement contains covenants that, among other things, restrict our ability to incur indebtedness; incur liens; sell, transfer, or dispose of property and assets; invest; pay dividends, make distributions or other restricted payments and engage in affiliate transactions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources— Asset-Based Lending Facility” for further discussion of the ABL Facility. These restrictions may restrict our current and future operations, particularly our ability to respond to certain changes in our business or industry or take future actions, including raising additional debt or equity financing to operate during general economic or business downturns, to compete effectively or to take advantage of new business opportunities. As of each of March 31, 2024 and the date of this Report, we had no borrowings under the ABL Facility and no letters of credit outstanding.

Our ability to meet the restrictive covenants under the ABL Credit Agreement may be impacted by events beyond our control. Our ABL Credit Agreement and related security agreements provide that our breach or failure to satisfy certain covenants constitutes an event of default. Upon the occurrence of an event of default, our lenders could elect to declare all amounts outstanding, if any, under its debt agreements to be immediately due and payable. In addition, our lenders, to whom we granted a security interest in substantially all of our assets, would have the right to proceed against such assets we provided as collateral pursuant to the ABL Credit Agreement and related security agreement. If our borrowings under our ABL Facility was to be accelerated, we may not have sufficient cash on hand or be able to sell sufficient collateral to repay it or be able to borrow sufficient funds to refinance it, which would have an immediate adverse effect on our business and operating results.
Borrowing availability under the ABL Facility is subject to a borrowing base calculated in part on percentage of Net Orderly Liquidation Value (as defined in the ABL Credit Agreement) of our Eligible Inventory and Eligible In-Transit Inventory (both as defined under the ABL Credit Agreement), which, may be impacted by factors outside of our control, including demand for the Company’s products, production levels, operating activities, competition with producers of similar products, U.S. legislation and regulation, and supply chain factors. For example, if our inventory in the United States is limited and lower than expected, then our borrowing base availability under the ABL has and may in the future decline and we have had, and may in the future have, no borrowing capacity under the ABL Facility. In addition, the agent under the ABL Credit Agreement is permitted to adjust what is included in Eligible Inventory and Eligible In-Transit Inventory definitions and impose reserves under the ABL Facility, in its discretion, which could materially adversely affect the borrowing base availability. As a result of the foregoing, we may not have full or any access to borrowings or letters of credit under the ABL Facility based on the actual borrowing base calculation with respect to any period. As of the date of this Report, based on the most current borrowing base certificate delivered to the ABL Lenders, we had no borrowing availability under the ABL Facility as a result of limited U.S. Eligible Inventory and Eligible In-Transit Inventory, due

primarily to timing of our U.S. projects. Any limitation on our ability to borrow against the ABL Facility may have a material adverse impact on our liquidity and out ability to fund future operations.
Amendment No. 2 to the ABL Credit Agreement expands the borrowing base calculation under the ABL Facility to include borrowing base qualified cash, which would be held in a specific borrowing base qualified cash account with Barclays. In addition, the borrowers must satisfy certain release conditions prior to the transfer of funds out of the borrowing base qualified cash account, and there is no guarantee that the borrowers will be able to satisfy such conditions at any given time. To the extent the Company maintains such borrowing base qualified cash account, the cash deposited into such account will be restricted under the terms of the ABL Credit Agreement and not available to the Company for other business purposes. The ABL Credit Agreement also requires us to dedicate a portion of our cash flow from operations to interest payments, thereby reducing the availability of cash flow to fund working capital, capital expenditures and other general corporate purposes.
Further, to the extent that no Covenant Relief Period is in effect, the ABL Credit Agreement provides for a full cash dominion period if certain thresholds are not met under the ABL Credit Agreement. During a full cash dominion period, Barclays has ability to conduct daily sweeps of our controlled accounts, which may place constraints on our cash management system and could impede our access to liquidity.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

(a)     Amendment No. 2 to ABL Credit Agreement

On May 8, 2024, the Company entered into Amendment No. 2 to the ABL Credit Agreement. Amendment No. 2 expands the borrowing base calculation under the ABL Credit Agreement to include borrowing base qualified cash, which is defined as the lesser of (a) the aggregate amount of cash (other than restricted cash) of the borrowers that is held in a specific borrowing base qualified cash account and (b) $100,000,000. After the deposit of any funds into the borrowing base qualified cash account, borrowers must satisfy certain release conditions prior to the transfer of funds out of the borrowing base qualified cash account. Amendment No. 2 also amended the ABL Credit Agreement to provide that if a Covenant Relief Period has occurred and is continuing, then there shall be no full cash dominion period under the ABL Credit Agreement. Amendment No. 2 defined the Covenant Relief Period as a period during which (a) no default or event of default has occurred and continuing and (b) either of the following shall exist: (i) the aggregate revolving credit exposure of the ABL Lenders is not greater than $0 or (ii) each of (A) the amount of aggregate borrowings under the ABL Facility is not greater than $0; (ii) the non-cash collateralized LC exposure (as defined under the ABL Credit Agreement) is not greater than $15.0 million; and (C) the borrowing base exceeds the sum of all lenders’ letter of credit exposure.
Amendment No. 2 amended the ABL Credit Agreement to provide that the Company will not, and its subsidiaries will not, permit Total Liquidity (as defined in the ABL Credit Agreement) at any time to be less than the greater of (i) 20% of the Line Cap then in effect and (ii) (A) if the borrowing base then in effect is less than $200.0 million, $50.0 million and (B) if the borrowing base then in effect is greater than or equal to $200.0 million, $64.0 million. In addition, unless a Covenant Relief Period is then in effect, the Company agreed that it will not, and its subsidiaries will not, permit Excess Availability to be less than the greater of (i) $15.0 million and (ii) 10% of the Line Cap then in effect.

The foregoing description of Amendment No. 2 is qualified in its entirety by reference to the full text of the Amendment No. 2, a copy of which is filed as Exhibit 10.3 hereto and is incorporated herein by reference.

(c)     Director and Officer Rule 10b5-1 Trading Arrangements
During the three months ended March 31, 2024, the following directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified, or terminated “Rule 10b5-1 trading arrangements” and/or “non-Rule 10b5-1 trading arrangements” (each as defined in Item 408 of Regulation S-K).
John Zahurancik, Senior Vice President and President, Americas
On March 14, 2024, Mr. Zahurancik modified his existing Rule 10b5-1 sales plan (the “Amended Zahurancik Plan”), initially adopted on December 15, 2023. The Amended Zahurancik Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c). The Amended Zahurancik Plan provides for the potential exercise of vested stock options and the associated sale of up to an aggregate of 25,000 shares of Class A common stock. The Zahurancik Plan terminates on the earlier of (i) June 20, 2024, or (ii) such date the Amended Zahurancik Plan is otherwise terminated according to its terms. Mr. Zahurancik sold no shares under his original Rule 10b5-1 sales plan prior to modification on March 14, 2024.

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
10.1*
Master Receivables Purchase Agreement by and among Fluence Energy, LLC and any other seller from time to time party thereto, as sellers and servicers, and Credit Agricole Corporate and Investment Bank, dated February 27, 2024.

10.2*
Amendment No. 1, dated April 8, 2024, to the Syndicated Facility Agreement, dated as of November 22, 2023, among Fluence Energy, LLC as the Parent Borrower, the other borrowers party thereto, Fluence Energy, Inc., as the Parent, the other guarantors party thereto, the lenders party thereto, and Barclays Bank PLC, as Administrative Agent.

10.3*
Amendment No. 2, dated May 8, 2024, to the Syndicated Facility Agreement, dated as of November 22, 2023, among Fluence Energy, LLC as the Parent Borrower, the other borrowers party thereto, Fluence Energy, Inc., as the Parent, the other guarantors party thereto, the lenders party thereto, and Barclays Bank PLC, as Administrative Agent.

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

Incorporated by Reference
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

Fluence Energy, Inc.

Date: May 9, 2024	By:	/s/ Julian Nebreda
Julian Nebreda Chief Executive Officer and President (Principal Executive Officer)

Date: May 9, 2024	By:	/s/ Ahmed Pasha
Ahmed Pasha Chief Financial Officer and Senior Vice President (Principal Financial Officer)