Form 10-Q
period 2024-06-30
Fluence Energy, Inc.
filed 2024-08-07
CIK 1868941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of August 5, 2024, the registrant had 128,991,227 shares of Class A common stock outstanding and 51,499,195 shares of Class B-1 common stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q for the period ended June 30, 2024 (this “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Report are forward-looking statements. In particular, statements regarding our future results of operations and financial position, operational performance, anticipated growth and business strategy, future revenue recognition and estimated revenues, future capital expenditures and debt service obligations, projected costs, prospects, plans, and objectives of management for future operations, including, among others, statements regarding expected growth and demand for our energy storage solutions, services, and digital application offerings, relationships with new and existing customers and suppliers, introduction of new energy storage solutions, services, and digital application offerings and adoption of such offerings by customers, assumptions relating to the Company’s tax receivable agreement, expectations relating to backlog, pipeline, and contracted backlog, current expectations relating to legal contingencies, and anticipated impact and benefits from the Inflation Reduction Act of 2022 and related U.S. Treasury domestic content guidelines on us and our customers, contained in this Report are forward-looking statements. In some cases, you may identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “seeks,” “intends,” “targets,” “projects,” “contemplates,” “grows,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
These forward-looking statements are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including our limited operating and revenue history as an independent entity and the nascent clean energy industry; our history of net losses, we anticipate increasing expenses in the future, and our ability to maintain prolonged profitability; delays, disruptions, and quality control problems in our manufacturing operations; difficulties in establishing mass manufacturing capacity and estimating potential cost savings and efficiencies from anticipated improvements to our manufacturing capabilities; dependence on our existing suppliers and supply chain competition; supplier concentration and capacity; interruption of flow and/or availability of components and materials from international vendors; significant changes in the cost of raw materials and product components; vendor non-compliance with ethical business practices and applicable laws and regulations; loss of significant customers or their inability to perform under their contracts; competition for our offerings and our ability to attract and retain customers; ability to effectively manage our recent and future growth and expansion of our business and operations; ability to maintain and enhance our reputation and brand recognition; success of our relationships with third parties; ability to attract and retain highly qualified personnel; risk related to the construction, utility interconnection, commissioning and installation of our energy storage products, cost overruns, and delays; risks related to defects, errors, vulnerabilities and/or bugs in our products and technology; compromises, interruptions, or shutdowns of our systems; lengthy sales and installation cycle for our products and services and ability to timely close sales; amounts included in our pipeline and contracted backlog may not result in actual revenue or translate into profits; events and incidents relating to storage, delivery, installation, operation, maintenance and shutdowns of our products; risks relating to whether renewable energy technologies are suitable for widespread adoption or if sufficient demand for our hardware and software-enabled services does not develop or takes longer to develop than we anticipate; estimates on size of our total addressable market; barriers arising from electric utility industry policies and regulations; cost of electricity available from alternative sources; risk relating to interest rates or a reduction in the availability of tax equity or project debt capital in the global financial markets and corresponding effects on customers’ ability to finance energy storage systems and demand for our products; potential changes in tax laws or regulations, including relating to incentives under the IRA; reduction, elimination, or expiration of government incentives or regulations regarding renewable energy; decline in public acceptance of renewable energy, or delay, prevent, or increase in the cost of customer projects; restrictions set forth in our 2024 Credit Agreement or other debt agreements we may enter into; uncertain future capital needs and potential need to raise additional funds in the future; ability to obtain, maintain and enforce proper protection for our intellectual property, including our technology; risks related to legal proceedings, regulatory disputes, and government inquiries; risks related to us being a “controlled company” within the meaning of the NASDAQ rules; our relationship with our founders; and the factors described under the headings Part I, Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended September 30, 2023, filed with the Securities and Exchange Commission (the “SEC”) on November 29, 2023 (the “2023 Annual Report”), and Part II, Item

1A. “Risk Factors” and Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Many of the important factors that will determine these results are beyond our ability to control or predict. Accordingly, you should not place undue reliance on any such forward-looking statements. We qualify all forward-looking statements contained in this Report by these cautionary statements. Any forward-looking statement speaks only as of the date on which it is made, and, except as otherwise required by law, we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Part I - Financial Information
Item 1. Financial Statements
FLUENCE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars in Thousands, except share and per share amounts)

	Unaudited
	June 30, 2024	September 30, 2023
Assets
Current assets:
Cash and cash equivalents	$388,242	$345,896
Restricted cash	101,988	106,835
Trade receivables, net	93,497	103,397
Unbilled receivables	96,002	192,064
Receivables from related parties	100,945	58,514
Advances to suppliers	155,648	107,947
Inventory, net	469,934	224,903
Current portion of notes receivable - pledged as collateral	55,251	24,330
Other current assets	42,453	31,074
Total current assets	1,503,960	1,194,960
Non-current assets:
Property and equipment, net	$13,586	$12,771
Intangible assets, net	58,628	55,752
Goodwill	26,337	26,020
Deferred income tax asset	85	86
Note receivable - pledged as collateral	—	30,921
Other non-current assets	87,357	31,639
Total non-current assets	185,993	157,189
Total assets	$1,689,953	$1,352,149
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$321,880	$65,376
Deferred revenue	409,612	273,164
Deferred revenue with related parties	36,742	110,274
Current portion of borrowings against note receivable - pledged as collateral	53,714	22,539
Personnel related liabilities	41,435	52,174
Accruals and provisions	213,339	175,960
Taxes payable	32,619	29,465
Other current liabilities	15,365	16,711
Total current liabilities	1,124,706	745,663
Non-current liabilities:
Deferred income tax liability	$5,143	$4,794
Borrowings against note receivable - pledged as collateral	—	28,024
Other non-current liabilities	21,927	17,338
Total non-current liabilities	27,070	50,156
Total liabilities	1,151,776	795,819
Stockholders’ Equity:
Preferred stock, $0.00001 per share, 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2024 and September 30, 2023	—	—
Class A common stock, $0.00001 par value per share, 1,200,000,000 shares authorized; 129,656,527 shares issued and 128,893,582 shares outstanding as of June 30, 2024; 119,593,409 shares issued and 118,903,435 shares outstanding as of September 30, 2023, respectively	1	1
Class B-1 common stock, $0.00001 par value per share, 134,325,805 shares authorized; 51,499,195 shares issued and outstanding as of June 30, 2024; $0.00001 par value per share, 200,000,000 shares authorized; 58,586,695 shares issued and outstanding as of September 30, 2023, respectively	—	—
Class B-2 common stock, $0.00001 par value per share, 200,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2024 and September 30, 2023	—	—
Treasury stock, at cost	(9,040)	(7,797)
Additional paid-in capital	627,923	581,104
Accumulated other comprehensive income	1,572	3,202
Accumulated deficit	(199,291)	(174,164)
Total stockholders’ equity attributable to Fluence Energy, Inc.	421,165	402,346
Non-Controlling interests	117,012	153,984
Total stockholders’ equity	538,177	556,330
Total liabilities and stockholders’ equity	$1,689,953	$1,352,149
The accompanying notes are an integral part of these condensed consolidated statements

FLUENCE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS (UNAUDITED)
(U.S. Dollars in Thousands, except share and per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Revenue	$328,091	$431,616	$856,125	$1,042,328
Revenue from related parties	155,226	104,735	614,289	502,669
Total revenue	483,317	536,351	1,470,414	1,544,997
Cost of goods and services	400,272	514,531	1,286,803	1,480,324
Gross profit	83,045	21,820	183,611	64,673
Operating expenses:
Research and development	14,976	9,918	47,843	51,631
Sales and marketing	14,773	10,106	41,271	29,299
General and administrative	45,106	38,145	126,901	101,190
Depreciation and amortization	3,624	2,267	8,589	7,360
Interest income, net	(1,300)	(1,520)	(4,554)	(4,251)
Other expense (income), net	562	(733)	(410)	(8,862)
Income (loss) before income taxes	5,304	(36,363)	(36,029)	(111,694)
Income tax expense (benefit)	4,229	(1,318)	1,328	(2,058)
Net income (loss)	$1,075	$(35,045)	$(37,357)	(109,636)
Net income (loss) attributable to non-controlling interest	$290	$(11,655)	$(12,230)	(36,748)
Net income (loss) attributable to Fluence Energy, Inc.	$785	$(23,390)	$(25,127)	$(72,888)

Weighted average number of Class A common shares outstanding:
Basic	127,910,081	117,456,282	125,273,648	116,368,987
Diluted	184,219,065	117,456,282	125,273,648	116,368,987
Income (loss) per share of Class A common stock:
Basic	$0.01	$(0.20)	$(0.20)	$(0.63)
Diluted	$—	$(0.20)	$(0.20)	$(0.63)

Impact of foreign currency translation and cash flow hedges, net of tax	(2,343)	5,079	(2,311)	25
Total other comprehensive (loss) income	$(2,343)	$5,079	$(2,311)	$25
Total comprehensive loss	$(1,268)	$(29,966)	$(39,668)	$(109,611)
Comprehensive loss attributable to non-controlling interest	(384)	$(9,963)	$(12,911)	$(36,761)
Total comprehensive loss attributable to Fluence Energy, Inc.	$(884)	$(20,003)	$(26,757)	$(72,850)

The accompanying notes are an integral part of these condensed consolidated statements

FLUENCE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(U.S. Dollars in Thousands, except Shares)

	Class A Common Stock		Class B-1 Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Non-Controlling interest	Total stockholders’ equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at March 31, 2024	127,387,538	$1	51,499,195	—	$617,793	$(200,076)	$3,241	694,423	$(7,885)	$118,662	$531,736
Net Income	—	—	—	—	—	785	—	—	—	290	1,075
Stock-based compensation	463,449	—	—	—	6,140	—	—	—	—	—	6,140
Class A common stock withheld related to settlement of employee taxes for stock-based compensation awards	(68,522)	—	—	—	—	—	—	68,522	(1,155)	—	(1,155)
Effect of remeasurement of non-controlling interest due to other share transactions	—	—	—	—	1,266	—	—	—	—	(1,266)	—
Proceeds from exercise of stock options	1,111,117	—	—	—	2,724	—	—	—	—	—	2,724
Impact of foreign currency translation and cash flow hedges, net of tax	—	—	—	—	—	—	(1,669)	—	—	(674)	(2,343)
Balance at June 30, 2024	128,893,582	$1	51,499,195	—	$627,923	$(199,291)	$1,572	762,945	$(9,040)	$117,012	$538,177

	Class A Common Stock		Class B-1 Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Non-Controlling interest	Total stockholders’ equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at September 30, 2023	118,903,435	1	58,586,695	—	581,104	(174,164)	3,202	689,974	(7,797)	153,984	556,330
Net Loss	—	—	—	—		(25,127)	—	—	—	(12,230)	(37,357)
Stock-based compensation	839,112	—	—	—	18,386		—	—	—		18,386
Class A common stock withheld related to settlement of employee taxes for stock-based compensation awards	(72,971)	—	—	—	—	—	—	72,971	(1,243)	—	(1,243)
Effect of AES redemption of Class B-1 common stock for Class A common stock	7,087,500		(7,087,500)	—	21,428	—	—	—	—	(21,428)	—
Effect of remeasurement of non-controlling interest due to other share transactions	354,134	—	—	—	2,633	—	—	—	—	(2,633)	—
Proceeds from exercise of stock options	1,782,372	—	—	—	4,372	—	—	—	—		4,372
Impact of foreign currency translation and cash flow hedges, net of tax	—	—	—	—	—	—	(1,630)	—	—	(681)	(2,311)
Balance at June 30, 2024	128,893,582	$1	51,499,195	—	$627,923	$(199,291)	$1,572	762,945	$(9,040)	$117,012	$538,177

	Class A Common Stock		Class B-1 Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Non-Controlling interest	Total stockholders’ equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at March 31, 2023	116,486,460	1	58,586,695	—	563,222	(154,041)	(565)	572,251	(5,301)	164,679	567,995
Net Loss	—	—	—	—	—	(23,390)	—	—	—	(11,655)	(35,045)
Stock-based compensation	358,788	—	—	—	5,677	—	—	—	—	—	5,677
Class A common stock withheld related to settlement of employee taxes for stock-based compensation awards	(73,537)	—	—	—	—	—	—	73,537	(1,331)	—	(1,331)
Effect of remeasurement of non-controlling interest due to other share transactions	—	—	—	—	1,877	—	—	—	—	(1,877)	—
Proceeds from exercise of stock options	1,511,607	—	—	—	3,074	—	—	—	—	—	3,074
Impact of foreign currency translation and cash flow hedges, net of tax	—	—	—	—	—	—	3,387	—	—	1,692	5,079
Balance at June 30, 2023	118,283,318	$1	58,586,695	—	$573,850	$(177,431)	$2,822	645,788	$(6,632)	$152,839	$545,449

	Class A Common Stock		Class B-1 Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Non-Controlling interest	Total stockholders’ equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at September 30, 2022	114,873,121	1	58,586,695	—	542,602	(104,544)	2,784	550,904	(5,013)	193,378	629,208
Net Loss	—	—	—	—	—	(72,888)	—	—	—	(36,748)	(109,636)
Stock-based compensation	667,048	—	—	—	21,440	—	—	—	—	—	21,440
Class A common stock withheld related to settlement of employee taxes for stock-based compensation awards	(94,884)	—	—	—	—	—	—	94,884	(1,619)	—	(1,619)
Effect of remeasurement of non-controlling interest due to other share transactions	—	—	—	—	3,778	—	—	—	—	(3,778)	—
Proceeds from exercise of stock options	2,838,033	—	—	—	6,030	—	—	—	—	—	6,030
Impact of foreign currency translation and cash flow hedges, net of tax	—	—	—	—	—	—	38	—	—	(13)	25
Balance at June 30, 2023	118,283,318	$1	58,586,695	—	$573,850	$(177,431)	$2,822	645,788	$(6,632)	$152,839	$545,449
The accompanying notes are an integral part of these condensed consolidated statements

FLUENCE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(U.S. Dollars in Thousands)

	Nine Months Ended June 30,
	2024	2023
Operating activities
Net loss	$(37,357)	$(109,636)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,395	7,739
Amortization of debt issuance costs	1,420	457
Inventory provision (benefit)	15,467	(1,097)
Stock-based compensation	18,386	21,440
Deferred income taxes	295	(1,276)
Changes in operating assets and liabilities:
Trade receivables, net	4,811	(66,036)
Unbilled receivables	97,076	(17,315)
Receivables from related parties	(42,424)	55,432
Advances to suppliers	(46,999)	(8,142)
Inventory	(257,916)	145,982
Other current assets	(35,381)	5,192
Other non-current assets	(8,029)	(30,984)
Accounts payable	256,264	(139,244)
Deferred revenue with related parties	(73,564)	(155,534)
Deferred revenue	131,073	168,024
Accruals and provisions	37,139	(83,518)
Taxes payable	1,913	12,004
Other current liabilities	22,425	24,593
Other non-current liabilities	(25,838)	11,432
Net cash provided by (used in) operating activities	69,156	(160,487)
Investing activities
Proceeds from maturities of short-term investments	—	111,674
Payments for purchase of investment in joint venture	—	(5,013)
Capital expenditures on software	(8,606)	(7,284)
Purchase of property and equipment	(4,838)	(1,877)
Net cash (used in) provided by investing activities	(13,444)	97,500
Financing activities
Class A common stock withheld related to settlement of employee taxes for stock-based compensation awards	(1,243)	(1,618)
Debt Issuance Costs	(5,004)	—
Payments for acquisitions	(3,892)	—
Proceeds from exercise of stock options	4,372	6,030
Proceeds from borrowing against note receivable - pledged as collateral	—	48,176
Net cash (used in) provided by financing activities	(5,767)	52,588
Effect of exchange rate changes on cash and cash equivalents	632	(3,226)
Net increase (decrease) in cash, cash equivalents, and restricted cash	50,577	(13,625)
Cash, cash equivalents, and restricted cash as of the beginning of the period	462,731	429,721
Cash, cash equivalents, and restricted cash as of the end of the period	$513,308	$416,096
Supplemental Cash Flows Information
Interest paid	$2,178	$955
Cash paid for income taxes	$1,719	$928
The accompanying notes are an integral part of these condensed consolidated statements

FLUENCE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.    Organization and Operations
Fluence Energy, Inc., a Delaware corporation (the “Company”), was formed on June 21, 2021. We conduct our business operations through Fluence Energy, LLC, and its direct and indirect subsidiaries. Fluence Energy, LLC was formed on June 30, 2017 as a joint venture between Siemens Industry, Inc. (“Siemens Industry”), an indirect subsidiary of Siemens AG (“Siemens”), and AES Grid Stability, LLC (“AES Grid Stability”), an indirect subsidiary of The AES Corporation (“AES”), and commenced operations on January 1, 2018. We refer to Siemens Industry and AES Grid Stability as the “Founders” in this Quarterly Report on Form 10-Q for the period ended June 30, 2024 (this “Report”).
Upon the completion of our initial public offering (“IPO”) on November 1, 2021, Fluence Energy, Inc. became a holding company whose sole material assets are the limited liability company interests (the “LLC Interests”) in Fluence Energy, LLC. All of our business is conducted through Fluence Energy, LLC, together with its subsidiaries, and the financial results of Fluence Energy, LLC are consolidated in our financial statements. Fluence Energy, LLC is taxed as a partnership for federal income tax purposes and, as a result, its members, including Fluence Energy, Inc., pay income taxes with respect to their allocable shares of its net taxable income. As of June 30, 2024, Fluence Energy, LLC had subsidiaries operating in Germany, Australia, Philippines, Chile, the Netherlands, the United States, India, Singapore, United Kingdom, Canada, Taiwan, Ireland, and Switzerland. Except where the context clearly indicates otherwise, “Fluence,” “we,” “us,” “our” or the “Company” refers to Fluence Energy, Inc. and all of its direct and indirect subsidiaries, including Fluence Energy, LLC.
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
Secondary Offering and AES Redemption
On December 8, 2023, AES Grid Stability, Siemens Pension-Trust e.V. (“Siemens Pension Trust”), and Qatar Holding LLC (“QHL” and together with AES Grid Stability and Siemens Pension Trust in such context, the “Selling Stockholders”) closed an underwritten public offering (the “Offering”) of 18,000,000 shares of Class A common stock by the Selling Stockholders. The Company did not sell any of its shares of Class A common stock in the Offering and the Company did not receive any proceeds from the Offering. Pursuant to the terms of the Company’s Registration Rights Agreement, dated as of November 1, 2021, by and among the Company and the Original Equity Owners (as defined therein), the Company paid $0.7 million in certain expenses of the Selling Stockholders related to the Offering, while the Selling Stockholders paid all applicable underwriting discounts and commissions.

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
Non-Controlling Interest
As the sole managing member of Fluence Energy, LLC, Fluence Energy, Inc. operates and controls all the business and affairs of Fluence Energy, LLC and, through Fluence Energy, LLC and its direct and indirect subsidiaries, conducts the Company’s business. Fluence Energy, LLC is a variable interest entity, of which Fluence Energy, Inc. beneficially owns a 71.45% interest as of June 30, 2024. For accounting purposes, Fluence Energy, Inc. is considered the primary beneficiary and therefore consolidates the results of Fluence Energy, LLC and its direct and indirect subsidiaries. The table below summarizes the ownership structure at the end of each respective period:

	June 30, 2024	September 30, 2023
Controlling Interest Ownership	71.45%	66.99%
Non-Controlling Interest Ownership (AES)	28.55%	33.01%
Unaudited Interim Financial Information
The accompanying condensed consolidated financial statements as of June 30, 2024, and for the three and nine months ended June 30, 2024 and 2023 are unaudited. These financial statements should be read in conjunction with the Company’s audited financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2023 filed with the SEC on November 29, 2023 (the “2023 Annual Report”). In our opinion, such unaudited financial statements reflect all adjustments, including normal recurring items, that are necessary for the fair statement of the Company’s financial position as of June 30, 2024, the results of its operations for the three and nine months ended June 30, 2024 and 2023, and its cash flows for the nine months ended June 30, 2024 and 2023. The financial data and other information disclosed in these notes related to the three and nine months ended June 30, 2024 and 2023 are also unaudited. The results for the three and nine months ended June 30, 2024 and 2023 are not necessarily indicative of results for the full year ending September 30, 2024 and 2023, any other interim periods, or any future year or period. The balance sheet as of September 30, 2023 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted in the interim financial statements.
For a complete description of our significant accounting policies, refer to “Note 2 - Summary of Significant Accounting Policies and Estimates” in the audited consolidated financial statements included in our 2023 Annual Report.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. Items subject to such estimates and assumptions include: the relative fair value allocations to contingencies with multiple elements, the carrying amount and estimated useful lives of long-lived assets; impairment of goodwill, intangible assets, and long-lived assets; valuation allowances for inventories; deferred tax assets; revenue recognized under the percentage-of-completion method; transaction price estimates with variable consideration; accrued bonuses; and various project-related provisions including, but not limited to, estimated losses, warranty obligations.
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

in thousands	June 30, 2024	September 30, 2023
Cash and cash equivalents	$388,242	$345,896
Restricted cash	101,988	106,835
Restricted cash included in “Other non-current assets”	23,078	10,000
Total cash, cash equivalents and restricted cash	$513,308	$462,731
Restricted cash at the end of each respective period consisted of the following:

in thousands	June 30, 2024	September 30, 2023
Collateral for credit card program	$2,795	$2,644
Collateral for outstanding bank guarantees	88,087	102,586
Collateral for surety program	9,428	—
Term deposits	1,678	1,605
Collateral for surety program included in “Other non-current assets”	23,078	10,000
Total restricted cash	$125,066	$116,835
Revenue and Cost Recognition
The Company’s revenue recognition policy included herein is based on the application of Accounting Standards Codification - Revenue from Contracts with Customers (ASC 606). As of June 30, 2024, the Company’s revenue was generated primarily from the sale of energy storage products and solutions, providing operational services, and the sale of digital applications and solutions.
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
Revenue for these performance obligations is recognized using the percentage of completion method based on cost incurred as a percentage of total estimated contract costs. Standard inventory materials (including batteries, enclosures, chillers, and others, which are assembled into “cubes”) that could be used interchangeably on other projects are included in our measure of progress when they are integrated into, or restricted to, the production of a customer’s project. Due to the significance of the costs associated with cubes, our judgment on when such costs should be included in the measure of progress has a material impact on revenue recognition. Contract costs include all direct material and labor costs related to contract performance. Pre-contract costs with no future benefit are expensed in the period in which they are incurred. Since the revenue recognition of these contracts depends on estimates, which are assessed continually during the term of the contract, recognized revenues and profit are subject to revisions as the contract progresses to completion. The cumulative effects of revisions of estimated total contract costs and revenues, together with any contract reserves which may be deemed appropriate, are recorded in the period in which they occur. Due to the uncertainties inherent in the estimation process, it is reasonably possible that these estimates will be revised in a future period. When a loss is forecasted for a contract, the full amount of the anticipated loss is recognized in the period in which it is determined that a loss will occur. Refer to “Loss Contracts” below for further discussion.
Our contracts generally provide our customers the right to liquidated damages against Fluence in the event specified milestones are not met on time or equipment is not delivered according to contract specifications. Liquidated damages are accounted for as variable consideration and the contract price is reduced by the expected penalty or LD amount when recognizing revenue. Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty is resolved. Variable consideration is estimated using the expected-value method which computes a weighted average amount based on a range of potential outcomes. In contracts in which a significant reversal may occur, we constrain the amount of revenue recognized based on our estimations using the expected-value method. Estimating variable consideration requires certain estimates and assumptions, including whether and by how much a project will be delayed and/or will not meet performance contractual specifications. The existence and measurement of liquidated damages may also be impacted by our judgments about the probability of favorable outcomes of customer disputes involving whether certain events qualify as force majeure or the reason for the events that caused project delays. Variable consideration for liquidated damages is estimated using the expected value of the consideration to be received. As of June 30, 2024 and September 30, 2023, transaction prices have been reduced to reflect estimates of variable consideration primarily related to liquidated damages of $75.5 million and $84.1 million, respectively.
Fluence may incur additional costs to execute on the performance of a contract. When this happens, we typically attempt to recover the revenue associated with these costs via a change order with the customer. When this fact pattern occurs, it can create a timing difference between when we have incurred the cost versus when we record the proportionate revenue, since costs are recognized immediately when incurred and the revenue is recognized based upon the transaction price, which is usually increased upon signing a respective change order with the customer. For the three months and nine months ended June 30, 2024, we recognized approximately $8.9 million and $16.3 million, respectively, in revenue from changes in transaction prices during the period, in which the performance obligations were substantially satisfied in previous quarterly periods.
Revenue is recorded net of any taxes assessed on and collected from customers, which are remitted to the governmental authorities.
For our energy storage products and solutions, services, and digital applications contracts where there are multiple performance obligations in a single contract or we sign separate contracts at or near the same time with the same customer that meet the criteria for combination, the Company allocates the consideration to the various obligations in the contract based on the relative standalone selling price. Standalone selling prices are estimated based on estimated costs plus margin taking into consideration pricing history and market factors.
Revenue from Services: The Company also enters into long-term service agreements with customers to provide operational services related to battery-based energy storage products and solutions. The services include extended warranty, maintenance, monitoring, and other services. The Company accounts for the services as separate performance obligations from the battery-based energy storage products and solutions. The extended warranty services are typically considered a separate performance obligation from the maintenance, monitoring and other services. We typically recognize revenue ratably over the terms of the services using a straight-line recognition method. The Company believes using a time-based method to measure progress is appropriate as the performance obligations are satisfied evenly over the terms of services. Revenue is recognized for each of the performance obligations by dividing the allocated transaction price over the service period.

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
Revenue from Digital Applications and Solutions: The Company provides access to proprietary cloud-based Software-as-a-Service (“SaaS”) offerings through several market facing applications. These applications currently include Fluence Mosaic and Fluence Nispera. Fluence Mosaic is an intelligent bidding software for utility-scale storage and renewable assets, helping to enable customers to optimize asset trading in wholesale electricity markets. Fluence Mosaic is currently available in the NEM (Australia), CAISO (California), and ERCOT (Texas) markets. Fluence Nispera is an asset performance management software that helps customers monitor, analyze, forecast, and optimize the performance of their renewable energy assets. Fluence Nispera is an AI-driven utility-scale asset performance management platform that supports portfolios of energy storage, solar, and wind assets. Customers do not receive legal title or ownership of the applications as a result of these arrangements. The use of the Fluence Digital software applications is separately identifiable from other promises that the Company offers to its customers. As such, Fluence Digital applications are accounted for as separate performance obligations when combined with other Fluence products, solutions, and services. We consider access to the platform and related support services in a customer contract to be a series of distinct services which comprise a single performance obligation because they are substantially the same and have the same pattern of transfer. We recognize revenue over time using a straight-line recognition method.
Cost of Goods and Services: Cost of goods and services consists primarily of product costs, including purchased materials and supplies, as well as costs related to shipping, customer support, product warranty, and personnel. Personnel costs in cost of goods and services includes both direct labor costs as well as costs attributable to any individuals whose activities relate to the transformation of raw materials or component parts into finished goods or the transportation of materials to the customer. Cost of goods and services are recognized when services are performed or control of goods are transferred to the customers, which is generally based upon International Commercial Terms (commonly referred to as “incoterms”) stated in corresponding supply agreements or purchase orders. Standard inventory materials that could be used interchangeably on other projects are included in cost of goods sold when they are integrated into, or restricted to, the production of a customer’s project.
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
Inventory, Net
Inventory primarily consists of cubes, batteries and related equipment, enclosures, inverters, and spare parts which are used in ongoing battery storage projects for sale. Inventory is stated at the lower of cost or net realizable value with cost being determined by the specific identification method. Costs include cost of purchase, costs of conversion, and other costs incurred in bringing the inventories to their present location and condition. The Company periodically reviews its inventory for potential obsolescence and write down of its inventory, as appropriate, to net realizable value based on its assessment of usefulness and marketability conditions.
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
During the nine months ended June 30, 2024 and June 30, 2023, the Company capitalized $7.0 million and $5.5 million, respectively, of internal-use software.
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
During the nine months ended June 30, 2024 and June 30, 2023, the Company capitalized $24.6 million and $0.0 million, respectively, of development costs related to hosting arrangements.
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
During the nine months ended June 30, 2024 and June 30, 2023, the Company capitalized $1.6 million and $1.8 million, respectively, of external-use software to be sold.
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
Level 2—Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 inputs include those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted prices, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace.
Level 3—Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value from the perspective of a market participant. The Company does not have significant recurring Level 3 fair value measurements.
The Company’s cash equivalents include cash on hand and highly liquid investments readily convertible to cash, with an original maturity of 90 days or less when purchased. Fair value of cash equivalents approximates the carrying amount.

The carrying amounts of trade receivables, accounts payable and short-term debt obligations such as current portion of borrowings against note receivable - pledged as collateral, approximate fair values due to their short maturities.
The fair value of the Company’s foreign currency derivatives is measured on a recurring basis by comparing the contracted forward exchange rate to the current market exchange rate. The foreign currency derivatives are categorized as Level 2 in the fair value hierarchy, as the inputs to the derivative pricing model are generally observable and do not contain a high level of subjectivity. Refer to “Note 18 – Derivatives and Hedging” for details regarding the Company’s derivatives and hedging activities.
Derivatives and Hedging
The Company records all derivatives at their gross fair values on the condensed consolidated balance sheets. The accounting for the gains or losses resulting from changes in the fair value of derivatives depends on the intended use of the derivatives, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting.
Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. The gains or losses from designated cash flow hedges are deferred in accumulated other comprehensive income and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The gains or losses will be presented in the same income statement line item as the earnings effect of the hedged item. The effectiveness of cash flow hedges is assessed at inception and quarterly thereafter. The change in fair value of the components excluded from the assessment of effectiveness are recognized in current period earnings. The changes in fair value of derivatives that are not designated for hedge accounting are recognized in current period earnings.
Income (Loss) per Share
As of June 30, 2024, the Company’s Amended and Restated Certificate of Incorporation authorizes three classes of common stock: Class A, Class B-1, and Class B-2. Income (loss) per share is calculated and reported under the “two-class” method. The “two-class” method is an earnings allocation method under which income (loss) per share is calculated for each class of common stock considering both distributions declared or accumulated and participation rights in undistributed income (losses) as if all such income (loss) had been distributed during the period.
Basic income (loss) per share of Class A common stock is computed by dividing net income (loss) attributable to Class A common stockholders by the weighted average number of shares of Class A common stock outstanding during the period. Diluted net income (loss) per share of Class A common stock is computed by adjusting the net income (loss) available to Class A common stockholders and the weighted average shares of Class A common stock outstanding to give effect to potentially dilutive securities. Shares of our Class B-1 and Class B-2 common stock are not entitled to receive any distributions or dividends. When a common unit of Fluence Energy, LLC is redeemed for cash or Class A common stock, at the Company’s election, by a Founder who holds shares of our Class B-1 or Class B-2 common stock, as applicable, such Founder will be required to surrender a share of Class B-1 or Class B-2 common stock, as the case may be, which we will cancel for no consideration. In the event of cash settlement, the Company is required to issue new shares of Class A common stock and use the proceeds from the sale of these newly-issued shares of Class A common stock to fully fund the cash settlement. Therefore, we did not include shares of our Class B-1 or Class B-2 common stock in the computation of basic income (loss) per share.
In periods in which we have a loss, diluted loss per share is equal to basic loss per share because the effect of potentially dilutive securities would be antidilutive.
The following table presents the potentially dilutive securities that were excluded from the computation of diluted income (loss) per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Class B-1 common stock	—	58,586,695	51,499,195	58,586,695
Outstanding pre-IPO options issued pursuant to the 2020 Unit Option Plan	445,959	5,911,672	3,492,867	5,911,672
Outstanding pre-IPO phantom units	—	256,935	—	256,935
Outstanding restricted stock units (“RSUs”)	1,076,589	1,963,673	1,887,787	1,963,673
Outstanding performance share units (“PSUs”)	356,973	—	386,373	—
Outstanding non-qualified stock options (“NQSOs”)	165,521	—	165,521	—
Outstanding restricted stock (“Nispera equity”)	37,221	354,134	177,067	354,134
Basic and diluted net income (loss) per share of Class A common stock for the three and nine months ended June 30, 2024 and 2023, respectively, have been computed as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
In thousands, except share and per share amounts	2024	2023	2024	2023
Net income (loss)	$1,075	$(35,045)	$(37,357)	$(109,636)
Less: Net income (loss) attributable to the non-controlling interest	290	(11,655)	(12,230)	(36,748)
Net income (loss) attributable to Fluence Energy, Inc.	$785	$(23,390)	$(25,127)	$(72,888)

Weighted average number of Class A common stock:
Basic	127,910,081	117,456,282	125,273,648	116,368,987
Diluted	184,219,065	117,456,282	125,273,648	116,368,987
Net income (loss) per share of Class A common stock:
Basic	$0.01	$(0.20)	$(0.20)	$(0.63)
Diluted	$—	$(0.20)	$(0.20)	$(0.63)
Recent Accounting Standards Adopted
The following table presents accounting standards adopted during the nine months ended June 30, 2024.

Standard	Description	Period of Adoption	Effect on the financial statements and other significant matters
Accounting Standards Update (“ASU”) No. 2022-04: Liabilities-Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations	ASU 2022-04 requires entities to disclose the key terms of supplier finance programs they use in connection with the purchase of goods and services, along with the amount of obligations outstanding at the end of each period and an annual roll forward of such obligations. This standard does not affect the recognition, measurement, or financial statement presentation of supplier finance program obligations.	As of the three months ended December 31, 2023.	The Company presented the key terms of its supply chain financing programs along with a roll forward of activity in “Footnote 16 - Supply Chain Financing.” There was no impact as a result of the adoption on financial statement presentation or results of operations for any period presented.

Recent Accounting Standards Not Yet Adopted

The following table presents accounting standards not yet adopted:

Standard	Description	Required date of adoption	Effect on the financial statements and other significant matters
ASU No. 2023-07: Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	ASU 2023-07 requires disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. The update requires other specified segment items and amounts, such as depreciation, amortization, and depletion expense, to be disclosed under certain circumstances. The amendments in this update do not change or remove those disclosure requirements. The amendments in this update also do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments.	ASU 2023-07 is effective for the Company’s annual report for fiscal year ending September 30, 2025.	The Company is evaluating the impact that this guidance will have on its disclosures. The Company only has one reportable segment.
ASU No. 2023-09: Income Taxes (Topic 740): Improvements to Income Tax Disclosures	ASU 2023-09 adopts certain amendments to improve the effectiveness of income tax disclosures, including jurisdictional information, by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation, and (2) income taxes paid, disaggregated by jurisdiction.	ASU 2023-09 is effective for the Company’s annual report for fiscal year ending September 30, 2026.	The Company is evaluating the impact this guidance will have on income tax disclosures.
SEC Final Rule Release Nos. 33-11275; 34-99678: The Enhancement and Standardization of Climate-Related Disclosures for Investors	SEC Final Rule Release Nos. 33-11275; 34-99678 requires registrants to provide certain climate-related information in their registration statements and annual reports, including climate-related risks that have materially impacted, or are reasonably likely to have a material impact on, its business strategy, results of operations, or financial condition. In addition, certain disclosures related to severe weather events and other natural conditions will be required in registrants’ annual reports.	SEC Final Rule Release Nos. 33-11275; 34-99678 is effective for the Company’s annual report for fiscal year ending September 30, 2026.	The Company is evaluating the impact this guidance will have on climate-related disclosures.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation.
Interest income of $3.0 million and $7.7 million for the three and nine months ended June 30, 2023, respectively, were reclassified from other expense (income), net to interest income, net on the condensed consolidated statement of operations and comprehensive loss. The reclassification had no impact on income (loss) before income taxes or net income (loss) for any period presented.

Accounts payable with related parties of $2.5 million and Accruals with related parties of $3.7 million as of September 30, 2023, were reclassified from Deferred revenue and payables with related parties to Accounts payable and Accruals and provisions, respectively, on the condensed consolidated balance sheet. The reclassification had no impact on the total current liabilities for any period presented. Corresponding reclassifications were also reflected on the condensed consolidated statement of cash flows for the nine months ended June 30, 2023. The reclassifications had no impact on cash provided by (used in) operations for the period presented.
Provision on loss contracts, net of $8.6 million for the nine months ended June 30, 2023, was reclassified to current accruals and provisions on the condensed consolidated statement of cash flows. The reclassification had no impact on cash provided by (used in) operations for the period presented.

3.    Revenue from Contracts with Customers
Revenue is primarily derived from sales of our energy storage products and solutions. The following table presents the Company’s revenue disaggregated by product or service type:

In thousands	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Revenue from energy storage products and solutions	$472,569	$530,268	$1,443,786	$1,529,766
Revenue from services	9,545	4,816	22,818	11,347
Revenue from digital applications and solutions	1,203	1,267	3,810	3,884
Total	$483,317	$536,351	$1,470,414	$1,544,997
The following table presents the Company’s revenue disaggregated by geographical region. Revenues are attributed to regions based on location of customers:

In thousands	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Americas (North, Central and South America)	$202,971	$439,804	$995,963	$1,173,473
APAC (Asia Pacific)	104,330	29,882	244,409	123,078
EMEA (Europe, Middle-East, and Africa)	176,016	66,665	230,042	248,446
Total	$483,317	$536,351	$1,470,414	$1,544,997
Customer Concentration
For the nine months ended June 30, 2024, the Company’s top two customers, in the aggregate, accounted for approximately 59% of total revenue.
For the nine months ended June 30, 2023, the Company’s top four customers, in the aggregate, accounted for approximately 62% of total revenue.
Deferred Revenue
Deferred revenue from related parties is included on the Company’s condensed consolidated balance sheets. The following table provides information about deferred revenue from contracts with customers:

In thousands	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Deferred revenue, beginning of period	$398,639	$584,425	$273,164	$273,073
Additions	192,851	167,361	335,808	452,069
Revenue recognized related to amounts that were included in beginning balance of deferred revenue	(181,878)	(299,717)	(199,360)	(273,073)
Deferred revenue, end of period	$409,612	$452,069	$409,612	$452,069

In thousands	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Deferred revenue from related parties, beginning of period	$46,694	$186,957	$110,274	$300,697
Additions	19,052	47,489	35,980	138,781
Revenue recognized related to amounts that were included in beginning balance of deferred revenue	(29,004)	(84,146)	(109,512)	(289,178)
Deferred revenue from related parties, end of period	$36,742	$150,300	$36,742	$150,300

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
As of June 30, 2024, the Company had $4.5 billion of remaining performance obligations related to contractual commitments, of which, we expect to recognize in revenue approximately 50% in the next 12 months, with the remainder recognized in revenue in periods thereafter.

4.    Inventory, Net
Inventory consisted of the following:

In thousands	June 30, 2024			September 30, 2023
	Cost	Provision	Net	Cost	Provision	Net
Cubes, batteries, and other equipment	$478,417	$(15,513)	$462,904	$221,711	$(105)	$221,606
Spare parts	7,261	(231)	7,030	3,469	(172)	3,297
Total	$485,678	$(15,744)	$469,934	$225,180	$(277)	$224,903

5.    Other Current Assets
Other current assets consisted of the following amounts:

In thousands	June 30, 2024	September 30, 2023
Taxes recoverable	$15,013	$16,411
Advance payments	637	1,102
Prepaid expenses	12,339	3,470
Prepaid insurance	4,404	674
Current portion of recoverable warranty costs from suppliers	5,208	4,041
Other	4,852	5,376
Total	$42,453	$31,074

6.    Intangible Assets, Net
Intangible assets are stated at amortized cost and consisted of the following:

In thousands	June 30, 2024			September 30, 2023
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Patents and licenses	$28,674	$(12,452)	$16,222	$28,673	$(11,002)	$17,671
Developed technology	29,730	(7,116)	22,614	29,430	(5,218)	24,212
Customer relationship	4,363	(1,807)	2,556	4,277	(1,233)	3,044
Trade names/Trademarks	5,279	(3,814)	1,465	5,265	(3,337)	1,928
Capitalized internal-use software	13,462	(2,117)	11,345	6,458	(762)	5,696
Capitalized software to be sold	4,910	(484)	4,426	3,266	(65)	3,201
Total	$86,418	$(27,790)	$58,628	$77,369	$(21,617)	$55,752
Intangible assets are amortized over their estimated useful lives on a straight-line basis. Total amortization expense for the three months ended June 30, 2024 and 2023 was $2.2 million and $1.9 million, respectively. The amortization expense for the three months ended June 30, 2024 and 2023 included $0.8 million and $0.5 million for capitalized software, respectively. Total amortization expense for the nine months ended June 30, 2024 and 2023 was $6.2 million and $5.3 million, respectively. The amortization expense for the nine months ended June 30, 2024 and 2023 included $1.8 million and $0.5 million for capitalized software, respectively.

7.    Goodwill
No impairment was recognized for the nine months ended June 30, 2024 or 2023. The following table presents the goodwill activity for the nine months ended June 30, 2024 and 2023:

In thousands	June 30,
	2024	2023
Goodwill, Beginning of the period	$26,020	$24,851
Foreign currency adjustment	317	1,435
Goodwill, End of the period	$26,337	$26,286
8.Leases
The Company’s right-of-use assets and lease liabilities primarily relate to offices and warehouses. The Company’s leases generally have remaining lease terms of one year to five years. The Company's leases are all classified as operating leases. Certain of the Company’s leases contain renewal, extension, or termination options. The Company assesses each option on an individual basis and will only include options reasonably certain of exercise in the lease term. The Company generally considers the base term to be the term provided in the contract. None of the Company’s lease agreements contain material options to purchase the leased property, material residual value guarantees, or material restrictions or covenants.
The amounts of assets and liabilities and other information for our operating leases are as follows:

In thousands	Balance Sheet Caption	June 30, 2024	September 30, 2023
Assets:
Right of use asset - operating leases	Other non-current assets	$6,944	$2,857

Liabilities:
Current portion of operating lease liabilities	Other current liabilities	$2,848	$1,569
Operating lease liabilities, net of current portion	Other non-current liabilities	4,263	1,334
9.    Accruals and Provisions
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

In thousands	June 30, 2024	September 30, 2023
Accruals	$177,395	$148,906
Accruals with related parties	5,771	3,737
Provisions for expected project losses	16,013	12,072
Current portion of warranty accrual	14,160	11,245
Total	$213,339	$175,960

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
Asset-Based Lending Facility
On November 22, 2023, the Company entered into an asset-based syndicated credit agreement (the “ABL Credit Agreement”) by and among Fluence Energy, LLC, as parent borrower, Fluence Energy, Inc., as parent, the other borrowers party thereto, the other guarantors party thereto, the lenders party thereto (the “ABL Lenders”), and Barclays Bank PLC (“Barclays”), as administrative agent, which was amended by the Master Assignment and Assumption and Issuing Bank Joinder, effective December 15, 2023 (the “ABL Joinder”), Amendment No. 1, dated April 8, 2024 (“Amendment No. 1”), and Amendment No. 2, dated May 8, 2024 (“Amendment No. 2”), which provided for revolving commitments in an aggregate principal amount of $400.0 million (the "ABL Facility"). The ABL Facility was secured by (i) a first priority pledge of Fluence Energy, Inc.’s equity interests in Fluence Energy, LLC and (ii) first priority security interests in, and mortgages on, substantially all tangible and intangible personal property and material fee-owned real property of Fluence Energy, Inc., Fluence Energy, LLC, and Fluence Energy Global Production Operation, LLC, in each case, subject to customary exceptions and limitations. Borrowings under the ABL Facility were scheduled to mature, and lending commitments thereunder would terminate, on November 22, 2027.
As of June 30, 2024, borrowing availability under the ABL Facility was determined by a borrowing base calculation based on specified percentages of U.S. eligible inventory, net orderly liquidation value of most recent inventory appraisal, and U.S. eligible in-transit inventory, as well as potential borrowing base qualified cash, less the aggregate amount of any reserves. Borrowing base qualified cash was defined as the lesser of (a) the aggregate amount of cash (other than restricted cash) held in a specific borrowing base qualified cash account and (b) $100.0 million. The Company was obligated to provide a borrowing base certificate to lenders twenty days following the end of each calendar month, except during a reporting trigger period where it would provide such certificates on a weekly basis.

After giving effect to Amendment No. 2, unless a Covenant Relief Period (as defined below) had occurred and was continuing, the ABL Credit Agreement provided for a full cash dominion period (a) if an event of default was occurring or (b) beginning on the date on which Excess Availability (as defined below) was less than the greater of (i) 12.5% of the Line Cap (as defined below) and (ii) if the borrowing base then in effect was (A) less than $200.0 million, $25.0 million and (B) greater than or equal to $200.0 million, $50.0 million. Excess Availability was defined as an amount equal to (a) the lesser of (i) the total commitments of all ABL Lenders and (ii) the borrowing base, minus (b) total outstanding revolving extensions of credit. Line Cap was defined as the lesser of the total commitments of the ABL Lenders and the borrowing base. A Covenant Relief Period was defined as a period during which (a) no default or event of default had occurred and continuing and (b) either of the following shall exist: (i) the aggregate revolving credit exposure of the ABL Lenders was not greater than $0 or (ii) each of (A) the amount of aggregate borrowings under the ABL Facility was not greater than $0; (B) the non-cash collateralized LC exposure (as defined under the ABL Credit Agreement) was not greater than $15.0 million, and (C) the borrowing base exceeded the sum of all lenders’ letter of credit exposure.
Total liquidity under the ABL Facility was required to not be less than the greater of (i) 20% of the Line Cap and (ii) (A) if the borrowing base was less than $200.0 million, $50.0 million and (B) if the borrowing base was greater than or equal to $200.0 million, $64.0 million. In addition, unless we were in a Covenant Relief Period, the Company could not permit Excess Availability to be less than the greater of (i) $15.0 million and (ii) 10% of the Line Cap.
The ABL Credit Agreement set forth that (i) loans comprising each ABR Borrowing bore interest at the Alternate Base Rate plus an additional margin ranging from 1.00% to 1.50%, (ii) loans comprising each Canadian Prime Loan Borrowing bore interest at the Canadian Prime Rate plus an additional margin ranging from 1.00% to 1.50%, and (iii) the loans comprising each Term Benchmark Borrowing bore interest at the Adjusted Term SOFR Rate, the Adjusted EURIBOR Rate or Adjusted Term CORRA, as applicable, plus an additional margin ranging from 2.00% to 2.50%, in each instance subject to customary benchmark replacement provisions. Fluence Energy, LLC was required to pay to the ABL Lenders a commitment fee on the average daily unused portion of the commitments through maturity, which accrued at the rate of (a) until the last day of the first full calendar quarter following the closing of the ABL Facility, 0.450% per annum, and (b) thereafter, 0.450% per annum if average revolving loan utilization was less than or equal to 50% and 0.375% per annum if average revolving loan utilization was greater than 50%. The ABL Facility also provided for a letter of credit sublimit in the amount of $200.0 million, if certain conditions were met. Each letter of credit issuance was conditioned upon, among other conditions, the payment of certain customary issuance and administration fees, as well as payment of a fronting fee to each issuer thereof and payment of a letter of credit participation fee payable to the ABL Lenders. Capitalized terms used in this paragraph that are not otherwise defined are defined in the ABL Credit Agreement.
The ABL Credit Agreement contained customary covenants for this type of financing, including, but not limited to, covenants that restricted our ability to incur indebtedness; incur liens; sell, transfer, or dispose of property and assets; make investments or acquisitions; pay dividends, make distributions or other restricted payments; and engage in affiliate transactions. The ABL Credit Agreement limited our ability to make certain payments, including dividends and distributions on Fluence Energy, LLC’s equity, the Company’s equity and other restricted payments. Fluence Energy, LLC and its subsidiaries were limited in their ability to pay cash dividends to, lend to, or make other investments in Fluence Energy, Inc., subject to certain exceptions. If certain payment conditions under the ABL Credit Agreement were satisfied, then additional specified transactions could have been made by the Company. Such covenants were tested on a quarterly basis and upon the occurrence of other certain restricted payments, the incurrence of indebtedness, certain dispositions, and other specified transactions. As of June 30, 2024, we were in a Covenant Relief Period and were in compliance with all such applicable covenants or maintained availability above such applicable covenant triggers.
As of June 30, 2024, we had no borrowings under the ABL Facility and no letters of credit outstanding. Based on the borrowing base certificate in effect as of June 30, 2024, we had $11.3 million of borrowing capacity above the Excess Availability minimum in the ABL Facility.

2024 Revolver
On August 6, 2024 (the "Amendment Effective Date"), Fluence Energy, Inc. entered into Amendment Number Three ("Amendment No. 3") to that certain ABL Credit Agreement by and among Fluence Energy, LLC, as parent borrower, the Company, as parent, the other borrowers party thereto, the other guarantors party thereto, the lenders party thereto, and Citibank, N.A., as administrative agent (as successor to Barclays Bank PLC) (such agreement, as so amended, the "2024 Credit Agreement") in order to (i) convert the existing ABL Facility to a senior secured cash flow revolving credit facility in an initial aggregate principal amount of up to $500.0 million (the "2024 Revolver"), (ii) replace Barclays as administrative agent under the 2024 Credit Agreement with Citibank, N.A., and (iii) make certain other modifications to the 2024 Credit Agreement as set forth therein. Capitalized terms used in this subsection that are not otherwise defined are defined in the 2024 Credit Agreement.
The 2024 Revolver is secured by (i) a first priority pledge of the Company's equity interests in Fluence Energy, LLC and Fluence Energy Global Production Operation, LLC, (ii) first priority security interests in substantially all tangible and intangible personal property of the Company, Fluence Energy, LLC, Fluence Energy Global Production Operation, LLC and certain of its foreign subsidiaries, in each case, subject to customary exceptions and limitations, and (iii) a pledge of the Company's equity interests in certain of its foreign subsidiaries and security interests in certain assets of such foreign subsidiaries.
The 2024 Credit Agreement sets forth that (i) loans comprising each ABR Borrowing shall bear interest at the Alternate Base Rate plus 2.00%, (ii) loans comprising each Term Benchmark Borrowing shall bear interest at the Term SOFR Rate or the Adjusted EURIBOR Rate, as applicable, plus 3.00%, and (iii) the loans comprising each RFR Borrowing shall bear interest at the Daily Simple RFR plus 3.00%, in each instance subject to customary benchmark replacement provisions including, but not limited to, alternative benchmark rates, customary spread adjustments with respect to borrowings in foreign currencies and benchmark replacement conforming changes. Fluence Energy, LLC is required to pay to the lenders a commitment fee on the average daily unused portion of the commitments through maturity, which shall accrue at the rate of 0.50% per annum. The 2024 Credit Agreement provides for a cash draw sublimit of $150.0 million as well as a letter of credit sublimit in the amount of $500.0 million if certain conditions are met.
The 2024 Credit Agreement contains customary covenants for this type of financing, including, but not limited to, covenants that restrict our and certain of our subsidiary’s ability to: incur indebtedness; incur liens; sell, transfer, or dispose of property and assets; make investments or acquisitions; pay dividends, make distributions or other restricted payments; and engage in affiliate transactions. The 2024 Credit Agreement limits our ability to make certain payments, including dividends and distributions on Fluence Energy, LLC's equity, the Company's equity and other restricted payments. Under the terms of the 2024 Credit Agreement, Fluence Energy, LLC and its subsidiaries are currently limited in their ability to pay cash dividends to, lend to, or make other investments in the Company, subject to certain exceptions. In addition, we are required to maintain (i) from the Amendment Effective Date through December 31, 2025, Total Liquidity of no less than $150,000,000, (ii) from January 1, 2026 and thereafter, Total Liquidity of no less than $100,000,000 or a Consolidated Leverage Ratio as of the last day of any Measurement Period not to exceed 3.50:1.00, and (iii) certain other financial requirements at each Guarantor Coverage Test Date. Such covenants will be tested on a quarterly basis and upon the occurrence of other certain restricted payments, the incurrence of indebtedness, certain dispositions, and other specified transactions.
The 2024 Credit Agreement contains customary events of default for this type of financing. If an event of default occurs with respect to a borrower, the lenders will be able to, among other things, terminate the commitments immediately, cash collateralize any outstanding letters of credit, declare any loans outstanding to be due and payable in whole or in part, and exercise other rights and remedies. The maturity date and the date of termination of lending commitments under the 2024 Credit Agreement both remain unchanged at November 22, 2027. There are no borrowings and no letters of credit outstanding under the 2024 Credit Agreement as of August 7, 2024.
Borrowings Against Note Receivable - Pledged as Collateral
In December 2022, the Company transferred $24.3 million in customer receivables to Standard Chartered Bank (“SCB”) in the Philippines for proceeds of $21.1 million. The receivables all related to our largest customer in that country. The underlying receivables transferred were previously aggregated into a long term note, with interest, and a maturity date of September 30, 2024. In April 2023, the Company aggregated into an additional long term note and transferred an additional $30.9 million in receivables with the same customer to SCB for proceeds of $27.0 million, upon substantially similar terms as the December 2022 transfer and has a maturity date of December 27, 2024. These transactions are treated as secured borrowings as the Company did not transfer the entire note receivables due from the customer to SCB. The Company continues to receive quarterly interest income from the customer, while SCB is responsible for collecting payments on the principal balances which represent the initial receivable balances from the customer. The Company has no other continuing involvement or exposure related to the underlying receivables. For the nine months ended June 30, 2024, the Company recorded net interest income of $0.2 million, which represents the aggregate of $3.5 million in interest income and $3.3 million in interest expense recorded in “Interest income, net.”
11.    Income Taxes
The Company’s provision for income taxes is based on the estimated annual effective tax rate, plus discrete items.
Income tax expense (benefit) was $4.2 million and $(1.3) million for the three months ended June 30, 2024 and 2023, respectively. The effective tax rate for the three months ended June 30, 2024 and 2023 was 79.7% and 3.6%, respectively. For the three months ended June 30, 2024, the Company’s effective tax rate differs from the U.S. statutory tax rate of 21% primarily due to valuation allowances and pre-tax income in foreign tax jurisdictions without historical losses. For the three months ended June 30, 2023, the Company’s effective tax rate differs from the U.S. statutory tax rate of 21% primarily due to flow-through losses attributable to the Founder, AES Grid Stability, valuation allowances, and foreign exchange losses.
Income tax expense (benefit) was $1.3 million and $(2.1) million for the nine months ended June 30, 2024 and 2023, respectively. The effective tax rate for the nine months ended June 30, 2024 and 2023 was (3.7)% and 1.8%, respectively. For the nine months ended June 30, 2024, the Company’s effective tax rate differs from the U.S. statutory tax rate of 21% primarily due to valuation allowances and pre-tax income in foreign tax jurisdictions without historical losses. For the nine months ended June 30, 2023, the Company’s effective tax rate differs from the U.S. statutory tax rate of 21% primarily due to flow-through losses attributable to the Founder, AES Grid Stability, valuation allowances, and foreign exchange gains.
As of each of June 30, 2024 and September 30, 2023, the Company does not believe it has any significant uncertain tax positions and therefore, has not recorded any unrecognized tax benefits.
The Company evaluates the realizability of its deferred tax assets on a quarterly basis and establishes valuation allowances when it is more-likely-than-not that all or a portion of a deferred tax asset may not be realized. As of June 30, 2024 and September 30, 2023, the Company had recorded a full valuation allowance against deferred tax assets on Fluence Energy, Inc. primarily related to its investment in Fluence Energy, LLC, as well as on certain foreign subsidiaries based on the weight of available evidence, including cumulative losses. In the event that the valuation allowance related to tax benefits associated with the Company’s Tax Receivable Agreement, dated as of November 1, 2021, by and among Fluence Energy, Inc., Fluence Energy, LLC and the Founders (the “Tax Receivable Agreement”) is released in a future period, a Tax Receivable Agreement liability will be recorded based on the amounts probable and reasonably estimable in accordance with ASC 450.
12.    Commitments and Contingencies
Guarantees, Commitments, Letters of Credit, and Surety Bonds
As of June 30, 2024, the Company had outstanding bank guarantees, parent company guarantees, letters of credit, and surety bonds issued as performance security arrangements associated with a number of our customer projects. In addition, we have a limited number of parent company guarantees issued as payment security to certain vendors. These contractual commitments are all accounted for off-balance sheet. In the event that we fail to perform under a project backstopped by such credit support, the customer or vendor, respectively, may demand performance and/or payment, as applicable, pursuant to the terms of the project contract or vendor contract and applicable credit support instrument from the Company, surety, or bank, as the case may be. Our relationship with our sureties is such that we will indemnify the sureties for any damages and expenses they incur in connection with any of the bonds they issue on our behalf and we may be required to post collateral to support the bonds. With respect to letters of credit, in the event of non-performance under a contract, direct obligations to repay the banks may arise. The Company expects that its performance and payment obligations secured by these bank guarantees, parent company guarantees, letters of credit, and surety bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms.
The following table summarizes our contingent contractual obligations as of June 30, 2024. Amounts presented in the following table represent the Company's current undiscounted exposure to guarantees, commitments, letters of credit, and surety bonds and the range of maximum undiscounted potential exposure. The maximum exposure is not reduced by the amounts, if any, that could be recovered under the recourse or collateralization provisions in the guarantees, commitments, letters of credit, and surety bonds.

	Amount (in $ millions)	Number of Agreements	Maximum Exposure Range for Each Agreement (in $ millions)
Guarantees and commitments	$2,887	62	$0.1 - 405
Letters of credit under bilateral credit facilities (a)	78	31	0 - 28.9
Letters of credit under ABL Credit Agreement	—	—	0 - 0
Surety bonds	660	53	0 - 81.9
Total	$3,625	146
(a) In conjunction with the termination of the Revolving Credit Agreement on November 22, 2023 (as described above in “Note 10 – Debt”), the outstanding letters of credit under the terminated agreement were transferred to a bilateral credit facility with JP Morgan Chase Bank, N.A.
The Company has commitments for minimum volumes or spend under master supply agreements with our vendors. The majority of the commitments are for purchases of battery modules. Liquidated damages apply if the minimum purchase volumes or spend are not met. The Company currently expects to meet the minimum committed volumes of purchases and spend. The following table presents our future minimum purchase commitments by fiscal year, primarily for battery modules, and liquidated damages, if the minimum purchase volumes or spend are not met, as of June 30, 2024:

in thousands	Purchase Commitments	Liquidated Damages
2024	$13,292	$—
2025	201,749	3,180
2026	753,083	16,200
2027	750,000	16,200
2028 and thereafter	2,250,000	48,600
Total	$3,968,124	$84,180

The Company makes advance payments as capacity guarantees pursuant to purchase agreements with our suppliers. As of June 30, 2024, $51.5 million is recorded within “Advances to suppliers” on the condensed consolidated balance sheets.
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
Warranties
The Company is party to both assurance and service-type warranties for various lengths of time. The Company recognizes revenue for service-type warranties, which are referred to as extended warranties, using a straight-line approach over the service period.

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
As of June 30, 2024 and September 30, 2023, the Company accrued the below estimated warranty liabilities, which the table reflects nine months activity and twelve months activity, respectively:

In thousands	June 30, 2024	September 30, 2023
Warranty balance, beginning	$26,909	$1,625
Warranties issued and assumed in period	7,687	12,168
Change in estimates	—	8,288
Change in balance sheet presentation	—	10,307
Net changes in liability for warranty expirations, costs incurred, and foreign exchange impact	(3,128)	(5,479)
Warranty balance, ending	$31,468	$26,909
Less: Recoverable warranty costs from suppliers	12,130	10,307
Warranty balance, net of recoverable warranty costs from suppliers, at end of period	$19,338	$16,602
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

The key inputs and assumptions used in calculating the estimated assurance warranty liability and related warranty asset are reviewed by management on a quarterly basis. The Company may make additional adjustments to the estimated assurance warranty liability and related warranty asset based on our comparison of actual warranty results to expected results for significant differences or based on performance trends or other qualitative factors. If actual failure rates, or replacement costs differ from our estimates in future periods, changes to these estimates may be required, resulting in increases or decreases in our estimated assurance warranty liability and related warranty asset which may be material. As we are in an evolving market, there is a degree of estimation uncertainty regarding our estimated recurring warranty accrual rate.

Legal Contingencies
From time to time, the Company may be involved in litigation, government investigations, and other regulatory or legal proceedings relating to claims that arise out of our operations and businesses and that cover a wide range of matters, including, but not limited to, intellectual property matters, commercial and contract disputes, insurance and property damage claims, labor and employment claims, torts and personal injury claims, product liability claims, environmental claims, and warranty claims. The Company accrues for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. It is reasonably possible that some matters could have an unfavorable result to the Company and could require the Company to pay damages or make expenditures in amounts that could be material.
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
SEC Investigation
On February 22, 2024, as we previously disclosed, a short-seller report was published about the Company (the “Short Seller Report”). In response to the Short Seller Report, the Audit Committee of the Company’s Board of Directors completed an internal investigation, with the assistance of outside counsel and forensic accountants, into the allegations in the Short Seller Report. The Company has been informed that the SEC is conducting a formal investigation and asking for certain information regarding our financial reporting. The Company intends to fully cooperate with the SEC’s investigation. While we are unable to predict the likely outcome of this matter or the potential cost, exposure or duration of the process, based on the information we currently possess, we do not expect the total potential cost to be material to our financial condition.
13.    Related-Party Transactions
Related parties are primarily represented by AES and Siemens, their respective subsidiaries, other entities under common control, and other entities in which Siemens and AES have significant influence. As of June 30, 2024, AES Grid Stability holds 51,499,195 shares of Class B-1 common stock of Fluence Energy, Inc. and Siemens beneficially owns an aggregate of 51,499,195 of Class A common stock of Fluence Energy, Inc.

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
The Company also provides consulting services to AES whereby Fluence will advise and in some cases provide support to AES on procurement, logistics, design, safety, and commissioning of certain of their projects. Revenue from consulting services is classified as “Revenue from sale of energy storage products and solutions” in the Company’s Disaggregation of revenue table in “Note 3 - Revenue from Contracts with Customers.” Revenue from the consulting services is primarily recognized ratably over time based on a project specific period of performance in which we expect the performance obligation to be fulfilled. For the nine months ended June 30, 2024, the Company recognized $5.3 million in revenue from consulting services with AES.
Revenue from contracts with affiliates is included in “Revenue from related parties” on the Company’s condensed consolidated statements of operations and comprehensive loss.
In addition, the Company purchases materials and supplies from its affiliates and records the costs in “Cost of goods and services” on the Company’s condensed consolidated statements of operations and comprehensive loss.
Administrative and Service Agreements
For the nine months ended June 30, 2024, the Company has received a limited scope of consulting services from Siemens Advanta, a subsidiary of Siemens AG, and limited treasury services related to executing trades for derivative contracts from The AES Corporation.
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
Refer to “Note 16 - Supply Chain Financing” for details of the related party guarantees associated with the supply chain financing program.

Balance Sheet Related Party Transactions
The Company's condensed consolidated balance sheet included the following transactions with related parties for the periods indicated:

In thousands	June 30, 2024	September 30, 2023
Accounts receivable	$17,155	$7,945
Unbilled receivables	83,790	50,569
Total receivables from related parties	$100,945	$58,514
Advances to suppliers	51,732	$17,592
Accounts payable	5,383	2,477
Deferred revenue	36,742	110,274
Accruals and provisions	5,771	3,737
Other current liabilities	150	324
Receivables, deferred revenue, accounts payables, accruals and provisions and other current liabilities with related parties are unsecured and settlement of these balances occurs in cash. No provision has been made related to the receivables from related parties.
Income Statement Related Party Transactions
The following table presents the related party transactions that are included the Company’s condensed consolidated statements of operations and comprehensive loss for the periods indicated:

In thousands	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Revenue	$155,226	$104,735	$614,289	$502,669
Cost of goods and services	4,110	2,420	9,622	10,996
Research and development expenses	—	585	134	897
Sales and marketing expenses	—	90	42	135
General and administrative expenses	1,622	842	5,328	1,362
Other expense (income), net (a)	—	—	(1,508)	—
(a) Represents factoring income from a subsidiary of AES related to receivables sold under the Master Receivable Purchase Agreement (“MRPA”). The corresponding cost paid to the purchaser was $1.5 million and is recorded in “Sales and marketing expense” and is not considered a related party transaction. Pursuant to the MRPA, Fluence Energy, LLC may sell certain receivables for any of our customers that choose to participate in the program. Refer to “Note 17 - Sale of Receivables under Master Receivables Purchase Agreement” for more details.
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
As of June 30, 2024, 3,492,867 stock options under the Option Plan remain outstanding with no unrecognized stock compensation expense.

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
As of June 30, 2024, there are no phantom unit awards previously issued outstanding and there is no unrecognized stock compensation expense.
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
Restricted Stock Units
RSUs granted under the 2021 Incentive Plan vest ratably at one-third annually on the anniversary of the grant date over a three-year period pursuant to the terms of their applicable award agreements. The Company generally expenses the grant date fair value of the awards on a straight-line basis over each of the three separately vesting tranches within a given grant. There is no contractual term on the RSUs granted under the 2021 Incentive Plan. The Company estimated the fair value of the awards using the market value of our Class A common stock. The market value of our Class A common stock is calculated using the closing price of our Class A common stock on the date of grant. The following table summarizes activity under the 2021 Incentive Plan for the nine months ended June 30, 2024:

Number of RSUs
Outstanding as of October 1, 2023	1,843,570
Granted	937,783
Vested	(582,177)
Forfeited	(311,389)
Outstanding as of June 30, 2024	1,887,787
As of June 30, 2024, 1,887,787 RSUs previously issued remained outstanding with unrecognized stock compensation expense of $18.7 million.
Non-Qualified Stock Options
During the nine months ended June 30, 2024, the Company granted 165,521 non-qualified stock options to purchase Class A common stock under the 2021 Incentive Plan with a weighted average exercise price of $22.31. Non-qualified stock options under the 2021 Incentive Plan have a contractual term of ten years from the date of grant. The Company estimated the fair value of the awards using the Black-Scholes option-pricing model. The non-qualified stock options granted under the 2021 Incentive Plan vest ratably at one-third annually on the anniversary of the grant date over a three-year period pursuant to the terms of their applicable award agreements. The Company generally expenses the grant date fair value of the awards on a straight-line basis over each of the three separately vesting tranches within a given grant.
As of June 30, 2024, 165,521 non-qualified stock options previously issued pursuant to the 2021 Incentive Plan remained outstanding with unrecognized stock compensation expense of $1.5 million.
Performance Share Units

During the nine months ended June 30, 2024, the Company granted 386,373 PSUs redeemable for Class A common stock under the 2021 Incentive Plan. The PSUs are considered fully vested when both the performance and service based requirements are met in accordance with the vesting requirements and will be settled in shares no more than 60 days after September 30, 2026. The performance criteria for all current PSUs is based on target revenue and adjusted EBITDA for the performance period set by the Compensation and Human Resources Committee of the Company’s Board of Directors. The awards can be paid out in a range of 50% to 200%, with 0% paid out for below-threshold performance, based on the achievement of the performance criteria and upon continued service through the performance period. The Company estimated the fair value of the awards using the market value of our Class A common stock. The market value is calculated using the closing price of our Class A common stock on the date of grant. The Company monitors the achievement of the performance criteria and expenses ratably the grant date fair value of the awards probable to vest over the requisite service period. If there are changes to the amount of probable awards to vest based on achievement of performance criteria, the related stock-based compensation expense may be significantly increased or reduced in the period that our estimate changes.
As of June 30, 2024, 386,373 PSUs previously issued remained outstanding with estimated unrecognized stock compensation expense of $6.1 million.
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
Stock-based compensation expense
Stock-based compensation expense was recorded as follows:

In thousands (a)	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Cost of goods and services	$824	$1,208	$3,203	$3,364
Research and development	509	305	1,901	4,261
Sales and marketing	412	601	1,084	1,573
General and administrative	4,395	3,563	12,217	12,242
Total	$6,140	$5,677	$18,405	$21,440
(a) Includes incentive awards that will be settled in shares and incentive awards that will be settled in cash.
15. Investment in Joint Venture
On August 5, 2022, Fluence Energy Singapore PTE. LTD., a subsidiary of Fluence Energy, LLC, and ReNew Power entered into an agreement to form a partnership in India for an initial investment of $5.0 million, plus a line of credit of $15.0 million each for a 50% interest in the partnership. The Company funded the investment and the joint venture commenced operations in the first quarter of fiscal year 2023. The investment is recorded in “Other non-current assets” on our condensed consolidated balance sheet. The investment is accounted for under the equity method with results being reported by Fluence one quarter in arrears. The joint venture is not considered a variable interest entity and we do not consolidate the joint venture as we do not hold a controlling financial interest. The Company recorded an insignificant equity method loss on the investment for the nine months ended June 30, 2024.
16. Supply Chain Financing

The Company has provided certain of our suppliers with access to a supply chain financing program through a third-party financing institution (“SCF Bank”). This program allows the Company to seek extended payment terms up to 120 days with our suppliers and allows our suppliers to monetize their receivables prior to the payment due date, subject to a discount. The Company does not pledge any assets as collateral under the program. Once a supplier elects to participate in the program and reaches an agreement with SCF Bank, the supplier chooses which individual invoices to sell to the SCF Bank. The Company then pays SCF Bank on the invoice due date. The Company has no economic interest in a supplier’s decision to sell an underlying receivable to SCF Bank. The agreements between our suppliers and SCF Bank are solely at their discretion and are negotiated directly between those two parties. Our suppliers’ ability to continue using such agreements is primarily dependent upon the strength of our financial condition and guarantees issued by AES and Siemens. As of June 30, 2024, AES and Siemens Corporation, a subsidiary of Siemens, issued guarantees of $50 million each, for a total of $100 million, to SCF Bank on our behalf. The Company’s outstanding obligations confirmed as valid under its supplier financing program for periods ended June 30, 2024 and September 30, 2023, are as follows:

In thousands	June 30, 2024	September 30, 2023
Obligations outstanding at the beginning of the period	$30,001	$24,728
Invoices issued during the period	147,319	35,115
Invoices paid during the period	(136,034)	(29,842)
Obligations outstanding at the end of the period	$41,286	$30,001
As of June 30, 2024, four suppliers were actively participating in the supply chain financing program. All outstanding payments owed under the program are recorded within “Accounts payable” on the condensed consolidated balance sheets.
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

For the nine months ended June 30, 2024, we sold receivables to CACIB under the MRPA for net proceeds of $71.5 million. At the date of the true sale, the receivables were de-recognized in their entirety from the condensed consolidated balance sheet. We charged a fee to our customer, primarily for providing extended payment terms, in relation to the sale of receivables. We recorded factoring income of $1.5 million and related factoring discount of $1.5 million during the period. The factoring income is recorded in “Other expense (income), net” and the factoring discount is recorded in “Sales and marketing expense” on the condensed consolidated statements of operations and comprehensive loss. Proceeds from the sold receivables are reflected in operating cash flows on the condensed consolidated statements of cash flows.

18. Derivatives and Hedging
Certain of the Company’s foreign operations expose the Company to fluctuations of foreign exchange rates. These fluctuations may impact the value of the Company’s cash receipts and payments in terms of the functional currency of the transacting party. The Company’s primary exposure results from the foreign currency impact of intercompany sales of inventory to regional entities by the Company’s centralized procurement entity. These intercompany sales are denominated in the functional currency of the regional entities, primarily the Euro, the British Pound and the Australian dollar, while the functional currency of the centralized procurement entity is the U.S. dollar. This introduces foreign exchange risk on the revenues recorded for such intercompany sales. The Company enters into foreign currency forward contracts to manage its exposure to fluctuations in foreign exchange rates. These contracts are entered into with large, reputable financial institutions that are monitored for counterparty credit risks.
For the Company’s foreign currency forward contracts that are designated and qualify as cash flow hedges, the gains or losses on the effective portion of such hedges are recorded in accumulated other comprehensive income and subsequently reclassified in the period during which the hedged transaction affects earnings within revenue in the condensed consolidated statements of operations and comprehensive loss (i.e., when control of the inventory is passed to third-party customers and revenue is recognized). The change in fair value of the components excluded from the assessment of effectiveness, including changes in the spot-forward differential and counterparty non-performance risk, will also be recognized within revenue in the condensed consolidated statements of operations and comprehensive loss.
The Company currently also has foreign currency forward contracts that are not designated as hedges and the changes in fair value of such derivatives are recognized in current period earnings. As of June 30, 2024, the impact on our condensed consolidated financial statements was not significant.
Cash Flow Hedges
The fair value of the Company’s cash flow hedges as well as their classification on the condensed consolidated balance sheets as of June 30, 2024 and September 30, 2023 are as follows:

In thousands	June 30, 2024			September 30, 2023
	Notional Value	Other Current Assets	Other Current Liabilities	Notional Value	Other Current Assets	Other Current Liabilities
Foreign currency forward contracts	$242,933	$531	$3,033	$—	$—	$—
The gains or losses resulting from changes in fair value of the Company’s cash flow hedges recognized in accumulated other comprehensive (loss) income for the three and nine months ended June 30, 2024 and 2023 are as follows:

In thousands	Three Months Ended June 30		Nine Months Ended June 30
	2024	2023	2024	2023
Foreign currency forward contracts, net of tax	$(3,243)	$—	$(1,883)	$—
The amounts recognized within “Revenue” in the condensed consolidated statements of operations and comprehensive loss with respect to the Company’s cash flow hedges for the three and nine months ended June 30, 2024 and 2023 are as follows:

In thousands	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Foreign currency forward contracts	$72	$—	$158	$—
The following table details the changes in the cumulative impact of the loss on derivatives designated for hedge accounting for the nine months ended June 30, 2024:

In thousands	June 30, 2024
Beginning balance	$—
Amount recognized in accumulated other comprehensive (loss) income	(1,883)
Amount reclassified from accumulated other comprehensive (loss) income into earnings	—
Ending balance	$(1,883)

19. Subsequent Events
2024 Revolver
On August 6, 2024, we entered into Amendment No. 3 to ABL Credit Agreement, providing for the 2024 Revolver. Fluence Energy, Inc. entered into Amendment No. 3 in order to (i) convert the existing ABL Facility to a senior secured cash flow revolving credit facility in an initial aggregate principal amount of up to $500.0 million, (ii) replace Barclays as administrative agent under the 2024 Credit Agreement with Citibank, N.A., and (iii) make certain other modifications to the 2024 Credit Agreement as set forth therein. The maturity date and the date of termination of lending commitments under the 2024 Credit Agreement both remain unchanged at November 22, 2027. There are no borrowings under the 2024 Credit Agreement as of August 7, 2024. See "Note 10. Debt" for additional information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The following analysis provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Fluence and should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes thereto included in this Quarterly Report on Form 10-Q (this “Report”) and in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, filed with the Securities and Exchange Commission (the “SEC”) on November 29, 2023 (the “2023 Annual Report”). In addition to historical data, this discussion contains forward-looking statements about our business, results of operations, cash flows, financial condition and prospects based on current expectations that involve risks, uncertainties and assumptions. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those discussed in Part I, Item 1A. “Risk Factors” of the 2023 Annual Report and Part II, Item 1A. “Risk Factors” and the section titled “Cautionary Statement Regarding Forward-Looking Information” included elsewhere in this Report. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “potential,” “seek,” “should,” “will,” “would,” and similar expressions to identify forward-looking statements.
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
Our fiscal year begins on October 1 and ends on September 30. References to “fiscal year 2023” and “fiscal year 2024” refer to the twelve months ended September 30, 2023 and ending September 30, 2024, respectively.
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
Secondary Offering and AES Redemption
On December 8, 2023, AES Grid Stability, Siemens Pension Pension-Trust e.V. (“Siemens Pension Trust”), Qatar Holding LLC (“QHL” and together with AES Grid Stability and Siemens Pension Trust in such context, the “Selling Stockholders”) sold an aggregate of 18,000,000 shares of Class A common stock in an underwritten public offering (the “Offering”). Fluence did not sell any of its shares in the Offering and the Company did not receive any of the proceeds from the Offering. Pursuant to the terms of the Company’s Registration Rights Agreement, dated as of November 1, 2021, by and among the Company and the Original Equity Owners (as defined therein), the Company paid $0.7 million in certain expenses of the Selling Stockholders related to the Offering, while the Selling Stockholders paid all applicable underwriting discounts and commissions.

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
Negotiations with our Largest Battery Module Vendor
In December 2021, we entered negotiations with our largest battery module vendor to amend our battery supply agreement. As part of the discussions, the vendor sought to renegotiate the price we were to pay for battery modules purchased in calendar year 2022, as well as those expected to be purchased during the remainder of calendar year 2022 and calendar year 2023. As part of these negotiations, we also discussed settlement of contractual claims by Fluence to the vendor. These negotiations continued throughout calendar year 2022. On December 15, 2022, we finalized an agreement with the vendor, amending the supply agreement and resolving our claims. The approximately $19.5 million settlement for our claims was recognized as a reduction of “costs of goods and services” for the nine months ended June 30, 2023.
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

Lithium-ion Battery Cost
Our revenue growth is directly tied to the continued adoption of energy storage products and solutions by our customers. The cost of lithium-ion energy storage hardware has declined significantly in the last decade and has resulted in a large addressable market today. The market for energy storage continues to rapidly evolve and while we believe costs will continue to decline over the long term, there is no guarantee that they will decline or decline at the rates we expect. If costs do not continue to decline long term, this could adversely affect our ability to increase our revenue or grow our business. For example, we saw price increases in 2022. During calendar year 2023, prices returned to their historical trend of declining year-over-year and we continued to see declines through the first nine months of fiscal year 2024.
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
Seasonality
Through fiscal year 2021, we experienced variability in the timing of our order intake, with higher volumes of orders coming the second half of our fiscal year. However, in fiscal years 2022 and 2023, order intake was relatively consistent across each quarter. In fiscal year 2024, we currently expect to see a higher amount of our order intake in the second half of the fiscal year. The variability in our order intake in the most recent quarters has been primarily driven due to the ambiguity regarding the timing of the proposed domestic content guidelines being released by the US Department of the Treasury, which occurred in May of 2024. As a result, we continue to expect our order intake to be higher in the second half of the fiscal year 2024. The timing of our order intake can be difficult to predict, and could result in significant variation among fiscal quarters.
Government Regulation and Compliance
Governments across the globe have announced and implemented various policies, regulation and legislation to support the transition from fossil fuels to low-carbon forms of energy and to support and accelerate adoption of clean and/or reliable distributed generation technologies. Although we generally are not regulated as a utility, federal, state, and local government statutes and regulations concerning electricity heavily influence the market for our product and services. The operation of our business and our customers’ use of our products and services are impacted by these various government actions. For example, in August 2022, the United States passed the Inflation Reduction Act of 2022 (the “IRA”), which consists of several renewable energy and energy storage related provisions, including an investment tax credit for standalone energy storage and incentives for grid modernization. These include incentives for domestic battery cell manufacturing, battery module manufacturing and its components, and various upstream applications as well as incentives for energy project owners utilizing battery energy storage systems that include certain U.S. manufactured products and/or product components.
We believe we are well positioned to benefit from incentives contained in the IRA and that its enactment is favorable to our business and future operations with our forthcoming battery module manufacturing facility in Utah and our supply agreement for U.S. manufactured battery cells. However, we have not yet seen the full impact IRA-related incentives may have on our business, operations and financial performance and cannot guarantee we will realize all, or any, of the anticipated benefits of IRA-related incentives. We are continuing to evaluate the overall impact and applicability of the IRA to our business and expected results of operations going forward.
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
Research and Development Expenses
Research and development expenses consist of personnel-related costs across our global research and development (“R&D”) centers for engineers engaged in the design and development and testing of our integrated products and technologies. Engineering competencies include data science, machine learning, software development, network and cyber security, battery systems engineering, industrial controls, UI / UX, mechanical design, power systems engineering, certification, and more. R&D expenses also support three product testing labs located across the globe, including a system-level testing facility in Pennsylvania that is used for quality assurance and the rapid iteration, testing, and launching of new Fluence energy storage technology and products. We have established an additional Hardware in the Loop testing facility, which is co-located with our technical team in Bangalore, India. We expect R&D expenses to generally increase in future periods to support our growth and as we continue to invest in R&D activities that are necessary to achieve our technology and product roadmap goals. These expenses may vary from period to period as a percentage of revenue, depending primarily upon when we choose to make more significant investments.
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
Interest Income, net
Interest income, net consists of interest income net of interest expense. Interest income consists of interest earned on cash deposits and interest on customer notes receivables. Interest expense consists primarily of interest on borrowings against notes receivable pledged as collateral, unused line fees related to the revolving credit facility (the “Revolver”) pursuant to a credit agreement, dated November 1, 2021, by and among Fluence Energy, LLC, as the borrower, Fluence Energy, Inc., as a parent guarantor, the subsidiary guarantors party thereto, the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent and collateral agent (the “Revolving Credit Agreement”), which was terminated upon repayment in full of all obligations under the Revolver, effective November 22, 2023, and amortization of debt issuance costs. Interest income, net also consists of unused line and commitment fees related to the ABL Credit Agreement (as defined below).
Other Expense (Income), Net
Other expense (income), net primarily consists of expense or income from foreign currency exchange gains and losses on monetary assets and liabilities and factoring income from sale of receivables.
Income Tax Expense (Benefit)
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
Net Income (Loss)
Net income (loss) may vary from quarter to quarter and is primarily affected by our gross profit and operating expenses as defined above.
Key Operating Metrics

The following tables present our key operating metrics as of June 30, 2024 and September 30, 2023. The tables below present the metrics in either Gigawatts (GW) or Gigawatt hours (GWh). Our key operating metrics focus on project milestones to measure our performance and designate each project as either “deployed”, “assets under management”, “contracted backlog”, or “pipeline”.

	June 30, 2024	September 30, 2023	Change	Change %
Energy Storage Products and Solutions
Deployed (GW)	4.5	3.0	1.5	50%
Deployed (GWh)	11.6	7.2	4.4	61%
Contracted Backlog (GW)	6.6	4.6	2.0	43%
Pipeline (GW)	24.3	12.2	12.1	99%
Pipeline (GWh)	77.5	34.2	43.3	127%

(amounts in GW)	June 30, 2024	September 30, 2023	Change	Change %
Service Contracts
Assets under Management	3.7	2.8	0.9	32%
Contracted Backlog	3.6	2.9	0.7	24%
Pipeline	22.8	13.7	9.1	66%

(amounts in GW)	June 30, 2024	September 30, 2023	Change	Change %
Digital Contracts
Assets under Management	18.3	15.5	2.8	18%
Contracted Backlog	6.7	6.8	(0.1)	(1%)
Pipeline	30.1	24.4	5.7	23%
The following table presents our order intake for the three and nine months ended June 30, 2024 and 2023. The table is presented in Gigawatts (GW):

(amounts in GW)	Three Months Ended June 30,				Nine Months Ended June 30,
	2024	2023	Change	Change %	2024	2023	Change	Change %
Energy Storage Products and Solutions
Contracted	1.6	0.4	1.2	300%	3.7	1.6	2.1	131%
Service Contracts
Contracted	0.4	0.1	0.3	300%	2.0	1.2	0.8	67%
Digital Contracts
Contracted	0.6	1.0	(0.4)	(40)%	4.0	4.4	(0.4)	(9)%
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
We cannot guarantee that our pipeline will result in actual revenue in the originally anticipated period or at all. Pipeline may not generate margins equal to our historical operating results. We have only recently begun to track our pipeline on a consistent basis as performance measures, and as a result, we do not have significant experience in determining the level of realization that we will achieve on these contracts. Our customers may experience project delays or cancel orders as a result of external market factors and economic or other factors beyond our control. If our pipeline fails to result in revenue as anticipated or in a timely manner, we could experience a reduction in revenue, profitability, and liquidity.
Non-GAAP Financial Measures
This section contains references to certain non-GAAP financial measures, including Adjusted EBITDA, Adjusted Gross Profit, Adjusted Gross Profit Margin, and Free Cash Flow.
Adjusted EBITDA is calculated from the consolidated statements of operations using net income (loss) adjusted for (i) interest income, net, (ii) income taxes, (iii) depreciation and amortization, (iv) stock-based compensation, and (v) other non-recurring income or expenses. Adjusted EBITDA may in the future also be adjusted for amounts impacting net income related to the Tax Receivable Agreement liability.

Adjusted Gross Profit is calculated using gross profit, adjusted to exclude (i) stock-based compensation expenses, (ii) amortization, and (iii) other non-recurring income or expenses. Adjusted Gross Profit Margin is calculated using Adjusted Gross Profit divided by total revenue.

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

The following tables present our non-GAAP measures for the periods indicated.

($ in thousands)	Three Months Ended June 30,		Change	Change %	Nine Months Ended June 30,		Change	Change %
	2024	2023			2024	2023
Net income (loss)	$1,075	$(35,045)	$36,120	103%	$(37,357)	$(109,636)	$72,279	66%
Add:
Interest income, net(a)	(1,300)	(1,520)	220	(14)%	(4,554)	(4,251)	(303)	7%
Income tax expense (benefit)	4,229	(1,318)	5,547	421%	1,328	(2,058)	3,386	165%
Depreciation and amortization	4,423	2,758	1,665	60%	10,395	7,851	2,544	32%
Stock-based compensation(b)	6,140	5,677	463	8%	18,405	21,417	(3,012)	(14)%
Other non-recurring expenses(c)	1,033	1,965	(932)	(47)%	3,017	5,439	(2,422)	(45)%
Adjusted EBITDA	$15,600	$(27,483)	$43,083	157%	$(8,766)	$(81,238)	$72,472	89%
(a) Interest income, net for the three and nine months ended June 30, 2023 have been recast to conform with current period presentation as described in “Footnote 2 - Summary of Significant Accounting Policies and Estimates, Reclassifications.”
(b) Includes incentive awards that will be settled in shares and incentive awards that will be settled in cash.
(c) Amount for the three months ended June 30, 2024 includes $1.0 million in severance costs related to restructuring. Amount for the three months ended June 30, 2023 included $2.0 million in severance costs and consulting fees related to the restructuring plan from November 2022. Amount for the nine months ended June 30, 2024 includes approximately $1.0 million in severance costs related to restructuring, $1.2 million of costs related to the termination of the Revolving Credit Agreement and $0.8 million in costs related to the Offering. Amount for the nine months ended June 30, 2023 included $5.4 million in severance costs and consulting fees related to the restructuring plan from November 2022.

($ in thousands)	Three Months Ended June 30,		Change	Change %	Nine Months Ended June 30,		Change	Change %
	2024	2023			2024	2023
Total revenue	$483,317	$536,351	$(53,034)	(10)%	$1,470,414	$1,544,997	$(74,583)	(5)%
Cost of goods and services	400,272	514,531	(114,259)	(22)%	1,286,803	1,480,324	(193,521)	(13)%
Gross profit	83,045	21,820	61,225	281%	183,611	64,673	118,938	184%
Gross profit margin %	17.2%	4.1%			12.5%	4.2%
Add:
Stock-based compensation(a)	824	1,208	(384)	(32)%	3,204	3,364	(160)	(5)%
Amortization(b)	770	491	279	57%	1,776	491	1,285	262%
Other non-recurring expenses(c)	—	108	(108)	(100)%	—	436	(436)	(100)%
Adjusted Gross Profit	$84,639	$23,627	$61,012	258%	$188,591	$68,964	$119,627	173%
Adjusted Gross Profit Margin %	17.5%	4.4%			12.8%	4.5%
(a) Includes incentive awards that will be settled in shares and incentive awards that will be settled in cash.
(b) Amount relates to amortization of capitalized software included in cost of goods and services.
(c) Amount for the three and nine months ended June 30, 2023 included $0.1 million and $0.4 million, respectively in severance costs related to the restructuring plan from November 2022.

($ in thousands)	Nine Months Ended June 30,		Change	Change %
	2024	2023
Net cash provided by (used in) operating activities	$69,156	$(160,487)	$229,643	143%
Less: Purchase of property and equipment	(4,838)	(1,877)	(2,961)	(158)%
Free Cash Flow	$64,318	$(162,364)	$226,682	140%

Results of Operations
Comparison of the Three and Nine Months Ended June 30, 2024 to the Three and Nine Months Ended June 30, 2023
The following table sets forth our operating results for the periods indicated.

($ in thousands)	Three Months Ended June 30,		Change	Change %	Nine Months Ended June 30,		Change	Change %
	2024	2023			2024	2023
Total revenue	$483,317	$536,351	$(53,034)	(10)%	$1,470,414	$1,544,997	$(74,583)	(5)%
Costs of goods and services	400,272	514,531	(114,259)	(22)%	1,286,803	1,480,324	(193,521)	(13)%
Gross profit	83,045	21,820	61,225	281%	183,611	64,673	118,938	184%
Gross profit margin %	17.2%	4.1%			12.5%	4.2%
Operating expenses:
Research and development	14,976	9,918	5,058	51%	47,843	51,631	(3,788)	(7)%
Sales and marketing	14,773	10,106	4,667	46%	41,271	29,299	11,972	41%
General and administrative	45,106	38,145	6,961	18%	126,901	101,190	25,711	25%
Depreciation and amortization	3,624	2,267	1,357	60%	8,589	7,360	1,229	17%
Interest income, net	(1,300)	(1,520)	220	(14)%	(4,554)	(4,251)	(303)	7%
Other expense (income), net	562	(733)	1,295	(177)%	(410)	(8,862)	8,452	(95)%
Income (loss) before income taxes	$5,304	$(36,363)	$41,667	115%	$(36,029)	$(111,694)	$75,665	(68)%
Income tax expense (benefit)	4,229	(1,318)	5,547	421%	1,328	(2,058)	3,386	165%
Net income (loss)	$1,075	$(35,045)	$36,120	103%	$(37,357)	$(109,636)	$72,279	(66)%
Total Revenue

Total revenue decreased by $53.0 million, or 10%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The decrease in total revenue for the three months ended June 30, 2024 was mainly attributable to a decrease in revenue from our battery-based energy storage products and solutions by $57.7 million, partially offset by an increase in services revenue of $4.7 million. The decrease in revenue from our battery-based energy storage products and solutions was primarily driven by decreased volumes of Gen6 solutions delivered in the current period due to timing based upon customer schedules partially offset by a period over period increase in changes in transaction prices of $7.1 million, from performance obligations substantially satisfied in previous periods. The increase in services revenue is primarily driven by additional battery-based energy storage products and solutions being deployed and transitioned to assets under management.

Total revenue decreased by $74.6 million, or 5%, for the nine months ended June 30, 2024, compared to the nine months ended June 30, 2023. The decrease in total revenue for the nine months ended June 30, 2024 was mainly attributable to a decrease in revenue related of our battery-based energy storage products and solutions by $86.0 million, partially offset by an increase in services revenue of $11.5 million. The decrease in revenue from our battery-based energy storage products and solutions was primarily driven by (i) decreased volumes of Gen6 solutions delivered in the current period due to timing based upon customer schedules, (ii) a period over period decrease in changes in transaction prices of $9.9 million, from performance obligations substantially satisfied in previous periods, and (iii) a decrease in revenue from consulting services provided to AES of $8.4 million. The increase in services revenue is primarily driven by additional battery-based energy storage products and solutions being deployed and transitioned to assets under management.

Costs of Goods and Services
Cost of goods and services decreased by $114.3 million, or 22%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The decrease in cost of goods and services for the three months ended June 30, 2024 was mainly attributable to (i) the decrease of volume of Gen6 solutions delivered due to timing based upon customer schedules, and (ii) net improvement of gross margins on the portfolio of newer Gen6 solutions projects delivered during the current period due to operational efficiencies, partially offset by an increase in services cost due to additional battery-based energy storage products and solutions being deployed and transitioned to assets under management.
Cost of goods and services decreased by $193.5 million, or 13%, for the nine months ended June 30, 2024, compared to the nine months ended June 30, 2023. The decrease in cost of goods and services for the nine months ended June 30, 2024 was primarily attributable to (i) the decrease of volume of Gen6 solutions delivered due to timing based upon customer schedules, (ii) net improvement of gross margins on portfolio of newer Gen6 solutions projects delivered during the current period due to operational efficiencies, and (iii) a decrease in warranty expense for the period of $11.2 million due mostly to a change in estimate that occurred in the prior period but did not reoccur in the current period. These decreases in costs of goods and services were partially offset by (i) the favorable impact of a settlement of contractual claims with our largest battery module vendor of $19.5 million recognized in December 2022 and (ii) an increase in services cost due to additional battery-based energy storage products and solutions being deployed and transitioned to assets under management.

Gross Profit and Gross Profit Margin
Gross profit increased by $61.2 million, or 281%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The increase in gross profit for the three months ended June 30, 2024 was primarily due (i) to net improvement of gross margins on the portfolio of newer Gen6 solutions projects delivered in the current period due to operational efficiencies as described above in “Costs of goods and services” and (ii) increases in revenue due to changes in transactions prices from performance obligations substantially satisfied in previous periods described above in “Total revenue.”
Gross profit increased by $118.9 million, or 184%, for the nine months ended June 30, 2024, compared to the nine months ended June 30, 2023. The increase in gross profit for the nine months ended June 30, 2024 was primarily due to (i) net improvement of gross margins on the portfolio of newer Gen6 solutions projects in the current period due to operational efficiencies and (ii) a decrease in warranty expense as described above in “Costs of goods and services.” These increases in gross profit were partially offset by (i) decreases in revenue due to changes in transaction prices from performance obligations substantially satisfied in previous periods described above in “Total revenue”, (ii) the favorable impact in the prior period of a settlement of contractual claims with our largest battery module vendor described above in “Costs of goods and services”, and (iii) a decrease in gross profit from consulting services provided to AES of $6.8 million when compared to the prior period.
Research and Development Expenses
Research and development expenses increased by $5.1 million, or 51%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The increase in research and development expenses for the three months ended June 30, 2024 was primarily attributable to a $4.7 million reduction in internal software development costs capitalized related to development of our technology products when compared to the prior period.

Research and development expenses decreased by $3.8 million, or 7%, for the nine months ended June 30, 2024, compared to the nine months ended June 30, 2023. The decrease in research and development expenses for the nine months ended June 30, 2024 was primarily attributable to (i) a $6.6 million reduction in salaries and personnel-related costs, including stock-based compensation, due to relocation of certain R&D activities to lower cost locations, (ii) a reduction of consulting services of $2.9 million, and (iii) a reduction of severance costs of $1.6 million. This decrease was partially offset by (i) a $4.3 million increase in information technology cost allocations to support our growth and (ii) an increase in expenditures for materials and supplies of $3.3 million related to R&D activities for our forthcoming battery module manufacturing.

Sales and Marketing Expenses
Sales and marketing expenses increased by $4.7 million, or 46%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The increase in sales and marketing expenses for the three months ended June 30, 2024 was primarily attributable to (i) a $2.1 million increase in salaries and personnel-related expenses, including stock-based compensation, due to an increase in headcount and (ii) a $1.5 million increase in information technology cost allocations to support our growth.

Sales and marketing expenses increased by $12.0 million, or 41%, for the nine months ended June 30, 2024, compared to the nine months ended June 30, 2023. The increase in sales and marketing expenses for the nine months ended June 30, 2024 was primarily attributable to (i) a $4.2 million increase in information technology cost allocations to support our growth, (ii) a $3.0 million increase in salaries and personnel-related expenses, including stock-based compensation, due to an increase in headcount, and (iii) a $1.5 million factoring discount on sale of accounts receivable recorded in the current period.
General and Administrative Expenses
General and administrative expenses increased by $7.0 million, or 18%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The increase in general and administrative expenses for the three months ended June 30, 2024 was primarily attributable to (i) an increase in salaries and personnel-related costs, including stock-based compensation, of $11.3 million due to higher headcount and (ii) a $3.4 million increase in information technology licenses and consulting services related to implementation of new systems to support our growth. These increases were partially offset by (i) a $4.7 million increase in information technology cost allocations to other departments which reduces general and administrative costs and (ii) the capitalization of an additional $3.5 million in internal software development costs related to implementation of new systems.

General and administrative expenses increased by $25.7 million, or 25%, for the nine months ended June 30, 2024, compared to the nine months ended June 30, 2023. The increase in general and administrative expenses for the nine months ended June 30, 2024 was primarily attributable to (i) an increase in salaries and personnel-related expenses, including stock-based compensation, of $30.4 million due to higher headcount and (ii) a $12.1 million increase in information technology licenses and consulting services related to implementation of new systems to support our growth. These increases were partially offset by (i) a $12.7 million increase in information technology cost allocations to other departments which reduces general and administrative costs and (ii) the capitalization of an additional $7.2 million in internal software development costs related to implementation of new systems.

Depreciation and Amortization
Depreciation and amortization increased by $1.4 million, or 60%, in the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily attributable to a $1.2 million cumulative adjustment in depreciation resulting from changing the useful life of IT equipment from five years to three years.

Depreciation and amortization increased by $1.2 million, or 17% in the nine months ended June 30, 2024, compared to the nine months ended June 30, 2023, primarily attributable to a $1.2 million cumulative adjustment in depreciation resulting from changing the useful life of IT equipment from five years to three years.

Interest Income, Net
Interest income, net was relatively flat in the three months ended June 30, 2024, compared to the three months ended June 30, 2023.
Interest income, net was relatively flat in the nine months ended June 30, 2024, compared to the nine months ended June 30, 2023.
Other Expense (Income), Net
Other expense, net increased by $1.3 million, or 177%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The increase in other expense, net for the three months ended June 30, 2024 was primarily attributable to a $1.6 million increase in unfavorable foreign currency exchange losses for monetary assets and liabilities period over period.

Other income, net decreased by $8.5 million, or 95%, for the nine months ended June 30, 2024, compared to the nine months ended June 30, 2023. The decrease in other income, net for the nine months ended June 30, 2024 was primarily attributable to (i) a decrease in favorable foreign currency exchange adjustments for monetary assets and liabilities of $8.8 million and (ii) gains that did not reoccur in the current period on changes in fair value of short-term investments of $1.3 million, (iii) partially offset by the factoring income of $1.5 million related to the Master Receivables Purchase Agreement dated February 27, 2024 (the “MRPA”) recorded in the current period.
Income Tax Expense (Benefit)
Income tax expense increased by $5.5 million, or 421%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The increase in income tax expense for the three months ended June 30, 2024 is primarily attributable to an increase in pre-tax income in foreign tax jurisdictions without historical losses.
Income tax expense increased by $3.4 million, or 165%, for the nine months ended June 30, 2024, compared to the nine months ended June 30, 2023. The increase in income tax expense for the nine months ended June 30, 2024 was primarily attributable to an increase in pre-tax income in foreign tax jurisdictions without historical losses.
Net Income (Loss)
Net income increased by $36.1 million, or 103%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The increase in net income for the three months ended June 30, 2024 is primarily attributable to an increase in “Gross profit” as described above. This was partially offset by (i) an increase in “Research and development expenses,” (ii) an increase in “Sales and marketing expenses” and (iii) an increase in “General and administrative expenses,” each as described above.

Net loss decreased by $72.3 million, or 66%, for the nine months ended June 30, 2024, compared to the nine months ended June 30, 2023. The decrease in net loss for the nine months ended June 30, 2024 is primarily attributable to (i) an increase in “Gross profit” and (ii) a decrease in “Research and development expenses” as described above. This was partially offset by (i) an increase in “General and administrative expenses,” (ii) an increase in “Sales and marketing expenses,” and (iii) a decrease in “Other (income), net”, each as described above.
Liquidity and Capital Resources
Since inception and through June 30, 2024, our principal sources of liquidity were the proceeds from our IPO, our cash and cash equivalents, short-term borrowings, borrowings available under the Revolver, borrowings available under the ABL Facility (as defined below), supply chain financing, capital contributions from AES Grid Stability and Siemens Industry, proceeds from short term investments, and borrowings against note receivables and proceeds from sale of accounts receivable under the MRPA.
We believe the proceeds received from our IPO, cash flows from operations, which includes sales of accounts receivable under the MRPA, borrowings against notes receivable and borrowings available under the 2024 Revolver (as defined below) will be sufficient to meet our expense and capital requirements for at least the next 12 months following the filing of this Report.
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
Supply Chain Financing
We have provided certain of our suppliers with access to a supply chain financing program through a third-party financing institution (the “SCF Bank”). This program allows us to seek extended payment terms with our suppliers and allows our suppliers to monetize their receivables prior to the payment due date, subject to a discount. Once a supplier elects to participate in the program and reaches an agreement with the SCF Bank, the supplier elects which individual invoices to sell to the SCF Bank. We then pay the SCF Bank on the invoice due date. We have no economic interest in a supplier’s decision to sell a receivable to the SCF Bank. The agreements between our suppliers and the SCF Bank are solely at their discretion and are negotiated directly between them. Our suppliers’ ability to continue using such agreements is primarily dependent upon the strength of our financial condition and guarantees issued by AES and Siemens Corporation, a subsidiary of Siemens, pursuant to the terms of the Credit Support and Reimbursement Agreement (as defined below). As of June 30, 2024, AES and Siemens Corporation, a subsidiary of Siemens, issued guarantees of $50.0 million each, for a total of $100.0 million, to SCF Bank on our behalf.
As of June 30, 2024, four suppliers were actively participating in the supply chain financing program, and we had $41.3 million of payables outstanding subject to the program. All outstanding payments owed under the program are recorded within “Accounts payable” on the condensed consolidated balance sheets.
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
Revolving Credit Facility
We entered into a Revolving Credit Agreement for a revolving credit facility (the “Revolver”) on November 1, 2021, by and among Fluence Energy, LLC, as the borrower, Fluence Energy Inc., as a parent guarantor, the subsidiary guarantors party thereto, the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent and collateral agent. The aggregate amount of commitments was $200.0 million. The Revolver was originally scheduled to mature on November 1, 2025. The Revolving Credit Agreement was terminated effective November 22, 2023, in conjunction with the entry into the ABL Credit Agreement (as further described below), and at such time, the Company prepaid all amounts outstanding under the Revolver and terminated all commitments thereunder. No penalties were required to be paid as a result of the termination.
For further discussion of the Revolver, refer to “Note 10 - Debt” to our unaudited condensed consolidated financial statements included elsewhere in this Report.

Asset-Based Lending Facility
On November 22, 2023, the Company entered into an asset-based syndicated credit agreement (the “ABL Credit Agreement”) by and among Fluence Energy, LLC, as parent borrower, Fluence Energy, Inc., as parent, the other borrowers party thereto, the other guarantors party thereto, the lenders party thereto (the “ABL Lenders”), and Barclays Bank PLC (“Barclays”), as administrative agent, which was amended by the Master Assignment and Assumption and Issuing Bank Joinder, effective December 15, 2023 (the “ABL Joinder”), Amendment No. 1, dated April 8, 2024 (“Amendment No. 1”), and Amendment No. 2, dated May 8, 2024 (“Amendment No. 2”), which provided for revolving commitments in an aggregate principal amount of $400.0 million (the "ABL Facility"). The ABL Facility was secured by (i) a first priority pledge of Fluence Energy, Inc.’s equity interests in Fluence Energy, LLC and (ii) first priority security interests in, and mortgages on, substantially all tangible and intangible personal property and material fee-owned real property of Fluence Energy, Inc., Fluence Energy, LLC, and Fluence Energy Global Production Operation, LLC, in each case, subject to customary exceptions and limitations. Borrowings under the ABL Facility were scheduled to mature, and lending commitments thereunder would terminate, on November 22, 2027.
As of June 30, 2024, borrowing availability under the ABL Facility was determined by a borrowing base calculation based on specified percentages of U.S. eligible inventory, net orderly liquidation value of most recent inventory appraisal, and U.S. eligible in-transit inventory, as well as potential borrowing base qualified cash, less the aggregate amount of any reserves. Borrowing base qualified cash was defined as the lesser of (a) the aggregate amount of cash (other than restricted cash) held in a specific borrowing base qualified cash account and (b) $100.0 million. The Company was obligated to provide a borrowing base certificate to lenders twenty days following the end of each calendar month, except during a reporting trigger period where it would provide such certificates on a weekly basis.
After giving effect to Amendment No. 2, unless a Covenant Relief Period (as defined below) had occurred and was continuing, the ABL Credit Agreement provided for a full cash dominion period (a) if an event of default was occurring or (b) beginning on the date on which Excess Availability (as defined below) was less than the greater of (i) 12.5% of the Line Cap (as defined below) and (ii) if the borrowing base then in effect was (A) less than $200.0 million, $25.0 million and (B) greater than or equal to $200.0 million, $50.0 million. Excess Availability was defined as an amount equal to (a) the lesser of (i) the total commitments of all ABL Lenders and (ii) the borrowing base, minus (b) total outstanding revolving extensions of credit. Line Cap was defined as the lesser of the total commitments of the ABL Lenders and the borrowing base. A Covenant Relief Period was defined as a period during which (a) no default or event of default had occurred and continuing and (b) either of the following shall exist: (i) the aggregate revolving credit exposure of the ABL Lenders was not greater than $0 or (ii) each of (A) the amount of aggregate borrowings under the ABL Facility was not greater than $0; (B) the non-cash collateralized LC exposure (as defined under the ABL Credit Agreement) was not greater than $15.0 million, and (C) the borrowing base exceeded the sum of all lenders’ letter of credit exposure.
Total liquidity under the ABL Facility was required to not be less than the greater of (i) 20% of the Line Cap and (ii) (A) if the borrowing base was less than $200.0 million, $50.0 million and (B) if the borrowing base was greater than or equal to $200.0 million, $64.0 million. In addition, unless we were in a Covenant Relief Period, the Company could not permit Excess Availability to be less than the greater of (i) $15.0 million and (ii) 10% of the Line Cap.
The ABL Credit Agreement set forth that (i) loans comprising each ABR Borrowing bore interest at the Alternate Base Rate plus an additional margin ranging from 1.00% to 1.50%, (ii) loans comprising each Canadian Prime Loan Borrowing bore interest at the Canadian Prime Rate plus an additional margin ranging from 1.00% to 1.50%, and (iii) the loans comprising each Term Benchmark Borrowing bore interest at the Adjusted Term SOFR Rate, the Adjusted EURIBOR Rate or Adjusted Term CORRA, as applicable, plus an additional margin ranging from 2.00% to 2.50%, in each instance subject to customary benchmark replacement provisions. Fluence Energy, LLC was required to pay to the ABL Lenders a commitment fee on the average daily unused portion of the commitments through maturity, which accrued at the rate of (a) until the last day of the first full calendar quarter following the closing of the ABL Facility, 0.450% per annum, and (b) thereafter, 0.450% per annum if average revolving loan utilization was less than or equal to 50% and 0.375% per annum if average revolving loan utilization was greater than 50%. The ABL Facility also provided for a letter of credit sublimit in the amount of $200.0 million, if certain conditions were met. Each letter of credit issuance was conditioned upon, among other conditions, the payment of certain customary issuance and administration fees, as well as payment of a fronting fee to each issuer thereof and payment of a letter of credit participation fee payable to the ABL Lenders. Capitalized terms used in this paragraph that are not otherwise defined are defined in the ABL Credit Agreement.

The ABL Credit Agreement contained customary covenants for this type of financing, including, but not limited to, covenants that restricted our ability to incur indebtedness; incur liens; sell, transfer, or dispose of property and assets; make investments or acquisitions; pay dividends, make distributions or other restricted payments; and engage in affiliate transactions. The ABL Credit Agreement limited our ability to make certain payments, including dividends and distributions on Fluence Energy, LLC’s equity, the Company’s equity and other restricted payments. Fluence Energy, LLC and its subsidiaries were limited in their ability to pay cash dividends to, lend to, or make other investments in Fluence Energy, Inc., subject to certain exceptions. If certain payment conditions under the ABL Credit Agreement were satisfied, then additional specified transactions could have been made by the Company. Such covenants were tested on a quarterly basis and upon the occurrence of other certain restricted payments, the incurrence of indebtedness, certain dispositions, and other specified transactions. As of June 30, 2024, we were in a Covenant Relief Period and were in compliance with all such applicable covenants or maintained availability above such applicable covenant triggers.
As of June 30, 2024, we had no borrowings under the ABL Facility and no letters of credit outstanding. Based on the borrowing base certificate in effect as of June 30, 2024, we had $11.3 million of borrowing capacity above the Excess Availability minimum in the ABL Facility.
2024 Revolver
On August 6, 2024 (the "Amendment Effective Date"), Fluence Energy, Inc. entered into Amendment Number Three ("Amendment No. 3") to that certain ABL Credit Agreement by and among Fluence Energy, LLC, as parent borrower, the Company, as parent, the other borrowers party thereto, the other guarantors party thereto, the lenders party thereto, and Citibank, N.A., as administrative agent (as successor to Barclays Bank PLC) (such agreement, as so amended, the "2024 Credit Agreement") in order to (i) convert the existing ABL Facility to a senior secured cash flow revolving credit facility in an initial aggregate principal amount of up to $500.0 million (the "2024 Revolver"), (ii) replace Barclays as administrative agent under the 2024 Credit Agreement with Citibank, N.A., and (iii) make certain other modifications to the 2024 Credit Agreement as set forth therein. Capitalized terms used in this subsection that are not otherwise defined are defined in the 2024 Credit Agreement.
The 2024 Revolver is secured by (i) a first priority pledge of the Company's equity interests in Fluence Energy, LLC and Fluence Energy Global Production Operation, LLC, (ii) first priority security interests in substantially all tangible and intangible personal property of the Company, Fluence Energy, LLC, Fluence Energy Global Production Operation, LLC and certain of its foreign subsidiaries, in each case, subject to customary exceptions and limitations, and (iii) a pledge of the Company's equity interests in certain of its foreign subsidiaries and security interests in certain assets of such foreign subsidiaries.
The 2024 Credit Agreement sets forth that (i) loans comprising each ABR Borrowing shall bear interest at the Alternate Base Rate plus 2.00%, (ii) loans comprising each Term Benchmark Borrowing shall bear interest at the Term SOFR Rate or the Adjusted EURIBOR Rate, as applicable, plus 3.00%, and (iii) the loans comprising each RFR Borrowing shall bear interest at the Daily Simple RFR plus 3.00%, in each instance subject to customary benchmark replacement provisions including, but not limited to, alternative benchmark rates, customary spread adjustments with respect to borrowings in foreign currencies and benchmark replacement conforming changes. Fluence Energy, LLC is required to pay to the lenders a commitment fee on the average daily unused portion of the commitments through maturity, which shall accrue at the rate of 0.50% per annum. The 2024 Credit Agreement provides for a cash draw sublimit of $150.0 million as well as a letter of credit sublimit in the amount of $500.0 million if certain conditions are met.
The 2024 Credit Agreement contains customary covenants for this type of financing, including, but not limited to, covenants that restrict our and certain of our subsidiary’s ability to: incur indebtedness; incur liens; sell, transfer, or dispose of property and assets; make investments or acquisitions; pay dividends, make distributions or other restricted payments; and engage in affiliate transactions. The 2024 Credit Agreement limits our ability to make certain payments, including dividends and distributions on Fluence Energy, LLC's equity, the Company's equity and other restricted payments. Under the terms of the 2024 Credit Agreement, Fluence Energy, LLC and its subsidiaries are currently limited in their ability to pay cash dividends to, lend to, or make other investments in the Company, subject to certain exceptions. In addition, we are required to maintain (i) from the Amendment Effective Date through December 31, 2025, Total Liquidity of no less than $150,000,000, (ii) from January 1, 2026 and thereafter, Total Liquidity of no less than $100,000,000 or a Consolidated Leverage Ratio as of the last day of any Measurement Period not to exceed 3.50:1.00, and (iii) certain other financial requirements at each Guarantor Coverage Test Date. Such covenants will be tested on a quarterly basis and upon the occurrence of other certain restricted payments, the incurrence of indebtedness, certain dispositions, and other specified transactions.

The 2024 Credit Agreement contains customary events of default for this type of financing. If an event of default occurs with respect to a borrower, the lenders will be able to, among other things, terminate the commitments immediately, cash collateralize any outstanding letters of credit, declare any loans outstanding to be due and payable in whole or in part, and exercise other rights and remedies. The maturity date and the date of termination of lending commitments under the 2024 Credit Agreement both remain unchanged at November 22, 2027. There are no borrowings and no letters of credit outstanding under the 2024 Credit Agreement as of August 7, 2024.
Borrowings Against Note Receivable - Pledged as Collateral
In December 2022, we transferred $24.3 million in customer receivables to Standard Chartered Bank (“SCB”) in the Philippines for proceeds of $21.1 million. The receivables all related to our largest customer in that country. The underlying receivables transferred were previously aggregated into a long term note, with interest, and which has a maturity date of September 30, 2024. In April 2023, we aggregated and transferred an additional $30.9 million in receivables into a second long term note with the same customer to SCB for proceeds of $27.0 million, upon substantially similar terms as the December 2022 transfer and with a maturity date of December 27, 2024. These transactions are treated as secured borrowings as we did not transfer the entire note receivables due from the customer to SCB. We continue to receive quarterly interest income from the customer, while SCB is responsible for collecting payments on the principal balances which represent the initial receivable balances from the customer. We have no other continuing involvement or exposure related to the underlying receivables. For the nine months ended June 30, 2024, the Company recorded net interest income of $0.2 million, which represents the aggregate of $3.5 million in interest income and $3.3 million in interest expense recorded in “Interest income, net.”
Sale of Receivables under Master Receivables Purchase Agreement
On February 27, 2024, Fluence Energy, LLC entered into the MRPA, by and among Fluence Energy, LLC and any other seller from time to time party thereto, as sellers and servicers, and Credit Agricole Corporate and Investment Bank ("CACIB"), as purchaser, of certain receivables on an uncommitted basis. The MRPA provides that the outstanding amount of all Purchased Receivables under the MRPA will not exceed $75.0 million, with sublimits for each account debtor and for certain kinds of receivables. The MRPA may be terminated by either party at any time by 30 days’ prior written notice. Fluence Energy, LLC has granted CACIB a security interest in the Purchased Receivables, and proceeds thereof, as more fully described in the MRPA, in order to perfect CACIB’s ownership interest in the Purchased Receivables and secure the payment and performance of all obligations of Fluence Energy, LLC to CACIB under the MRPA. The MRPA contains other customary representations and warranties and covenants.
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
For the nine months ended June 30, 2024, we sold receivables to CACIB under the MRPA for net proceeds of $71.5 million. At the date of the true sale, the receivables were de-recognized in their entirety from the consolidated balance sheet. We charged a fee to our customer, primarily for providing extended payment terms, in relation to the sale of receivables. We recorded factoring income of $1.5 million and related factoring discount of $1.5 million during the period. The factoring income is recorded in “Other expense (income), net” and the factoring discount is recorded in “Sales and marketing expense” on the condensed consolidated statements of operations and comprehensive loss. Proceeds from the sold receivables are reflected in operating cash flows on the condensed consolidated statements of cash flows.

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
Commitments, Guarantees, Letter of Credits, Surety Bonds, Off-Balance Sheet Arrangements
As of June 30, 2024, the Company had outstanding bank guarantees, parent guarantees, letters of credit, and surety bonds issued as performance security arrangements for a large number of customer projects. In addition, we have a limited number of parent company guarantees issued as payment security to certain vendors. The Company also has certain battery purchase obligations and spending requirements under our master supply agreement with suppliers. We are also party to both assurance and service-type warranties for various lengths of time. Refer to “Note 12 - Commitments and Contingencies” to our unaudited condensed financial statements included elsewhere in this Report for more information regarding our contingent obligations, including off-balance sheet arrangements, and legal contingencies.
Historical Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities for the periods presented.

	Nine Months Ended June 30,		Change	Change %
($ in thousands)	2024	2023
Net cash provided by (used in) operating activities	$69,156	$(160,487)	$229,643	143.1%
Net cash (used in) provided by investing activities	$(13,444)	$97,500	$(110,944)	(113.8)%
Net cash (used in) provided by financing activities	$(5,767)	$52,588	$(58,355)	(111.0)%
Net cash flows provided by operating activities were $69.2 million for the nine months ended June 30, 2024, compared to negative $160.5 million for the nine months ended June 30, 2023. The $229.6 million increase in cash provided by operations period over period was primarily due to a decrease in net loss of $72.3 million and improvement in cash provided by working capital balances of $138.7 million. The details of cash provided by (used in) operations for each period are described below.

Net cash flows provided by operating activities of $69.2 million for the nine months ended June 30, 2024, was primarily due to (i) increases in accounts payable of $256.3 million due to the timing of payments to various vendors, and (ii) net positive effects of changes in customer contract assets and liabilities. Specifically, deferred revenue, inclusive of related parties increased in aggregate by $57.5 million and receivables, inclusive of trade, unbilled AR and related parties increased in aggregate by $59.4 million due to timing of various customer project billings and cash collections in accordance with contract milestone payment schedules. These cash inflows were partially offset by (i) net cash expenditures on inventory of $257.9 million. and (ii) advance payments primarily made as capacity guarantees pursuant to purchase agreements with our suppliers of $47.0 million during the period.

Net cash flows used in operations of $160.5 million for the nine months ended June 30, 2023, were primarily due to (i) net loss of $109.6 million, (ii) decreases in accounts payable of $139.3 million due to timing of purchases and payments to various vendors, (iii) net negative effects of changes in customer contract assets and liabilities, specifically, deferred revenue, inclusive of related parties increased in aggregate by $12.5 million, and receivables, inclusive of trade, unbilled AR and related parties decreased in aggregate by $27.9 million due to timing of various customer project billings and cash collections in accordance with contract milestone payment schedules, and (iv) advance payments to various vendors of $8.1 million. These negative effects were partially offset by positive effects of utilization of inventory of $145.9 million.

Net cash flows used in investing activities were $13.4 million for the nine months ended June 30, 2024, which were primarily due to capital expenditures on internal-use software of $8.6 million and purchases of property and equipment of $4.8 million.

Net cash flows provided by investing activities were $97.5 million for the nine months ended June 30, 2023, which was primarily due to $111.7 million in proceeds from short term investments offset by (i) capital expenditures on internal-use software and software of $7.3 million, (ii) investments in joint ventures of $5.0 million and (iii) purchases of property and equipment of $1.9 million.

Net cash flows used in financing activities were $5.8 million for the nine months ended June 30, 2024. The net cash flows used in financing activities were primarily related to (i) $5.0 million in payments related to debt issuance costs for the ABL Facility, (ii) $3.9 million in payments for a previously acquired company (Nispera) and (iii) $1.2 million related to Class A common stock withheld related to settlement of employee taxes for stock-based compensation awards, offset by $4.4 million of proceeds from the exercise of stock options during the period.

Net cash flows provided by financing activities were approximately $52.6 million for the nine months ended June 30, 2023. The net cash flows provided by financing activities were primarily related to (i) $48.2 million of proceeds from borrowings against notes receivable and (ii) $6.0 million of proceeds from the exercise of stock options, offset by $1.6 million related to Class A common stock withheld related to settlement of employee taxes for stock-based compensation awards.
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
During the nine months ended June 30, 2024, there were no significant changes in application of our critical accounting policies or estimation procedures from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our 2023 Annual Report and the notes to the audited consolidated financial statements appearing elsewhere in the 2023 Annual Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk

Other than as discussed below, there have been no material changes with respect to our exposure to market risk as disclosed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2023 Annual Report.
Foreign Currency Risk

Our reporting currency is the U.S. dollar, while certain of our current subsidiaries have other functional currencies, reflecting their principal operating markets. Fluctuations in currency exchange rates between the U.S. dollar and the Euro, the British pound, the Australian dollar, the Canadian Dollar, and the Swiss Franc in our current foreign markets could create significant fluctuations in earnings and cash flows. We use foreign currency forward contracts and may designate these instruments as cash flow hedges to manage our exposure to the foreign currency impact of intercompany sales of inventory to regional entities by our centralized procurement entity. To date, we have not had material exposure to foreign currency fluctuations.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024, the end of the period covered by this Report. Based upon that evaluation, management concluded that, as of June 30, 2024, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
From time to time, we may be involved in litigation, government investigations, or other regulatory or legal proceedings relating to claims that arise out of our operations and business that cover a wide range of matters, including, but not limited to, intellectual property matters, commercial and contract disputes, insurance and property damage claims, labor and employment claims, personal injury claims, product liability claims, environmental claims and warranty claims. Currently, there are no claims or proceedings against us that we believe will have a material adverse effect on our business, financial condition, results of operations, or cash flows. However, the results of any current or future litigation, government investigations, or other regulatory or legal proceedings cannot be predicted with certainty, and regardless of the outcome, we may incur significant costs and experience a diversion of management resources as a result of claims, litigation, government investigations, and other regulatory or legal proceedings.
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

Our 2024 Revolver imposes certain restrictions that may affect our ability to operate our business and make payments on our indebtedness.

We are party to the 2024 Credit Agreement, as may be amended from time to time, with revolving commitments in an initial aggregate principal amount of $500.0 million, with a cash draw sublimit of $150.0 million and a letter of credit sublimit in the amount of $500.0 million. The 2024 Revolver contains covenants that, among other things, restrict our ability to incur additional indebtedness; incur liens; sell, transfer, or dispose of property and assets; invest; make dividends or distributions or other restricted payments and engage in affiliate transactions. In addition, we are required to maintain minimum liquidity, minimum consolidated leverage ratio, and certain other financial requirements relating to the guarantor coverage test on certain applicable dates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—2024 Credit Agreement” for further discussion of the 2024 Revolver. The 2024 Revolver limits our ability to make certain payments, including dividends or distributions on Fluence Energy, LLC’s equity and other restricted payments, provided, however, that payments in respect of certain tax distributions under the Third Amended and Restated Limited Liability Company Agreement of Fluence Energy, LLC and certain payments under the Tax Receivable Agreement are permitted. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Tax Receivable Agreement” for further discussion of the Tax Receivable Agreement. Such restrictions may restrict our current and future operations, particularly our ability to respond to certain changes in our business or industry or take future actions, including raising additional debt or equity financing to operate during general economic or business downturns, to compete effectively or to take advantage of new business opportunities. As of the date of this Report, we had no borrowings under the 2024 Revolver and no letters of credit outstanding.

Our ability to meet the restrictive covenants under the 2024 Credit Agreement may be impacted by events beyond our control. Our 2024 Credit Agreement and related security agreements provide that our breach or failure to satisfy certain covenants constitutes an event of default. Upon the occurrence of an event of default, our lenders could elect to declare all amounts outstanding under its debt agreements to be immediately due and payable. In addition, our lenders, to whom we granted a security interest in substantially all of our assets, would have the right to proceed against such assets we provided as collateral pursuant to the 2024 Credit Agreement and related security agreements. If our borrowings under our 2024 Revolver were to be accelerated, we may not have sufficient cash on hand or be able to sell sufficient collateral to repay outstanding borrowings or be able to borrow sufficient funds to refinance, which would have an immediate adverse effect on our business and operating results. Any such acceleration could potentially cause us to cease operations and result in a complete loss of your investment in our Class A common stock.

Moreover, the 2024 Revolver requires us to dedicate a portion of our cash flow from operations to interest payments, thereby reducing the availability of cash flow to fund working capital, capital expenditures and other general corporate purposes; increasing our vulnerability to adverse general economic, industry, or competitive developments or conditions;

and limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate or in pursuing our strategic objectives.
Short sellers may engage in manipulative activity intended to drive down the market price of our Class A common stock, which has and could in the future result in related governmental and regulatory scrutiny, among other effects.
Short selling is the practice of selling securities that the seller does not own but rather has borrowed or intends to borrow from a third party with the intention of later buying lower priced identical securities to return to the lender. Accordingly, it is in the interest of a short seller of our Class A common stock for the price to decline. At any time, short sellers may publish, or arrange for the publication of, opinions or characterizations that are intended to create negative market momentum. Short selling reports can cause increased volatility in an issuer’s stock price, and result in regulatory and governmental inquiries. For example, on February 22, 2024, as previously disclosed, the Short Seller Report was published which contained certain allegations against the Company. In response to the Short Seller Report, our Audit Committee completed an internal investigation, with the assistance of outside counsel and forensic accountants, into the allegations in the Short Seller Report. We, after consultation with the Audit Committee, believe that the internal investigation demonstrated that the allegations of wrongdoing contained in the Short Seller Report are without merit. We have been informed that the SEC is conducting a formal investigation and asking for certain information regarding our financial reporting. We intend to fully cooperate with the SEC’s investigation. Based on the information requested by the SEC, we believe that the SEC is reviewing the Company’s revenue recognition practices, a previously-disclosed material weakness in internal controls, capitalization of internal-use software costs, as well as certain service contracts with related parties. These areas were the subject of assertions in the Short Seller Report and were included in the Audit Committee’s internal investigation. Any inquiries or investigations conducted by a governmental organization or other regulatory body, such as the ongoing SEC investigation, or any internal investigation, such as the one conducted by our Audit Committee, could result in a material diversion of our management’s time and result in substantial cost and, in the event of an adverse finding, could have a material adverse effect on our business and results of operations. In addition, any perceived or actual failure by us to comply with applicable laws, rules, regulations, and standards could have a significant impact on our reputation and expose us to legal risk and potential criminal and civil liability.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)    2024 Revolver
On the Amendment Effective Date, Fluence Energy, Inc. entered into Amendment No. 3 to that certain ABL Credit Agreement by and among Fluence Energy, LLC, as parent borrower, the Company, as parent, the other borrowers party thereto, the other guarantors party thereto, the lenders party thereto, and Citibank, N.A., as administrative agent (as successor to Barclays Bank PLC) (such agreement, as so amended, the "2024 Credit Agreement") in order to (i) convert the existing ABL Facility to a senior secured cash flow revolving credit facility in an initial aggregate principal amount of up to $500 million (the "2024 Revolver"), (ii) replace Barclays Bank PLC as administrative agent under the 2024 Credit Agreement with Citibank, N.A., and (iii) make certain other modifications to the 2024 Credit Agreement as set forth therein. Capitalized terms used herein that are not otherwise defined herein are defined in the 2024 Credit Agreement.
The 2024 Revolver is secured by (i) a first priority pledge of the Company's equity interests in Fluence Energy, LLC and Fluence Energy Global Production Operation, LLC, (ii) first priority security interests in substantially all tangible and intangible personal property of the Company, Fluence Energy, LLC, Fluence Energy Global Production Operation, LLC and certain of its foreign subsidiaries, in each case, subject to customary exceptions and limitations, and (iii) a pledge of the Company's equity interests in certain of its foreign subsidiaries and security interests in certain assets of such foreign subsidiaries.

The 2024 Credit Agreement sets forth that (i) loans comprising each ABR Borrowing shall bear interest at the Alternate Base Rate plus 2.00%, (ii) loans comprising each Term Benchmark Borrowing shall bear interest at the Term SOFR Rate or the Adjusted EURIBOR Rate, as applicable, plus 3.00%, and (iii) the loans comprising each RFR Borrowing shall bear interest at the Daily Simple RFR plus 3.00%, in each instance subject to customary benchmark replacement provisions including, but not limited to, alternative benchmark rates, customary spread adjustments with respect to borrowings in foreign currencies and benchmark replacement conforming changes. Fluence Energy, LLC is required to pay to the lenders a commitment fee on the average daily unused portion of the commitments through maturity, which shall accrue at the rate of 0.50% per annum. The 2024 Credit Agreement provides for a cash draw sublimit of $150.0 million as well as a letter of credit sublimit in the amount of $500.0 million if certain conditions are met.
The 2024 Credit Agreement contains customary covenants for this type of financing, including, but not limited to, covenants that restrict our and certain of our subsidiary’s ability to: incur indebtedness; incur liens; sell, transfer, or dispose of property and assets; make investments or acquisitions; pay dividends, make distributions or other restricted payments; and engage in affiliate transactions. The 2024 Credit Agreement limits our ability to make certain payments, including dividends and distributions on Fluence Energy, LLC's equity, the Company's equity and other restricted payments. Under the terms of the Credit Agreement, Fluence Energy, LLC and its subsidiaries are currently limited in their ability to pay cash dividends to, lend to, or make other investments in the Company, subject to certain exceptions. In addition, we are required to maintain (i) from the Amendment Effective Date through December 31, 2025, Total Liquidity of no less than $150,000,000, (ii) from January 1, 2026 and thereafter, Total Liquidity of no less than $100,000,000 or a Consolidated Leverage Ratio as of the last day of any Measurement Period not to exceed 3.50:1.00, and (iii) certain other financial requirements at each Guarantor Coverage Test Date.
The 2024 Credit Agreement contains customary events of default for this type of financing. If an event of default occurs with respect to a Borrower, the lenders will be able to, among other things, terminate the commitments immediately, cash collateralize any outstanding letters of credit, declare any loans outstanding to be due and payable in whole or in part, and exercise other rights and remedies. The maturity date and the date of termination of lending commitments under the 2024 Revolver both remain unchanged at November 22, 2027.
The foregoing description is a summary and does not purport to be complete and is subject to, and qualified in its entirety by, the complete text of the 2024 Credit Agreement, which is filed as Exhibit 10.2 hereto and incorporated by reference herein.

(b)    None.

(c)     Director and Officer Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2024, no directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified, or terminated “Rule 10b5-1 trading arrangements” and/or “non-Rule 10b5-1 trading arrangements” (each as defined in Item 408 of Regulation S-K).

Item 6. Exhibits
(a)The following exhibits are filed as part of this Report.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Fluence Energy, Inc.	8-K	001-40978	3.1	November 3, 2021
3.2	First Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Fluence Energy, Inc.	8-K	001-40978	3.1	December 22, 2022
3.3	Certificate of Retirement of 65,674,195 shares of Class B-1 Common Stock Fluence Energy, Inc.	8-K	001-40978	3.1	June 11, 2024
3.4	Amended and Restated Bylaws of Fluence Energy, Inc.	8-K	001-40978	3.2	November 3, 2021
4.1*	Description of Registered Securities
10.1*†	Revised Non-Employee Independent Director Compensation Policy (effective October 1, 2024)
10.2*
Amendment Number Three to Syndicated Facility Agreement, dated as of August 6, 2024, by and among Fluence Energy, Inc., Fluence Energy, LLC, Fluence Energy Global Production Operation, LLC, the other guarantors party thereto, the parties thereto identified as “Exiting Lenders”, the parties thereto identified as “Existing Lenders”, the parties thereto identified as “New Lenders”, Barclays Bank PLC, in its capacity as resigning administrative agent, and Citibank, N.A., in its capacity as successor administrative agent.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fluence Energy, Inc.

Date: August 7, 2024	By:	/s/ Julian Nebreda
Julian Nebreda Chief Executive Officer and President (Principal Executive Officer)

Date: August 7, 2024	By:	/s/ Ahmed Pasha
Ahmed Pasha Chief Financial Officer and Senior Vice President (Principal Financial Officer)