Form 10-K
period 2024-09-30
Fluence Energy, Inc.
filed 2024-11-29
CIK 1868941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2024
OR

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based upon the closing sale price of a share of the registrant’s Class A common stock on March 31, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the NASDAQ stock market, was $1.06 billion. Shares of the registrant’s Class A common stock held by each executive officer, director, and each other person who may be deemed to be an affiliate of the registrant, have been excluded from this computation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of November 20, 2024, the registrant had 129,621,279 shares of Class A common stock outstanding and 51,499,195 shares of Class B-1 common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant’s Definitive Proxy Statement relating to the 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended September 30, 2024.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Certain statements in this Annual Report on Form 10-K for the fiscal year ended September 30, 2024 (this “Annual Report”), excluding historical information, contain or may contain forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In particular, statements regarding our future results of operations and financial position, operational performance, anticipated growth and business strategy, future revenue recognition and estimated revenues, future capital expenditures and debt service obligations, projected costs, prospects, plans, and objectives of management for future operations, including, among others, statements regarding expected growth and demand for our energy storage solutions, services, and digital application offerings, relationships with new and existing customers and suppliers, introduction of new energy storage solutions, services, and digital application offerings and adoption of such offerings by customers, assumptions relating to the Company’s tax receivable agreement, expectations relating to backlog, pipeline, and contracted backlog, current expectations relating to legal proceedings, and anticipated impact and benefits from the Inflation Reduction Act of 2022 (the “IRA”) and related domestic content guidelines on us and our customers as well as any other proposed or recently enacted legislation, are forward-looking statements. In some cases, you may identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “seeks,” “intends,” “targets,” “projects,” “contemplates,” “grows,” “believes,” “estimates,” “predicts,” “potential”, “commits”, or “continue” or the negative of these terms or other similar expressions. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
These forward-looking statements are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including, but not limited to, our relatively limited operating and revenue history as an independent entity and the nascent clean energy industry; anticipated increasing expenses in the future and our ability to maintain prolonged profitability; fluctuations of our order intake and results of operations across fiscal periods; potential difficulties in maintaining manufacturing capacity and establishing expected mass manufacturing capacity in the future; risks relating to delays, disruptions, and quality control problems in our manufacturing operations; risks relating to quality and quantity of components provided by suppliers; risks relating to our status as a relatively low-volume purchaser as well as from supplier concentration and limited supplier capacity; risks relating to operating as a global company with a global supply chain; changes in the cost and availability of raw materials and underlying components; failure by manufacturers, vendors, and suppliers to use ethical business practices and comply with applicable laws and regulations; significant reduction in pricing or order volume or loss of one or more of our significant customers or their inability to perform under their contracts; risks relating to competition for our offerings and our ability to attract new customers and retain existing customers; ability to maintain and enhance our reputation and brand recognition; ability to effectively manage our recent and future growth and expansion of our business and operations; our growth depends in part on the success of our relationships with third parties; ability to attract and retain highly qualified personnel; risks associated with engineering and construction, utility interconnection, commissioning and installation of our energy storage solutions and products, cost overruns, and delays; risks relating to lengthy sales and installation cycle for our energy storage solutions; risks related to defects, errors, vulnerabilities and/or bugs in our products and technology; risks relating to estimation uncertainty related to our product warranties; fluctuations in currency exchange rates; risks related to our current and planned foreign operations; amounts included in our pipeline and contracted backlog may not result in actual revenue or translate into profits; risks related to acquisitions we have made or that we may pursue; events and incidents relating to storage, delivery, installation, operation, maintenance and shutdowns of our products; risks relating to our impacts to our customer relationships due to events and incidents during the project lifecycle of an energy storage solution; actual or threatened health epidemics, pandemics or similar public health threats; ability to obtain financial assurances for our projects; risks relating to whether renewable energy technologies are suitable for widespread adoption or if sufficient demand for our offerings do not develop or takes longer to develop than we anticipate; estimates on size of our total addressable market; barriers arising from current electric utility industry policies and regulations and any subsequent changes; risks relating to the cost of electricity available from alternative sources; macroeconomic uncertainty and market conditions; risk relating to interest rates or a reduction in the availability of tax equity or project debt capital in the global financial markets and corresponding effects on customers’ ability to finance energy storage systems and demand for our energy storage solutions; reduction, elimination, or expiration of government incentives or regulations regarding renewable energy; decline in public acceptance of renewable energy, or delay, prevent, or increase in the cost of customer projects; severe weather events; increased attention to ESG matters; restrictions set forth in our current credit agreement and future debt agreements; uncertain ability to raise additional capital to execute on business opportunities; ability to obtain, maintain and enforce proper protection for our intellectual property, including our technology; threat of lawsuits by third parties alleging intellectual property violations; adequate protection for our trademarks and trade names; ability to enforce our intellectual property rights; risks relating to our patent portfolio; ability to effectively protect data integrity of our technology infrastructure and other business systems; use of open-source software; failure to comply with third party license or technology agreements; inability to license rights to use technologies on reasonable terms; risks relating to compromises, interruptions, or shutdowns of our systems; changes in the global trade environment; potential changes in tax laws or regulations; risks relating to environmental, health, and safety laws and potential obligations, liabilities and costs thereunder; failure to comply with data privacy and data security laws, regulations and industry standards; risks relating to potential future legal proceedings, regulatory disputes, and governmental inquiries; risks related to ownership of our Class A common stock; risks related to us being a “controlled company” within the meaning of the NASDAQ rules; risks relating to the terms of our amended and restated certificate of incorporation and amended and restated bylaws; risks relating to our relationship with our Founders and Continuing Equity Owners; risks relating to conflicts of interest by our officers and directors due to positions with Continuing Equity Owners; risks related to short-seller activists; we depend on distributions from Fluence Energy, LLC to pay our taxes and expenses and Fluence Energy, LLC’s ability to make such distributions may be limited or restricted in certain scenarios; risks arising out of the Tax Receivable Agreement; unanticipated changes in effective tax rates or adverse outcomes resulting from examination of tax returns; risks relating to improper and ineffective internal control over reporting to comply with Sarbanes-Oxley Act; risks relating to changes in accounting principles or their applicability to us; risks relating to estimates or judgments relating to our critical accounting policies; and the factors described under the headings Part I, Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Many of the important factors that will determine these results are beyond our ability to control or predict. Accordingly, you should not place undue reliance on any such forward-looking statements. We qualify all forward-looking statements contained in this Annual Report by these cautionary statements. Any forward-looking statement speaks only as of the date on which it is made, and, except as otherwise required by law, we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Additionally, our discussion of environmental, social and governance (“ESG”) assessments, goals, and relevant issues herein are informed by various ESG standards and frameworks (including standards for the measurement of underlying data) and the interests of various stakeholders. Any references to “materiality” in the context of such discussions and any related assessment of ESG “materiality” may differ from the definition of “materiality” under various legal regimes, including the federal securities laws for SEC reporting purposes. Furthermore, much of this information is subject to assumptions, estimates, methodologies, or third-party information that is still evolving and subject to change. While these are based on expectations and assumptions believed to be reasonable at the time of preparation, they should not be considered guarantees and in many cases such information and methodologies have not necessarily been verified by us or any third-party, unless otherwise specified. If our approaches to such matters are perceived to fall out of step with common or best practice, or otherwise diverge from stakeholder expectations, we may be subject to additional scrutiny, criticism, regulatory and investor engagement or litigation, any of which may adversely impact our business, financial condition, or results of operations. Similarly, we cannot guarantee strict adherence to standard recommendations, and our disclosures based on any standards may change due to revisions in framework or legal requirements, availability or quality of information, changes in our business or applicable government policies, or other factors, some of which may be beyond our control.

PART I
ITEM 1. BUSINESS
Inception and Organization
Fluence Energy, Inc., a Delaware corporation (the “Company”), was initially formed on June 21, 2021 and on November 1, 2021, Fluence Energy, Inc. completed its initial public offering (the “IPO”). We conduct our business operations through Fluence Energy, LLC and its direct and indirect subsidiaries. Fluence Energy, LLC was formed on June 30, 2017 as a joint venture between Siemens Industry, Inc. (“Siemens Industry”), an indirect subsidiary of Siemens AG (“Siemens”), and AES Grid Stability, LLC (“AES Grid Stability”), an indirect subsidiary of The AES Corporation (“AES”), and commenced operations on January 1, 2018. We refer to Siemens Industry and AES Grid Stability as the “Founders” in this Annual Report and together with Qatar Holding LLC (“QHL”), an affiliate of the Qatar Investment Authority (“QIA”), they are collectively referred to as the “Continuing Equity Owners”. As the sole managing member of Fluence Energy, LLC, Fluence Energy, Inc. operates and controls all the business and affairs of Fluence Energy, LLC and its direct and indirect subsidiaries. As a result, Fluence Energy, Inc. consolidates Fluence Energy, LLC and records a non-controlling interest in its consolidated financial statements for the economic interest in Fluence Energy, LLC held by the Founders. Except where the content clearly indicates otherwise, any reference in this Annual Report to “Fluence,” “we,” “us,” “our” or “the Company” refers to Fluence Energy, Inc. and all of its direct and indirect subsidiaries, including Fluence Energy, LLC.
Overview
Fluence is a global market leader delivering intelligent energy storage and optimization software for renewables and storage. Our energy storage solutions and operational services are helping to create a more resilient grid and unlock the full potential of renewable portfolios. With gigawatts of projects successfully contracted, deployed and under management across nearly 50 markets, we believe we are transforming the way we power our world for a more sustainable future.
As of September 30, 2024, we had 5.0 gigawatts (“GW”) of energy storage assets deployed and 7.5 GW of contracted backlog across 33 markets in 25 countries with a gross global pipeline of 115.9 GW. As of September 30, 2024, our global operational and maintenance (“O&M”) services team was providing services for 4.3 GW of energy storage assets, with a further 4.1 GW of contracted backlog. As of September 30, 2024, we had an aggregate of 18.3 GW of renewable energy assets using Fluence digital offerings and 10.6 GW of contracted backlog related to renewable and energy storage assets using Fluence digital offerings. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Metrics” for additional information regarding our deployed assets, contracted backlog, and pipeline.
The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer. The Company’s CODM reviews financial information on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, the Company has determined that it operates in one operating segment, which corresponds to one reportable segment.
Current Ownership of Continuing Equity Owners
As of September 30, 2024:
•AES Grid Stability owns (1) 51,499,195 limited liability company interests of Fluence Energy, LLC (“LLC Interests”), representing approximately 28.5% of the economic interest in Fluence Energy, LLC and (2) 51,499,195 shares of Class B-1 common stock, par value $0.00001 per share, of Fluence Energy, Inc. (“Class B-1 common stock”), representing approximately 66.6% of the combined voting power of all of Fluence Energy, Inc.’s common stock;
•Siemens owns 39,738,064 shares of Class A common stock, par value $0.00001 per share, of Fluence Energy, Inc. (“Class A common stock”) and SPT Invest Management, Sarl (“SPT Invest”) owns 11,761,131 shares of Class A common stock. Siemens is an affiliate of SPT Invest and may be deemed to share beneficial ownership of the shares held of record by SPT Invest. Therefore, the two Siemens entities collectively represent approximately 13.3% of the combined voting power of all of Fluence Energy, Inc.’s common stock and approximately 28.5% of the economic interest in Fluence Energy, Inc.; and
•QHL owns 14,668,275 shares of Class A common stock, representing approximately 3.8% of the combined voting power of all of Fluence Energy, Inc.’s common stock and approximately 8.1% of the economic interest in Fluence Energy, Inc.
Our Industry and Market Opportunity

Our Industry

The utility-scale battery storage industry as a whole is witnessing unprecedented growth, fueled by global transitions toward renewable energy, heightened focus on grid resilience, and supportive regulatory frameworks. Deployment of renewable energy resources has accelerated over the last decade. Industry-wide, the push for decarbonization is creating increasing demand for grid-scale energy storage, which is critical to enabling the integration of variable renewable energy sources, reducing the intermittency and volatility of renewable energy generation, and meeting ambitious net-zero targets. BloombergNEF currently estimates in its 2H 2024 Energy Storage Market Outlook, published in November 2024, that the global utility scale market, excluding China, will add approximately 2,529 GWh between 2024 and 2035.
Additionally, software-as-a-service (SaaS) products for renewables and storage are critical for helping asset owners and managers navigate increasing market complexities. As portfolios of renewable and storage assets quickly scale across the globe, asset owners and managers will require SaaS products that optimize the performance of those assets to maximize their revenues and lower their overall cost of ownership.
A significant market opportunity is utilizing storage-as-a-transmission asset (SATA). We believe the world’s operators of transmission and distribution networks face a once-in-an-industry challenge as the rapid growth of distributed resources and renewable generation increase intermittency and congestion and weaken system stability. These operators must maintain complete power system reliability even as generation technologies, power flows, and operational procedures undergo fundamental change. We expect the need for SATA to grow rapidly, as the massive expansion of renewable energy sources will increase grid congestion and consequently require more grid reinforcement and relief interventions. As the energy transition continue to accelerate, energy production and consumption are becoming increasingly imbalanced. Grid expansion is necessary to transport energy generated in decentralized locations over sometimes long distances. At the same time, the traditional grid expansion must be supplemented by energy storage solutions deployed as a transmission asset to help to overcome the challenges for the transmission grid.
Our revenue growth is directly tied to the continued adoption of energy storage solutions by our customers. One factor that impacts this continued adoption of energy storage solutions is the cost of lithium-ion energy storage hardware. The cost of lithium-ion energy storage hardware has declined significantly in the aggregate in the last decade and has resulted in a large addressable market today. In fiscal year 2022, we saw prices for lithium-ion battery packs increase from prior years, though prices returned to their historical trend of declining year-over-year in fiscal years 2023 and 2024. The market for energy storage continues to rapidly evolve and while we believe lithium-ion battery pack costs will continue to decline over the long term, there is no guarantee that they will decline or decline at the rates we expect. If costs do not continue to decline long term and instead remain steady or increase, as seen in fiscal year 2022, this could adversely affect our ability to increase our revenue, our order intake, and grow our business.

Adoption of energy storage solutions, services and digital application offerings by our customers is also dependent on applicable government regulation, legislation, and policies. Governments across the globe have announced, implemented, and continue to consider implementation of various policies, regulation, and legislation to support the transition from fossil fuels to low-carbon forms of energy, including through the development and deployment of energy storage. For example, in August 2022, the United States passed the Inflation Reduction Act of 2022 (the “IRA”), which includes a number of incentives that support the adoption of energy storage solutions and services. Such government policies, regulations, legislation, and programs are becoming increasingly instrumental in stimulating adoption of energy storage solutions across different markets through a variety of methods, including by providing financial support and incentives, facilitating grid integration, supporting research and development, and establishing favorable regulatory regimes. To the extent that any existing government incentives are reduced, eliminated or are permitted to expire, there may be adverse effects on customer demand and our business, including as a result of the change in the U.S. presidential administration. Refer to the “Government Regulation and Compliance” section below for further discussion and Part I, Item 1A. “Risk Factors” for specific discussion of risks relating to the potential impact to our business from reduction, elimination, and expiration of government incentives.

Overall, we believe Fluence is well-positioned to continue to capitalize on the utility-scale battery storage market as we continue to deliver solutions that address the complex needs of a transforming energy landscape. However, there is no guarantee that the deployment of renewable energy will occur at the rate estimated by BloombergNEF or as we expect or that such renewable energy will rely on lithium-ion battery technology for energy storage. Macroeconomic uncertainties, supply chain disruptions, geo-political conflicts, government regulations and incentives, and other factors could result in fluctuations in demand for and deployment of renewable energy resources, adversely affecting our revenue and ability to generate profits in the future. See Part I, Item 1A. “Risk Factors” for further discussion on these risks.
Energy Storage Market Opportunity
The energy storage market is comprised of three elements:
•Energy storage solutions — the components (including batteries), professional services, and labor required to manufacture, assemble, and install battery energy storage systems. The energy storage solutions market is driven by the deployment of new energy storage solutions globally, and its addressable market is comprised of the annual spend associated with the manufacturing, delivery, and installation of new energy storage solutions. According to the 2H 2024 Energy Storage Market

Outlook published by BloombergNEF in November 2024, BloombergNEF estimates that the global utility scale market, excluding China, will add approximately 2,529 GWh between 2024 and 2035. We believe most forecasts for the energy storage sector, including BloombergNEF’s, understate the size and market opportunity as forecasts generally only account for spend associated with the physical energy storage asset and do not account for the associated services and digital applications spend.
•Services — recurring O&M services that energy storage solutions require and asset management services that are provided by third parties when asset owners outsource the operations of their systems. The services market is driven by growth in installed energy storage solutions globally, and its addressable market is comprised of the recurring annual service spend across the entire fleet of energy storage projects, which is continuing to grow through new installations.
•Digital applications and software — controls systems and cloud-based software that help asset owners optimize the performance of their systems and portfolios, including asset performance management (APM) software and intelligent bidding software for asset trading. Cloud-based software applications can be deployed on both energy storage assets and renewable assets. The digital applications and solutions sector is driven by the growth in installed energy storage solutions and renewable assets, and its addressable market is comprised of the total global installed fleet of energy storage solutions and renewable assets. The digital applications and software economic model is primarily structured as (i) $/kilowatt (“kW”) recurring fixed fees, and in some cases (ii) $/kW performance-based incentive fees both calculated based on the GWs of storage and generation assets on which digital applications and software service offerings are deployed. We believe there is an opportunity to not only deploy digital applications and software solutions on individual assets but also across entire energy storage fleets and portfolios of generation assets to improve their collective performance and economic output, and to reduce the overall carbon footprint of the electric grid by optimizing the interactions between different asset types.
We believe there are multiple factors driving continued growth in the energy storage sector, including, but not limited to:
•The accelerating transition from fossil to renewable generation is expected to continue to require significant increases in energy storage capacity to both offset potential grid instability caused by intermittent renewable resources and enable the use of power from renewable generation assets at times when natural resources may be unavailable. Energy storage will be essential in managing variations in renewable electricity output.
•Growing capacity constraints on existing power grids that were not designed to support distributed and renewable generation infrastructure or technologies, such as electric vehicles, are positioning energy storage assets as a key solution.
•Environmental responsibility has become a priority for companies and investors. One example that demonstrates this commitment is RE100, a global corporate renewable energy initiative, pursuant to which over 400 member companies have pledged to source 100% of their energy from renewables.
•Governments across the globe have announced legislation, policies, and initiatives to support the transition from fossil fuels to low-carbon forms of energy and to support specifically energy storage deployment and development, including the United States through the passage of the IRA.
Our Products and Services
Our offerings include energy storage products and solutions, delivery services, recurring O&M services, and digital applications and solutions for energy storage and other power assets. We may refer to our energy storage products as “energy storage solutions” and use this term interchangeably as it is more reflective of the full offering available and provided to our customers. We may also refer to battery energy storage systems, systems and cubes interchangeably. We have repeatedly pioneered new use cases for grid-scale energy storage. Some of the uses we have supported include frequency regulation, generation enhancement, capacity peak power, energy cost control, microgrids/islands, renewable integration, virtual dams, transmission and distribution (T&D) enhancement, and critical power.
Energy Storage Solutions
We sell highly configurable energy storage solutions with integrated hardware, software, and digital intelligence. Fluence’s energy storage solutions are built on more than 15 years of development in prior generations, and reflecting, among other things, ongoing safety and design improvements. We believe that Fluence’s energy storage solutions make it simpler for customers to deploy storage faster and more cost effectively without sacrificing quality and configurability. Our storage technology lays the foundation for better energy storage solutions with industry-leading safety, integrated controls systems, and factory-built, highly modular building blocks. By pairing the benefits of mass production with the flexibility of a highly configurable system architecture, we believe we are able to serve the diverse needs of customers around the world from a single, underlying product platform. We currently offer five energy storage solutions built on our common storage platform, which are optimized for common customer use cases but can be configured for specific customer needs:
•Gridstack Pro: energy storage solution for large-scale front-of-the-meter applications. Gridstack Pro is sold to independent power producers (IPPs), developers, utilities, and other generators. Gridstack Pro is designed to improve density and system performance with both 2- and 4-hour product configurations. Gridstack Pro is intelligent energy storage for MW to GW scale projects with balanced power to energy matching and increased site density. This solution combines state-of-the-art battery modules, management systems, and monitoring equipment into a fully unified architecture designed to improve operations and system safety. Gridstack Pro includes a system of multiple interoperable enclosures that provide different energy capacities and densities for diverse global project needs. Gridstack Pro utilizes the Fluence-designed Battery Packs.
•Gridstack™: energy storage solution for front-of-the-meter applications. This solution is sold to IPPs, developers, utilities, and other generators to deliver energy, capacity, and ancillary services in both regulated and deregulated electricity markets globally. Gridstack’s industrial-strength design is built for demanding front-of-the-meter energy storage applications including flexible peaking capacity, frequency regulation, renewable integration, and more.
•Sunstack™: Fluence’s DC-coupled energy storage product for DC-coupled solar and storage projects (Gridstack is used for AC-coupled solar and storage projects). Sunstack is built on the same foundation as Gridstack but includes a DC-DC Converter (in addition to the inverter). Sunstack also comes with enhanced Fluence OS market dispatch applications that support specific solar and storage use cases, such as firm solar output and solar energy time shifting.
•Edgestack™: Designed for smaller-scale commercial and industrial (C&I) use cases. Edgestack includes the same core components as Gridstack, but with a select number of small, pre-defined product cores. Fluence does not actively sell Edgestack systems to C&I customers, but we are continuing to establish channel and reseller partners who can sell and install the product.
•Ultrastack™: Designed to meet the critical system requirements of distribution and transmission networks, including stringent requirements around availability, uptime, and IT security, and advanced controls applications that deliver a suite of highly technical grid services, such as synthetic inertia and power oscillation damping.
In addition, each of our energy storage solutions comes with our proprietary energy management system, Fluence OS, which enables asset owners to operate the storage system directly with pre-set modes and market dispatch applications or integrate directly with external ISO and EMS signals. Fluence OS provides real-time information through multiple systems views, alarm notifications, and dashboards. It is an integral part of all our energy storage solutions. Fluence OS enables Fluence energy storage solutions to deliver critical grid services such as primary frequency regulation, secondary frequency response, fast frequency response, peak shaving, voltage regulation, power factor regulation, non-spinning reserves, capacity peak power, solar energy time-shifting, firm solar export, and more.
We also offer comprehensive engineering and delivery services to support the deployment of our energy storage solutions. Customers can select from a range of delivery services, from project design to full-wrap turnkey installation.
Fluence-designed Battery Pack
Gridstack Pro is designed to leverage our Fluence-designed Battery Packs for optimized system performance and supply chain agility. The Fluence-designed Battery Packs combine state-of-the-art battery modules, management systems, and monitoring equipment into a unified product architecture designed to improve operations through advanced thermal and state of charge (SOC) management, which is intended to promote consistent product performance and safety at the system level. The Fluence-designed Battery Pack is intended to give us greater control over our global supply chain and increase standardization across products. We believe that this is more efficient and cost-effective than solely relying on third-party suppliers. We initiated domestic production of battery modules at our contract manufacturer’s facility in Utah in September 2024. These battery modules will incorporate battery cells manufactured in Tennessee for our domestic content offering. These Fluence-designed Battery Packs will allow Fluence and its customers to capture certain incentives under the IRA. See “Government Regulation and Compliance - U.S. Energy Storage Regulation and Legislation” elsewhere in this section for more information about anticipated impact under the IRA.

Services
Operational and Maintenance Services
In addition to energy storage solutions, our offerings include delivery services and recurring operational and maintenance services. Our recurring operational and maintenance services are designed around customer business needs, in-house capabilities, performance requirements, and risk profiles. Our service offerings provide varying levels of training, maintenance, guarantees, warranties, and support to address our customers’ desired level of active system management. Service levels range from providing comprehensive training for customers to performing full asset operation and management on behalf of the customer. Fluence services help secure products with comprehensive warranties and extensive claims support. We help safeguard customer asset revenue potential over project life with degradation, capacity, and availability guarantees. Preventive and reactive maintenance services maintain equipment and optimal operating conditions, backed by 24/7 support and an experienced team of service professionals.
Digital Applications
Our Fluence digital offerings encompass proprietary artificial intelligence (AI) and data science technologies to enable the advanced capabilities of our two cloud-based software products: Fluence Mosaic and Fluence Nispera.
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
We believe that our digital applications provide us a competitive advantage by offering digital capabilities that can be combined with our energy storage solutions and services to optimize revenue and lower the total cost of ownership and thereby provide our customers with incremental value.
Our Growth Strategy
Our growth strategy includes leveraging our global scale, technology leadership, product development, and market share position to help transform the way we power our world for a more sustainable future. The Company is focused on transforming the way we power our world by helping customers create more resilient and sustainable electric grids. We intend to further develop and innovate to provide energy storage solutions and digital software offerings that aim to solve our customers’ energy challenges, and expand our services with additional value-add offerings. We also plan to add new customers as the number of IPPs, utilities, and other key energy customers buying MWs of battery energy storage solutions continues to grow substantially throughout the world. We aim to create an optimized production organization, continue to work to develop mass manufacturing facilities globally, and continue to secure partnerships with key battery and component suppliers. We are also focused on expanding standardized offerings that are optimized for each of our sales channels and continuing to move towards a more localized, regional organizational structure to better support customers and sales channels, improve logistics, and enhance market focus. Furthermore, we continue to explore disruptive digitally driven business models, including wide-ranging dynamic capacity, virtual storage, asset- and revenue-sharing models, and other offerings.
Our Customers
As of September 30, 2024, we have deployed energy storage products and solutions in 33 markets in 25 countries. We sell our energy storage solutions, services, and digital applications to a wide range of customers around the world, including utilities and load-serving entities, IPPs, developers, conglomerates, and C&I customers. In fiscal year 2024, our two largest customers represented approximately 50% of our revenues. In addition, as of September 30, 2024, approximately 41% of our revenue was with related parties, primarily AES and its affiliates. As of September 30, 2024, the Company had $4.5 billion of remaining performance obligations related to our contractual commitments, which we refer to as our backlog, of which 16% is with AES. As of September 30, 2024, we had a gross global pipeline of 115.9 GWs, which includes 51.4 GWs for energy storage solutions and services. Of the energy storage solutions and services global pipeline, United States customers composed the largest portion of our pipeline at 14.5 GWs or approximately 28%, with Australia customers following at 8.6 GWs or 17%, and Germany customers at 7.2 GWs or 14%.
Environmental, Social, and Governance
We are a purpose-built, purpose-driven company on a mission to transform the way we power our world for a more sustainable future. The Company’s offerings are intended to enable and promote more sustainable, reliable, and resilient electric grids and infrastructure in a repeatable, scalable way. Our internal sustainability program is built upon three key pillars: (i) Reporting & Stakeholder Engagement; (ii) Environmental Stewardship & Compliance; and (iii) Responsible Sourcing & Social Compliance. Fluence’s sustainability program is governed by two internal committees – our ESG Council and ESG Steering Committee. These are

cross functional leadership teams responsible for gathering alignment and support across the organization to advance our ESG initiatives. The ESG Council is made up of leadership representing key internal stakeholders (including stakeholders from the environment, supply chain, human resources, health and safety, legal, marketing, finance, and ethics teams). The ESG Council reports to our ESG Steering Committee, which is comprised of five management leaders (our Chief Executive Officer, Chief Financial Officer, Chief Human Resources Officer, Chief Supply Chain and Manufacturing Officer, and Chief Legal and Compliance Officer).
In fiscal year 2024, we published our second annual sustainability report, which leveraged multiple ESG frameworks, including the Sustainability Accounting Standards Board, Fuel Cells & Industrial Batteries standard, and the recommendations of the Task Force on Climate-Related Financial Disclosures, in addition to those standards promulgated by the Global Reporting Initiative. We also became a signatory member of the United Nations Global Compact and continued to support work towards certain United Nations Sustainable Development Goals that we determined best aligned with our mission into the sustainability report.
Our current responsible sourcing and compliance philosophy is based on those principles spelled out in our Responsible Sourcing Policy and Code of Conduct for Fluence Business Partners and Third-Party Intermediaries (the “Supplier Code of Conduct”). The Supplier Code of Conduct sets forth our expectations for all persons and entities connected to the Fluence supply chain and value stream. Over the past few years, we have established and continue to improve our Conflict Minerals Due Diligence Program, Supplier GHG (Greenhouse Gas) Emissions Disclosures, and issued a Forced Labor Commitment Letter, that reaffirms our opposition to labor practices that would violate basic human rights.
Our environmental stewardship is based on the aspirations of our Global Environmental Policy which sets forth values relating to sustainability, regulatory compliance, environmental stewardship, and continuous improvement. Since 2019, we have been certified against the ISO 14001 standard at our testfield in Erlangen, Germany and we are now working to expand our ISO 14001 certification with the ultimate goal of certifying all relevant Fluence facilities to such standard.
Human Capital
We believe our workforce is critical to our success and we strive to create a positive, equitable, and safe work environment. To create a culture of transparency, we maintain a regular cadence of communications from the executive leadership team to our employees, including emails, all hands meetings, Q&A sessions, and employee resource groups with executive sponsors.
As of September 30, 2024, we had approximately 1,595 full-time employees across 14 different countries. None of our employees in the United States are represented by a labor union. As of September 30, 2024, approximately 179 of our employees in Germany were represented by a works council. We have not experienced any employment-related work stoppages, and we consider relations with our employees to be good. As of September 30, 2024, women represent 29% of our total workforce.
Fluence is committed to cultivating an inclusive culture for our workforce. During fiscal year 2024, as we continue to grow and scale, we adopted a more comprehensive culture, equity, and inclusion (CEI) approach, emphasizing a global perspective. This holistic approach is intended to reflect the different expectations and needs of our varying international operations, positioning us to continue to build a cohesive and respectful work environment that drives innovation and performance across all regions. We believe this holistic cultural approach positions the Company to attract, retain, and engage top talent from around the world while contributing to a more equitable and inclusive global energy sector.
Fluence is dedicated to the holistic well-being of our team members, which is why we offer robust benefits packages that address our workforce’s diverse needs. Our health benefits are designed to provide employees with access to quality healthcare, including, but not limited to, preventive services, mental health support, and emergency care. We also provide retirement plans to our employees that are structured to support our employees’ long-term financial goals. We also recognize the need for a healthy work-life balance, which is why we provide generous paid time off, flexible working arrangements, and family leave policies. We also maintain and promote continuous learning and development programs for our employees to continue their professional development.
Our incentive plans, including our executive compensation programs, are designed to deliver pay for performance and provide consequences for underperformance. We invest significant time and resources to ensure our compensation programs are competitive and reward the performance of our people. For employees at certain levels at Fluence, we offer annual incentives and long-term compensation to reinforce the alignment between our employees and the Company’s long-term financial and strategic growth.
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
Safety
Fluence promotes progressive health, safety, and environmental management in our operations. We are committed to reducing hazards and minimizing risks. Our safety management system, anchored in a plan-do-check-act methodology, is intended to encourage the active involvement of stakeholders. Incorporated into our framework are our Fluence Code of Conduct and Ethics and a stop work authorization. Fluence is also internationally certified to ISO 45001, an occupational health and safety standard which requires certain proactive measures to promote employee safety and reduce workplace risks. We seek to empower our employees to voice safety concerns and we emphasize transparent communication, purposeful education, continuous training, and harnessing lessons from past experience to promote safety in our operations.
Manufacturing
Our manufacturing strategy is designed to meet certain key objectives: (i) limit capital-intensive and low value-added activities that can be outsourced to other companies, (ii) maintain a capital light business model, (iii) minimize labor content where possible, (iv) minimize the amount of assembly our customers are required to do at any project site, and (v) minimize material movement both from vendors to us and within factories.
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
We have established relationships with third party regional manufacturers for the fabrication, manufacture, assembly and integration of Fluence's proprietary battery energy storage systems.
In September 2022, we partnered with one such contract manufacturer to open a new manufacturing facility in the United States to better serve regional delivery and address supply chain constraints. The facility is located in Utah and serves the Company’s customers in North America. The addition of this contract manufacturing facility expands our assembly and production beyond Asia to meet increasing global demand and allow Fluence to better serve regional markets. We continue to explore opportunities to expand manufacturing capabilities to additional sites in APAC and EMEA. We plan to continue to select strategic contract manufacturers that have best in class practices and a global presence to maintain continuity in our business model.
Fluence has also created two spare parts hubs in Europe and the United States to support ongoing operations and maintenance of its customers’ storage assets. These hubs, located in Utah and Ireland, both became operational in fiscal year 2022, and are strategically positioned near large energy storage markets and customer fleets. We are also exploring opening additional spare parts third party logistics hubs in the APAC region.
Supply Chain

Many components and parts of our integrated energy storage solutions are sourced from suppliers and stakeholders from all over the world and are reliant on various raw materials including, steel, aluminum, copper, nickel, iron phosphate, graphite, manganese, lithium carbonate, lithium hydroxide, and cobalt.

In order to centralize its global procurement activities, Fluence established a dedicated procurement legal entity in 2021, Fluence Energy Global Production Operation, LLC, which is a wholly-owned subsidiary of Fluence Energy, LLC. The Global Production Operations team is tasked with managing and coordinating Fluence’s sourcing of our input products, parts, materials, components and equipment from all over the world.

We have developed a global supply chain with an evolving regionally focused operational model. Regionalization allows Fluence to assemble products in proximity to major markets to minimize material movement, working capital investment, and costs of goods sold. Additionally, we believe that our increasing demand for key components, such as lithium-ion batteries, as we continue to grow, should provide Fluence with leverage in the future to improve our bargaining power with our suppliers and will provide more competitive advantages on availability, terms, and pricing.

During the course of fiscal year 2024, Fluence (i) further developed its strategic partnerships for lithium-ion batteries, including our U.S. supply, (ii) finalized a development program for a new battery management system, and (iii) expanded on its relationship with U.S. based inverter and contract manufacturers. We continue to explore additional U.S. based supply arrangements for our future operations, including U.S. based battery cell, module, inverter and enclosure integration. We believe that continued expansion and emphasis on domestic content under the IRA will provide Fluence with a competitive advantage to others in the industry. While we believe that our current domestic content strategy fits with the expectations of the changing regulatory environment, there is no guarantee that the anticipated benefits and incentives under the IRA will be realized. See Part I, Item 1A. “Risk Factors” for discussion on risks affiliated with government regulation.

Although we do not rely on any single supplier for the majority of our key components, certain components are still sourced from a limited number of stakeholders. Due to the specialized and unique nature of the products being purchased, the opportunity cost of changing suppliers is high, and substitution is often time-consuming. Fluence may also be forced into terms that are less advantageous, including on pricing. Volatility in our supply chain may have impacts to our order intake and cause corresponding volatility in our results of operations. Fluence continues to explore opportunities to diversify its supply base to mitigate the ever changing regulatory, environmental, social, and geographic conditions. In addition, while our U.S. centric regionalization strategy is progressing well, a large portion of our current suppliers are situated outside of the United States. This continues to expose Fluence to changes in international trade regulations, taxes, tariffs, and/or quotas, and there is uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, government regulations, and tariffs with the change in U.S. presidential administration. For more information about the potential risks relating to our supply chain and exposure to international pressures, see Part I, Item 1A. “Risk Factors.”
As of the date of this Annual Report, we believe that we have adequate access to our key components to meet the needs of our operations and demand of our customers.
Intellectual Property
The success of our business depends, in large part, on our ability to maintain and protect our intellectual property, some of which include patents, patentable ideas, methods, and technologies, proprietary information, trade secrets, trademarks, copyrights, processes and know-how. We rely primarily on a combination of patent, trademark, copyright, unfair competition, and trade secret laws, as well as confidentiality agreements and procedures and other contractual arrangements with our employees, contractors, and third parties, to establish, maintain, and protect our methods, technology, and proprietary rights. Fluence also has a perpetual license (terminable in the event of an uncured material breach) to certain patents and other intellectual property that belong to AES and Siemens, including methods for cooling inverters, overvoltage protections, and transfer of large amounts of data (methodology).
As of September 2024, we held over 179 granted patents worldwide and had over 82 patent applications pending with domestic and foreign patent offices. As of September 2024, we also had over 108 registered trademarks with domestic and foreign trademark offices.
Additionally, we rely on trade secret protection and confidentiality agreements to safeguard our interests with respect to proprietary know-how and software that are not patented and processes for which patents are difficult to enforce. We believe that many elements of our manufacturing processes involve proprietary know-how, technology, or data that are not covered by patents or patent applications, including technical processes, test equipment designs, algorithms, and procedures. We pursue intellectual property protections that are aligned and advantageous to our business objectives and we require our customers and business partners to enter into confidentiality agreements before we disclose sensitive aspects of our technology or business plans. We may take legal action to prevent third parties from infringing or misappropriating our intellectual property or from otherwise gaining access to our technology. Furthermore, during onboarding, Fluence employees agree to assign all the inventions, designs, and technologies they develop during the course of employment with us, to Fluence.
Competition
The energy storage sector is highly competitive and continuously evolving. Our energy storage products, solutions, services, and digital applications are designed to meet the unique demands of the clean energy industry. The intricacy involved in the design and integration of these offerings underscores their technical complexity. Nevertheless, new companies enter the market annually and offer products and services that compete with ours. We remain committed to pioneering novel use cases and exploring untapped market segments, many of which present lower levels of competition. We believe that competitive factors in the energy storage market include, but are not limited to:
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
Government Regulation and Compliance
Governments across the globe have announced and implemented various policies, regulation, and legislation to support the transition from fossil fuels to low-carbon forms of energy and the infrastructure around that transition. The operation of our business and our customers’ use of our products and solutions and services as well as our digital applications are, and may in the future be, impacted by these various government actions. Current legislation and regulation addressing climate change is making lower GHG-emitting energy sources, such as solar and wind, increasingly desirable to consumers compared to higher GHG-emitting energy sources, such as coal and natural gas and could continue to do so into the future. As a result, legislation and regulations with more stringent limitations on GHG emissions may potentially increase the demand for energy storage solutions and related services. Some of the key legislation, policies, regulations, and guidelines that has and may in the future impact our business and demand for our offerings are set forth below.
U.S. Greenhouse Gas Emission Related Policies, Regulation and Legislation
The United States rejoined the Paris Agreement effective February 19, 2021, an international climate change agreement among almost 200 nations and the European Union, that established a long-term goal of keeping the increase in global average temperature well below 2°C above pre-industrial levels and which calls for countries to set their own GHG emissions targets and be transparent about the measures each country will use to achieve these targets. In August 2022, the United States passed the IRA, which consists of a number of provisions aimed directly at confronting the climate change crisis. The climate-related provisions of the IRA are projected to cut emissions by up to 40% from 2005 GHG levels in the United States by 2030. Among other things, the IRA introduced an investment tax credit (“ITC”) for standalone energy storage, which is anticipated to lower capital cost of equipment. The IRA also contains provisions with incentives for grid modernization equipment, including domestic battery cell manufacturing, battery module manufacturing and its components as well as various upstream applications. Additional information regarding the tax incentives contained in the IRA are set forth below in “U.S. Energy Storage Regulation and Legislation”.
Non-U.S. Greenhouse Gas Emission Related Policies, Regulation and Legislation
Internationally, in June 2021, the European Commission adopted a package of legislative proposals (the “Fit for 55 package”) as part of the European Green Deal, which encompasses a number of wide-scale proposals aimed at reducing European GHG emissions by 55% by 2030 and targeting net-zero emissions by 2050. Moreover, the European Commission proposed the REPowerEU Plan in May 2022, which is centered around the goal of making Europe independent from Russian fossil fuels well before 2030, in light of Russia's invasion of Ukraine early in 2022. It is meant to incentivize and accelerate the transition to clean energy alternatives and aims to increase the security of energy supply by building and connecting more renewable generation to the grid. In this context, the European Union revised the Renewable Energy Directive in 2023, and increased their 2030 renewable target to a minimum of 42.5% which is up from the previous target of 32%, and with an aspiration to reach 45%.
In March 2023, the European Commission launched their proposal for the Net Zero Industrial Act (NZIA), which aims to improve the competitiveness of the European clean technology industry. The NZIA officially entered into force in June 2024, but certain parts of the NZIA require implementation within member states and secondary legislation to become fully applicable. The NZIA aims to enhance European manufacturing capacity for net-zero technologies and their key components, addressing barriers to scaling up production in Europe. Within the NZIA, batteries and energy storage technologies are defined as net-zero technologies. The NZIA is anticipated to increase the competitiveness of the net-zero technology sector, attract investments, and improve market access for clean tech in the European Union (“EU”). The NZIA sets a goal for net-zero manufacturing capacity to meet at least 40% of the EU’s annual deployment needs by 2030.
In October 2023, the European Carbon Border Adjustment Mechanism (CBAM) went into effect. The CBAM is the EU’s tool to put a fair price on carbon emitted during the production of carbon intensive goods that are entering the EU, and to encourage cleaner industrial production in non-EU countries. CBAM is in a current transitional phase through 2025, with the definitive phase beginning in 2026. This gradual introduction of the CBAM is aligned with the phase-out of the allocation of free allowances under the EU Emissions Trading System (ETS) to support the decarbonisation of EU industry.
In September 2022, Australia passed climate change legislation containing a targeted 43% reduction in the emissions intensity of its economy of 2005 GHG levels by 2030 and a reduction to net-zero emissions by 2050 and some of its specific states have their own targets, including Victoria’s 95% renewable regeneration by 2035 target and 2.6 GW energy storage by 2030. Additionally, in December 2022, Australia established the Capacity Investment Scheme which is a government initiative that aims to encourage new investment in dispatchable renewable energy generation and storage to support reliability in Australia’s energy market. It is intended to help support Australia energy system to reach 82% of renewable by 2030.
In August 2022, India committed to reduce emissions intensity by 45% of 2005 GHG levels by 2030 and to achieve about 50% cumulative electric power installed capacity from non-fossil fuel-based energy resources by 2030 as well as achieve net-zero carbon emissions by 2070. In April 2021, the Philippines committed to a projected GHG emissions reduction and avoidance of 75%, of which 2.71% is unconditional, for the period 2020 to 2030 for the sectors of agriculture, wastes, industry, transport, and energy.
U.S. Energy Storage Regulation and Legislation
The U.S. Congress is continuously reviewing and passing various climate change proposals, incentives, regulations, and legislation that may support the energy storage industry, including in the form of tax credits and incentives. We cannot guarantee we will realize any or all of the anticipated benefits of incentives under any such enacted regulations or legislation, including the IRA. IRS private letter ruling 201809003 clarified that energy storage is eligible for federal tax credits if charged primarily by qualifying renewable resources. In December 2020, the U.S. Congress passed a spending bill that included $35 billion in energy research and development programs, a two-year extension of the ITC for solar power, a one-year extension of the production tax credit for wind power projects, and an extension through 2025 for offshore wind tax credits. The Infrastructure Investment and Jobs Act, also known as the Bipartisan Infrastructure Bill, which was signed into law in November 2021, allocated nearly $7 billion to strengthen the U.S. battery supply chain, which includes producing and recycling critical minerals without new extraction or mining and sourcing materials for domestic manufacturing. Pursuant to this, in October 2022, the U.S. Department of Energy (DOE) selected twenty companies to receive $2.8 billion to boost production of the advanced batteries that are critical to the clean energy industry, including energy storage and which intended to support the creation of new domestic manufacturing facilities for batteries and cell components and to support research and development for recycling, reclaiming and adding materials back into the battery supply chain, all of which is anticipated to help increase the demand and market for energy storage solutions here in the United States.
The IRA adopted in August 2022 contains a number of tax incentive provisions that directly support the adoption of energy storage solutions and services. Before the enactment of the IRA, the Section 48 ITC did not apply to standalone energy storage projects. The IRA added Section 48(a)(3)(A)(ix) to create an ITC for standalone energy storage technology with a minimum capacity of 5 kWh. Energy storage installations that are placed in service after December 31, 2022 and begin construction prior to January 1, 2025, are entitled to the existing ITC under Section 48(a). To qualify for the ITC bonus rate of 30%, an energy storage project will need to satisfy the prevailing wage and apprenticeship requirements. If these requirements are not met, the project will be eligible only for a base rate of 6%. The existing energy ITC as well as the Production Tax Credit (PTC) for renewable energy projects will be replaced by a Clean Electricity Investment Tax Credit (CEITC) or “tech neutral” regime, which is available for any investment in a qualified storage facility that is placed in service after calendar year 2024 (prevailing wage and apprenticeship requirements will still apply). The IRA also included bonus credits associated with the ITC and PTC, which are relevant to our business. There is an 10% bonus credit for projects located in energy communities, an additional 10% bonus credit for projects utilizing products which collectively meet minimum domestic content requirements, and a 10% or 20% bonus credit for certain projects less than 5 MW located in a low-income community or that serve low-income community members. Finally, the IRA included a manufacturing production tax credit for specific renewable energy and battery storage related products and components manufactured in the U.S. We believe we are well positioned to capture the benefits of the manufacturing production tax credit with our battery module manufacturing at our contract manufacturing facility in Utah alongside our supply agreement for U.S. manufactured battery cells with. In addition, we believe we are well positioned to benefit from the bonus credits. The domestic content bonus credit is encouraging project owners to procure battery energy storage systems that have products and components manufactured in the U.S., and the energy communities bonus credit is spurring additional storage project deployments in the U.S. To date, the IRA regulations, proposed regulations and/or guidance issued by the U.S. Department of Treasury and Internal Revenue Service associated with these various tax credits, including but not limited to the ITC/PTC, ITC/PTC domestic content bonus credit, ITC/PTC energy communities bonus credit, ITC/PTC prevailing wage and apprenticeship requirements, and manufacturing production tax credit have provided substantive clarity. However, we are continuing to seek additional clarity on certain aspects of IRA guidance and/or regulation via updated guidance and future proposed and/or final regulations. The potential impact from the change in the U.S. presidential administration to any existing regulations, including any potential ramifications for the IRA and the various tax incentive provisions as well as other government and tax incentives for clean energy and energy storage in the United States, is uncertain at this stage.
Finally, recent U.S. tariff policy changes may impact our business and results of operations. In May 2024, the Biden administration announced a significant shift in the tariff framework for the energy storage industry. Under the new structure, the Section 301 tariff rate on lithium-ion non-EV batteries imported from China will increase from the current 7.5% to 25%, effective

January 1, 2026. This change specifically targets "batteries" as defined by U.S. Customs and Border Protection, encompassing the cubes, modules, and certain types of cells. The tariff rate on battery "parts"–including separators, electrolytes, cans, and electrodes–will remain at its current 25% level. This approach reflects the Biden administration's strategy to encourage domestic production of complete battery systems while maintaining consistent policies on component parts. The nearly two-year lead time before implementation provides an opportunity to adapt our supply chains and potentially ramp up domestic production capacity. We recognize the importance of a resilient and diversified supply chain and believe our forward-thinking approach has positioned us favorably to navigate these new tariff structures with minimal disruption to our operations. Further, we believe our domestic content product, which utilizes U.S.-manufactured cells and modules and is available for delivery starting in early 2025, to be insulated from the effects of this tariff increase. For our non-domestic products, we believe the current 2026 implementation date provides us with a strategic window to further adapt our supply chain strategies, but there can be no guarantee that our results of operations will not be materially adversely impacted by the effects of any tariff changes.
We have already been proactive in securing U.S. domestically manufactured cells that align with current IRA domestic content requirements and are actively broadening our supply base beyond China. This diversification strategy is anticipated to not only mitigate potential tariff impacts but also enhances our overall supply chain resilience. From a competitive standpoint, we believe these changes could ultimately strengthen Fluence's market position. Our early investments in U.S. domestic supply chains and our ability to provide products meeting IRA domestic content requirements may give us a distinct advantage over competitors more heavily reliant on Chinese imports.
There is currently uncertainty relating to potential changes to U.S. tariff policy that may arise from the change in U.S. presidential administration. Changes to U.S. tariff policy may adversely impact our supply chain as well as our supply chain strategies detailed herein, both domestically and internationally, which may then have a adverse impact on our results of operations and business.
EU Energy Storage Regulation and Legislation
In August 2023, the EU Battery Regulation entered into force. The EU Battery Regulation aims to ensure that, in the future, batteries sold in the EU have a low carbon footprint, use minimal harmful substances, need less raw materials from non-EU countries, and are collected, reused, and recycled to a high degree in Europe. This regulation is intended to help support the shift to a circular economy, increase security of supply for raw materials and energy, and enhance the EU’s strategic autonomy. Key elements of the regulation will be phased in over time. Targets for recycling efficiency, material recovery, and recycled content will be introduced gradually beginning in 2025. All collected waste batteries will have to be recycled and high levels of recovery will have to be achieved, in particular of critical raw materials such as cobalt, lithium, and nickel.
In July 2024, a reform of the European Electricity Market Design went into effect. Key changes around the role of flexibility in the European power system were introduced through this reform. Starting in 2026, EU member states are asked to conduct an assessment every two years of estimated needs for flexibility for a period of at least the next five to ten years at national level. Based on those flexibility need assessments, member states are asked to establish indicative national objectives for non-fossil flexibility, including the respective contribution of energy storage. The indicative storage objectives will be part of the member states national energy and climate plans. In order to achieve the national indicative storage objectives, member states are encouraging to strengthen the role of non-fossil flexibility in their national capacity mechanisms or to introduce non-fossil flexibility support schemes. Under these support schemes, energy storage can receive CAPEX or OPEX support under EU state-aid rules. While the implementation of the market design reform, and notably the development of the methodology for the flexibility assessment, is still underway, the new provisions around flexibility are likely to strengthen the role of energy storage in national power market design and allow EU member states to provide state support for the construction of energy storage projects.
In a number of European countries, reforms on grid fees structures for energy storage, interconnection, and planning processes for energy storage projects and renewable projects are ongoing. Further opening of market opportunities across Europe may be expected in the future as member states continue to implement provisions from the European Electricity Market Design and the European Commission’s recommendation on energy storage. Many of these processes are not based on legislative action, but implementation of existing provisions by regulators and transmission service operators (TSOs).
Other Policy Initiatives including Tax Incentives, Cash Grants and Performance Incentives
U.S. State and Regional Policies
U.S. states and regional TSOs have various policies designed to support and accelerate adoption of clean and/or reliable renewable energy and battery storage technologies. One or more of the following policies exist within nearly every U.S. state as well as many regional TSOs: utility and/or TSO related capacity, ancillary services, or power purchase agreement procurement requirements or associated tariffs and wholesale market structures that spur project deployment, incentives for project deployment (e.g. tax credits, grants), and policies to streamline project permitting. These policies are driving and accelerating the growth of the utility-scale battery storage market across the U.S., although we cannot guarantee that we will realize the anticipated benefits of these policies.

Although we generally are not regulated as a utility, federal, state, and local government statutes and regulations concerning electricity heavily influence the market for our product and services. These statutes and regulations, which are continuously modified, often relate to electricity pricing, net metering, incentives, taxation, competition with utilities, and the interconnection of customer-owned electricity generation. Governments, often acting through state utility or public service commissions, also change and adopt different rates for commercial (and residential) customers on a regular basis. These changes can have a positive or negative impact on our ability to deliver cost savings to customers for the purchase of electricity.
European Country-Specific Policies
There are certain European country specific initiatives that have historically helped the adoption of clean energy and energy storage solutions. For instance, in Germany, the government published an energy storage strategy in December 2023, aimed at removing barriers to the faster acceleration of energy storage projects in Germany. The German government has further announced the introduction of a capacity mechanism, which will be open to energy storage participants and which is expected to be introduced with first auctions in 2028.
In several EU member states, support schemes targeted at energy storage have been conducted over the last year or are currently ongoing. These include, but are not limited to, a 2.6 GWh tender in Greece, a 440 MW tender in Hungary, the PERTE regime for stand-alone and co-located storage in Spain targeting more than 2 GWh of storage assets, a 3 GWh RESTORE tender in Bulgaria, and the ongoing Innovation Auction tender regime in Germany. The supported volume of storage may vary depending on the tender outcomes. Further, new government or TSO run mechanisms that would provide storage investors with contracted revenues streams are under review in certain European countries.
U.S. FERC Support of Energy Storage
The U.S. Federal Energy Regulatory Commission (“FERC”) has taken a number of steps to help to enable the participation of energy storage in wholesale energy markets. For example, in February 2018, FERC issued Order 841 directing regional transmission operators and independent system operators to remove barriers to the participation of storage in wholesale electricity markets and to establish rules to help ensure storage resources are compensated for the services they provide. Order 841 was upheld in July 2020 following an appeal to the U.S. Court of Appeals for the D.C. Circuit, with the court finding that FERC’s directives to allow distributed storage participation in wholesale electricity markets did not violate the Federal Power Act’s jurisdictional line separating FERC’s authority over those markets and states’ authority over local distribution facilities. In September 2020, FERC issued Order 2222 opening U.S. wholesale energy markets to aggregations of distributed energy resources like rooftop solar, “behind the meter” batteries, and electric vehicles. In July 2023, FERC issued Order 2023, which is intended to speed up the process of connecting new energy projects to the grid due to the backlog of more than 10,000 energy projects awaiting interconnection in the United States. It includes more stringent deadlines and has adjusted processes that had previously created barriers to battery projects obtaining interconnection and improves interconnection procedures with elements such as more accurate operational modeling of energy storage in interconnection studies. In May 2024, FERC issued Order 1920, which requires transmission operators to conduct and periodically update long-term transmission planning over a 20-year time horizon to anticipate future needs. It also provides for cost-effective expansion of transmission that is being replaced, when needed, known as “right-sizing” transmission facilities. Order 1920 also expressly provides for states’ roles throughout the process of planning, selecting, and determining how to pay for transmission lines. Order 1920 was adopted in an effort to promote the more efficient and cost-effective integration of new renewable generation and battery energy storage resources and help meet the needs of a rapidly evolving grid.
Energy storage products and solutions require interconnection agreements from the applicable authorities having jurisdiction to operate. In almost all cases, interconnection agreements are standard form agreements that have been pre-approved by the local public utility commission or other regulatory body with jurisdiction over interconnection agreements. As such, no additional regulatory approvals are typically required once interconnection agreements are signed.
Other Policies, Regulation, and Legislation
Our operations are subject to stringent and complex foreign, federal, state, and local laws, and regulations governing the occupational health and safety of our employees and wage regulations. For example, we are subject to the requirements of the federal Occupational Safety and Health Act, as amended, and comparable U.S. state laws that protect and regulate employee health and safety as well as comparable international laws that aim to protect and regulate employee health and safety.

Changes in or adoption of domestic policies and policy initiatives, legislation and regulations on a federal, state, and local level as well as changes in or adoption of policies and policy initiatives, regulations and legislation in foreign jurisdictions in which we operate may pose risks or provide opportunities for the Company’s business that may impact our future operations and financial condition. For more information about the potential risks of adoption or changes to such policies, legislation and regulations, see Part I, Item 1A. “Risk Factors.”
Permits and Approvals

Each of our installations or customer installations must be designed, constructed, and operated in compliance with applicable international, federal, state, and local laws, regulations, codes, standards, and guidelines. To install and operate energy storage products and solutions on our platform, we, our customers, or our partners, as may be applicable, are required to obtain and maintain applicable permits and approvals from the relevant governmental or regulatory authorities having jurisdiction to install energy storage products and solutions and to interconnect the products with the local electrical utility.
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

ITEM 1A. RISK FACTORS

Our business, operations, financial results, and future prospects, plans, and objectives of the Company are subject to various risks and uncertainties, including those described below, that could materially adversely affect our business, results of operations, financial condition, and the trading price of our Class A common stock. You should carefully consider the risks and uncertainties described below, together with all of the other information set forth in this Annual Report, including Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and related notes included herein, which could materially affect our business, results of operations, financial condition, and the trading price of our Class A common stock. See “Cautionary Statement Regarding Forward-Looking Statements” above.
Risk Factors Summary
The following is a summary of the principal risks that could adversely affect our business, operations, financial results and future prospects, plans and objectives of the Company and the trading price of our Class A common stock:

•our relatively limited operating and revenue history as an independent entity and the nascent clean energy industry;
•anticipated increasing expenses in the future and our ability to maintain prolonged profitability;
•fluctuations of our order intake and results of operations across fiscal periods;
•potential difficulties in maintaining manufacturing capacity and establishing expected mass manufacturing capacity in the future;
•risks relating to delays, disruptions, and quality control problems in our manufacturing operations;
•risks relating to quality and quantity of components provided by suppliers;
•risks relating to our status as a relatively low-volume purchaser as well as from supplier concentration and limited supplier capacity;
•risks relating to operating as a global company with a global supply chain;
•changes in the cost and availability of raw materials and underlying components;
•failure by manufacturers, vendors, and suppliers to use ethical business practices and comply with applicable laws and regulations;
•significant reduction in pricing or order volume or loss of one or more of our significant customers or their inability to perform under their contracts;
•risks relating to competition for our offerings and our ability to attract new customers and retain existing customers;
•ability to maintain and enhance our reputation and brand recognition;
•ability to effectively manage our recent and future growth and expansion of our business and operations;
•our growth depends in part on the success of our relationships with third parties;
•ability to attract and retain highly qualified personnel;
•risks associated with engineering and construction, utility interconnection, commissioning and installation of our energy storage products, cost overruns, and delays;
•risks relating to lengthy sales and installation cycle for our energy storage solutions;
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
•ability to obtain financial assurances for our projects;
•risks relating to whether renewable energy technologies are suitable for widespread adoption or if sufficient demand for our offerings do not develop or takes longer to develop than we anticipate;
•estimates on size of our total addressable market;
•risks relating to the cost of electricity available from alternative sources;
•macroeconomic uncertainty and market conditions;
•risk relating to interest rates or a reduction in the availability of tax equity or project debt capital in the global financial markets and corresponding effects on customers’ ability to finance energy storage systems and demand for our energy storage solutions;
•decline in public acceptance of renewable energy, or delay, prevent, or increase in the cost of customer projects;
•severe weather events;
•increased attention to ESG matters;
•restrictions set forth in our current credit agreement and future debt agreements;
•uncertain ability to raise additional capital to execute on business opportunities;
•ability to obtain, maintain and enforce proper protection for our intellectual property, including our technology;

•threat of lawsuits by third parties alleging intellectual property violations;
•adequate protection for our trademarks and trade names;
•ability to enforce our intellectual property rights;
•risks relating to our patent portfolio;
•ability to effectively protect data integrity of our technology infrastructure and other business systems;
•use of open-source software;
•failure to comply with third party license or technology agreements;
•inability to license rights to use technologies on reasonable terms;
•risks relating to compromises, interruptions, or shutdowns of our systems;
•barriers arising from current electric utility industry policies and regulations and any subsequent changes;
•reduction, elimination, or expiration of government incentives or regulations regarding renewable energy;
•changes in the global trade environment;
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
•risks relating to the terms of our amended and restated certificate of incorporation and amended and restated bylaws;
•risks relating to our relationship with our Founders and Continuing Equity Owners;
•risks relating to conflicts of interest by our officers and directors due to positions with Continuing Equity Owners;
•risks related to short-seller activists;
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
•risks relating to changes in accounting principles or their applicability to us; and
•risks relating to estimates or judgments relating to our critical accounting policies.

Risks Related to Our Business
Our relatively limited operating and revenue history as an independent entity and the nascent clean energy industry in which we operate makes evaluating our business and future prospects difficult.
We were established in January 2018 as a joint venture between Siemens and AES. Since then, we have continued to evolve, grow, and expand our business and operations, completing our IPO in the first quarter of our fiscal year 2022. We have benefited and continue to benefit from the industry experience and support AES and Siemens have provided and continue to provide, but we have a relatively limited history operating our business and generating revenue as an independent entity after the time of our IPO, and therefore a limited history upon which you can base an investment decision. Our prospects must be considered in light of the risks by companies in the earlier stages of development, especially those in newer and rapidly evolving markets. Our ability to plan for future operations, predict future results of operations, and plan for and model future growth in revenue, costs and expenses, order intake and backlog, and other prospects is subject to significant risk and uncertainty as compared to companies with longer and more consistent operating histories and in more stable macroeconomic environments and industries.
Our potential future growth in a nascent and rapidly-evolving industry is dependent on a number of factors, including rising demand for clean electric power solutions that can provide electric power with lower carbon emissions and replacement of conventional generation sources, the adoption speed of digital software applications to modernize the efficiency of power assets and the electric grid, and regulatory regimes that incentivize the use of clean energy and energy storage. Among other renewable energy market trends, we have seen and expect to continue to see our business results be driven by declines in the cost of generation of renewable power, decreases in the cost of manufacturing battery modules and cells, customer needs for energy storage products and related services and digital applications, commercial, legal, and political pressure for the reduced use of and reliance on fossil fuels and electric power generation that relies on fossil or other non-renewable fuels, regulatory and governmental incentives towards reduced use of fossil fuels and increased use of renewable energy and energy storage solutions, including through the IRA, and a rapidly growing and evolving global energy storage market driven by increasing demand from C&I customers, IPPs, developers, utilities, and grid operators. Additionally, we are seeing an increase in demand for electricity in multiple markets in response to transformations in technologies like artificial intelligence (AI), data center expansion, new domestic manufacturing, and electrification in different sectors. However, predicting future revenues and appropriately forecasting and budgeting for our expenses is difficult, and we have limited insight into trends or economic conditions that may emerge and take hold and materially affect our business. Our future operations and growth strategy is therefore subject to all of the risks inherent in light of the expenses, difficulties, complications, and delays frequently encountered in connection with the growth of a business in a nascent industry, as well as those that are specific to our business in particular as which are further described herein.

If our assumptions regarding the risks and uncertainties that we consider in planning and operating our business are incorrect or change, or if we do not address these risks and uncertainties successfully, including due to the lack of historical data from and experience in operating our business at its current scale and as an independent entity, as well as the evolution of our business, our results of operations could differ materially from our expectations, and our business and our financial condition could be adversely affected.
We anticipate increasing our expenses in the future and we may not be able to maintain prolonged profitability.
Although we achieved approximately $30.3 million of net income in fiscal year 2024, we have historically incurred net losses on an annual basis since our inception. We expect our aggregate costs will increase substantially in the foreseeable future as we continue to invest heavily in increasing our customer base, expanding our operations, and operating as a public company, which in turn, may impact our ability to maintain profitability. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Since inception and through September 30, 2024, our principal sources of liquidity were the proceeds from our IPO, our cash and cash equivalents from operations, short-term borrowings, borrowings available under our debt agreements, supply chain financing, equity contributions from AES Grid Stability, Siemens Industry, and proceeds from the investment by QIA Florence Holdings, LLC, an affiliate of QIA in 2021, proceeds from short-term investments, and borrowings against note receivables and proceeds from sale of accounts receivable under the Master Receivables Purchase Agreement by and among Fluence Energy, LLC and any other seller from time to time party thereto, as sellers and servicers, and Credit Agricole Corporate and Investment Bank (“CACIB”), as purchaser, dated February 27, 2024 (the “MRPA”). We may not generate positive cash flow from operations or profitability in any given period and our relatively limited operating history as an independent entity may make it difficult for you to evaluate our current business and our future prospects. Operating results for future periods are subject to a number of uncertainties and risks and we cannot assure you that we will maintain or increased prolonged profitability. Our ability to maintain and increase prolonged profitability in the future depends on a number of factors, including the continued successful development and customer acceptance of our energy storage solutions, services, and digital applications, our ability to obtain components from suppliers on cost-effective terms and on a timely basis, our ability to maintain and grow our market share and effectively compete against others in the industry, as well as our ability to effectively manage both our operating and capital expenditures.
We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in new and rapidly changing industries. We expect our operating expenses to continue to increase significantly over the next several years as we continue to hire additional personnel, expand our operations and infrastructure, and continue to expand to reach more customers. Further, we may encounter unforeseen operating expenses, difficulties, complications, delays, and other factors as we expand our business and execute our business plans, including factors relating to macroeconomic uncertainties and market conditions, which may result in losses or a failure to generate profitable growth in future periods. If our growth rate were to decline significantly or become negative in the future, it could adversely affect our future financial condition and results of operations. If we are not able to achieve or maintain positive cash flow in the long term, we may require additional financing, which may not be available on favorable terms or at all and/or which would be dilutive to our stockholders. Our ability to obtain any such additional financing is subject to a number of factors, including general market conditions, investor and customer acceptance of our business model and our products, and market and stakeholder confidence in our ability to perform against our business plans.

If we are unable to successfully address these risks and challenges as we encounter them, our business, results of operations, and financial condition may be adversely affected. Our failure to maintain prolonged profitability could negatively impact the value of our Class A common stock and the value of our business.

Our order intake and results of operations may fluctuate across fiscal periods, which could make our future performance difficult to predict and could cause results of operations for a particular period to fall below expectations, resulting in a decline in the price of our Class A common stock.
Our order intake and results of operations are difficult to predict quarter to quarter and have in the past and may in the future fluctuate significantly. Through fiscal year 2021, we experienced variability in the timing of our order intake, with higher volumes of orders coming the second half of our fiscal year. However, in fiscal years 2022 and 2023, order intake was relatively consistent across each quarter. In fiscal year 2024, we saw a higher amount of our order intake in the second half of the fiscal year. The variability in our order intake in the most recent quarters was primarily driven due to the ambiguity regarding the timing of the proposed domestic content guidelines released by the U.S. Department of the Treasury.
Our projects typically have a lead time from date of contract execution to substantial completion, typically ranging from approximately twelve up to eighteen months. Generally, we must design the project, as each storage solution is customized depending on the customer’s energy needs, procure the major equipment, obtain manufacturing slots from our contract manufacturers, coordinate the logistics, and assemble the battery energy storage systems prior to delivery and installation at our customer project sites. These actions must be completed timely to adhere to customer schedules and milestones. Depending on the scope of the project, we may be responsible for the installation of the equipment and commissioning. Delays in projects, from one period to another may cause our results of operations for a particular period to fall below expectations.
We have experienced fluctuations from fiscal period to fiscal period in the past and may experience such fluctuations in the future as a result of fluctuations in our customers’ businesses including as a result of permitting and installation delays. Such permitting and installation delays can impact the timing of orders for our products. In addition, we have had, and may continue to have, customers experience project delays for a variety of other reasons including, but not limited to, issues with financing, changes in government regulations, including uncertainty relating to the imposition of additional potential tariffs, supply chain challenges, tax incentives, macroeconomic factors, geopolitical uncertainty, or other circumstances unique to a customer. Any unexpected delay in a material project could materially adversely affect our financial performance in a fiscal period. In certain circumstances, our customers may cancel orders before the completion of the transaction. If we experience delays or cancellations in the permitting and installation process in the future, our business, financial condition, and results of operations could be adversely affected.

We also have and may in the future experience fluctuations as a result of supply chain disruptions. Supply chain disruptions, such as inclement weather, regulatory environment, including tariffs, disruptions relating to pandemics or epidemics, production issues, and other supply chain related-delays have in the past and may in the future affect logistics relating to our operations by causing delays in the shipping and delivery of our materials, components and products which may, in turn, cause delays in our installation and completion of our projects.
As a result of the factors discussed above, our future financial performance, sales, working capital requirements and cash flow may fluctuate, and our past order intake and results of operations may not be good indicators of future performance. The variability and unpredictability of our operating metrics and quarterly operating results could result in our failure to meet our expectations or those of analysts that cover us or investors with respect to order intake, revenue or other operating results for a particular period. If we fail to meet or exceed such expectations, the market price of our Class A common stock could be adversely impacted.
We may experience difficulties in maintaining our current manufacturing capacity and establishing our expected full commercial scale mass manufacturing capacity in the future.

Although we continued to progress on track to meet our internal corporate initiatives related to mass manufacturing, the manufacturing process for our expected full commercial scale in the future is still being refined and improved. There are risks associated with scaling up manufacturing to larger commercial volumes including, among others, technical or other such problems with process scale-up, process reproducibility, stability issues, quality consistency, timely availability of raw materials, supply chain delays and bottlenecks, cost overruns, adherence to documentation and other quality requirements, and adequate definitions or qualifications for safety, reliability, and quality. There is no assurance that our contract manufacturers will be successful in establishing and then maintaining larger-scale commercial manufacturing processes that achieves our objectives for manufacturing capacity and cost, in a timely manner or at all, or that they will be able to maintain and build effectively and efficiently upon such processes over time.

We are in the process of qualifying a few potential additional manufacturers. If such new potential manufacturers are not qualified and then onboarded in a timely manner, or if they fail to provide products and components that meet our expectations, then our business and results of operations may suffer. If we are unable to produce sufficient quantities of products on a timely basis and in a cost-effective manner, the Company’s commercialization efforts would be impaired which could materially adversely affect our business, financial condition, results of operations, and growth prospects.
We have experienced and may continue to experience delays, disruptions, and quality control problems in our manufacturing operations, in part due to our third-party manufacturer concentration, which may in turn adversely affect our business, results of operations, financial condition, and future prospects.
Our product development, manufacturing, and testing protocols are complex and require significant technological and production process expertise. We currently depend on a limited number of third-party contract manufacturers. Any manufacturing delay or disruption could cause a delay or disruption in our ability to meet customers’ requirements which may result in financial impacts to the Company and potential loss of customers. As of today, we have two major contract manufacturers for our battery energy storage systems, including one manufacturer who provides fabrication, integration, assembly and/or full turnkey services to Fluence depending on location of customer site. We also maintain a final assembly facility in Utah, which serves only customers in the Americas region. If our current manufacturers are unable to keep up with our demand, this may impact our ability to meet deadlines for our customers and may lead to adverse effects to our brand. In addition, if one of our contract manufacturers has repeated issues with delays, disruptions, and quality control problems, due to our reliance on only a limited number of contract manufacturers, we have limited options to shift manufacturing capacity quickly to another provider, and our business, results of operations, and customers relationships may be adversely impacted.

We are also in the process of qualifying new manufacturers in both the APAC and the Americas regions and are planning to continue to explore expanding our set of partners in the near term. Qualifying new manufacturers can be a lengthy, time-consuming process and we may not be able to qualify manufacturers on the timeline we anticipate, if at all, which would lead us to rely more heavily on our existing manufacturers and their current operating abilities.
Our manufacturing processes involve a number of precise steps from design to production. Any change in our manufacturing processes could cause one or more production errors, requiring a temporary suspension or delay in our production line until the errors can be researched, identified, and properly addressed and rectified. This may occur particularly as we introduce new products, modify our engineering and production techniques, and expand our capacity. In addition, our failure to maintain appropriate quality assurance processes could result in increased product failures, loss of customers, increased warranty reserve, and increased production and logistics costs, delays, and liquidated damages to our customers. Any of these developments could have a material adverse effect on our business, results of operations, financial condition, and future prospects.
The suppliers in our supply chain may not be able to provide us with the quality and quantity of components on the timeline that we have contracted for which could result in insufficient inventory as well as negatively affect our results of operations.

We face risks with respect to our dependence on our relationships with certain battery and inverter suppliers. There is no guarantee we will be able to maintain such existing relationships with our critical suppliers into the future. Our suppliers’ caution and uncertainty in their own downstream supply chains has resulted in a variety of pricing mechanisms designed to mitigate unforeseen fluctuations in materials availability and pricing. In order to secure volumes, favorable pricing, and payment terms, some of our supply arrangements provide for prepayment obligations and committed volumes. These types of arrangements impact our working capital resources. If our suppliers provide insufficient inventory at the level of quality or provenance required to meet customer or regulatory requirements, if our suppliers are unable or unwilling to provide us with the contracted quantities at the contracted prices, or if there are unexpected changes in business conditions, including inflation of raw material costs, labor issues, wars, natural disasters, pandemics, trade and shipping disruptions, changes in tariffs, and other factors beyond our or our suppliers’ control which affect such supplier’s ability to deliver adequate inventory of components to us, our results of operations and relationships with our customers could be materially and negatively impacted. If our customers do not provide sufficient demand to purchase the levels of inventory we have committed to purchasing in future periods under any supply agreements with commitment volumes, our ability to generate revenue or cash flows may be limited. Switching suppliers can be costly and disruptive to business operations and would require a longer-term strategic approach and could materially impact our business.

We may also be unsuccessful in our continuous efforts to negotiate with existing suppliers to obtain cost reductions and avoid unfavorable changes to terms. Global demand has increased for lithium-ion battery cells, which may cause challenges for our suppliers, including delays, inventory shortages, or price volatility. Any such delays, price volatility, or reduced availability of components may impact our sales and operating results.

As we launch new energy storage product offerings and explore new supplier relationships in the future, we face risks related to supply arrangements with new suppliers, including new entrants to the energy storage industry, who may lack sophisticated production planning and have to ramp up operations as well as the unknown quality of their offerings. Any new suppliers to the Company may not be able to provide components in the quantity and with the quality that we require and on the schedule that has been contracted for and any insufficient inventory to meet customer expectations or delays in supply may impact negatively on our brand and industry sentiment. Any of the foregoing could materially adversely affect our business, financial condition, and results of operations.

We face risks relating to our status as a relatively low-volume purchaser of our key components of our energy storage solutions as well as resulting from supplier concentration and limited supplier capacity.

While Fluence continues to grow its demand for energy storage components and products, we remain a relatively low-volume purchaser. In addition, certain of our suppliers also supply products and components to other businesses, including businesses engaged in the production of electric vehicles, renewable energy production, consumer electronics, and other industries unrelated to energy storage products. Until Fluence is able to establish itself as a significant portion of our suppliers’ customer base, we may not be able to secure supply on favorable or preferential terms. In addition, as we begin production on our domestic content offerings, we currently rely on a single U.S. battery cell supplier for U.S. manufactured battery cells.

There is risk associated with reliance on a limited number of suppliers, including ability to obtain sufficient inventory at the level of quality or provenance required to meet customer or regulatory requirements. If any of our suppliers is unable or unwilling to provide us with contracted quantities in a timely manner at prices, quality levels (including environmental, social, and/or geographic provenance), and volumes acceptable to us and which are contracted for, we would have limited alternatives for supply of such components, and we may not be able to contract for and receive suitable alternative components in a timely manner for our customers, if at all. Such an event may impair our ability to meet scheduled deliveries of our products to customers, which may cause our customers to cancel orders and subject us to liability and potential litigation and may materially adversely affect our customer relationships, reputation, business, prospects, financial condition, and results of operations. Further, these particular risks may increase as market demand for our offerings grows.

We are a global company with operations in many countries and maintain a global supply chain which comes with a number of risks that may impact our business, results of operations, and future growth.

Our energy storage solutions incorporate many components and materials sourced from outside of the United States, resulting in exposure to international supply chain risks and logistics disruptions. In the past, we experienced delays in obtaining certain necessary components and materials from overseas, including as a result of the COVID-19 pandemic. Trade and shipping disruptions and factors beyond our suppliers’ control have in the past and we expect in the future could have a compounding effect on our business and results of operations.

International political, social, or economic instability, including as the result of future health pandemics similar to COVID-19, may lead to future trade disruptions, impacting our supply chain and ability to complete projects in a timely and efficient manner. The uncertain actions, policies, and legislative actions of various government authorities on international and domestic trade, including new or increased tariffs or quotas, border taxes, embargoes, safeguards, and customs restrictions impact our ability to manage our costs of production. The degree of our exposure is dependent on, among other things, the type of materials and components that may be impacted, the proposed rates imposed, and timing of such tariffs. Disruptions in the availability of key components or materials and their associated price volatility therefore create challenges for stability of our business operations, customer relationships, and our ability to accurately plan for future growth. See separate risk factor titled “Changes in the global trade environment, including the imposition of new tariffs, could adversely affect the amount or timing of our revenues, results of operations, or cash flows” below for more information about risks relating to the global trade environment.
Other events that could disrupt our global supply chain and result in reduced or delayed supply of materials and components along with increased cost relating to such supply, along with potential adverse effects on our business and results of operations, include, but are not limited to:
•the imposition of additional trade legislation or regulations both internationally and domestically;
•the imposition of additional duties, tariffs, and other charges on imports and exports;
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
•theft;
•restrictions on the transfer of funds;
•the financial instability or bankruptcy of vendors; and
•significant labor disputes, including labor strikes, work stoppages, and boycotts.
Additionally, there are increasing expectations in various jurisdictions and by customers that companies monitor the environmental and social performance of their suppliers, including compliance with a variety of labor practices, and otherwise consider a wider range of potential environmental and social matters for their products and value chain. For example, forced labor concerns have rapidly become a global area of concern. Numerous laws prohibit importation of goods made with forced labor or compulsory prison labor, including for example the Tariff Act of 1930, as well as the Uyghur Forced Labor Prevention Act (“UFLPA”), and other global laws against forced labor. Certain of our suppliers operate and source materials in China, and their presence in our supply chain could present unique risks for us due to risks associated with the UFLPA, as well as the strain in U.S.-China relations, and China’s unique regulatory landscape. The UFLPA imposes a presumptive ban on the importation of articles, merchandise, apparel, and goods mined, produced, or manufactured wholly or in part in the Xinjiang Uyghur Autonomous Region (Xinjiang) of the People’s Republic of China, or by entities identified by the U.S. government on the UFLPA Entity List. From time to time, congressional committees have investigated and called for the inclusion of certain companies that provide materials or components for the battery supply chain to the UFLPA Entity List. Such a listing may adversely impact our ability to source necessary inputs or otherwise adversely impact our operations. Prohibitions on forced labor have also been adopted in other jurisdictions, such as the European Union, and is a topic that will likely be subject to further regulations or prohibitions in the markets we operate within.
Such a process could result in a delay or complete inability to import such materials (including potentially non-lithium materials), which could result in inventory shortages or greater supply chain compliance costs, particularly to the extent we need to identify new suppliers or to otherwise modify supply chains to address evolving regulatory requirements and/or interpretations. We could also be subject to penalties, such as denial of import eligibility, or fines if our imports are found to have been in violation of the UFLPA or other customs-related laws and regulations. Even if we are not subject to any fines or penalties, any perceived link between our products and Xinjiang, designated entities, or labor practices not in keeping with industry expectations may result in increased costs, affect our business and damage our reputation. Overcoming the UFLPA’s presumption can be a time- and information-intensive process, and we may not be able to obtain sufficient information to satisfy policymakers that products are not connected to forced labor, particularly as in many cases the relevant suppliers are buried multiple layers deep in the supply chain. Xinjiang is the source of significant amounts of raw and refined materials and components in the global lithium-ion battery supply chain, and there is ongoing scrutiny of this value chain and companies associated therewith, including for human rights and national security concerns. As such, there is a risk that our operations may be impacted by related supply chain disruptions or costs. Moreover, compliance with the UFLPA or other similar current or proposed requirements, including the European Union Forced Labor Ban and various environmental and/or social due diligence requirements and customer expectations, may have other effects on the global supply chain, the price and scarcity of traceable minerals or other materials of focus, and could lead to increases in our cost of goods sold, which could have an adverse effect on our business, financial condition, and operating results.
Significant changes in the cost and/or availability of raw materials and components that are incorporated into our energy storage products could adversely affect our business, results of operations, and future prospects.
We are subject to risk from availability and fluctuating market prices of certain commodity raw materials, including, but not limited to, steel, aluminum, copper, nickel, iron phosphate, graphite, manganese, lithium carbonate, lithium hydroxide, and cobalt. These raw materials form an essential and integral part of our energy storage products. Pricing for these materials is governed in large part by market conditions and fluctuate due to various factors outside of our control, such as global supply and demand imbalances, changes in interest rates, speculative market activities, and geopolitical uncertainty.
Our revenue growth is directly tied to the continued adoption of energy storage products by our customers, which have in the past and may in the future be affected by commodity raw material price fluctuations and component price fluctuations. As we have not historically been the buyer of raw materials for our components and energy storage products, we have not historically entered into hedging arrangements to mitigate commodity risk. Significant price changes or reduced availability for our raw materials and components has a deleterious effect on supply chain certainty with potential knock on effects for reduced operating margin, and in turn, could harm our business, financial condition, and results of operations. For example, the cost of lithium-ion energy storage hardware has declined significantly in the aggregate in the last decade and has resulted in a large addressable market today. In fiscal year 2022, we saw prices for lithium-ion battery packs increase from prior years, though prices returned to their historical trend of declining year-over-year in fiscal years 2023 and 2024. The market for energy storage continues to rapidly evolve and while we believe lithium-ion battery pack costs will continue to decline over the long term, there is no guarantee that they will decline or decline at the rates we expect. If costs do not continue to decline long term and instead remain steady or increase as in fiscal year 2022, this could adversely affect our ability to increase our revenue, our order intake, and grow our business.
Failure by our manufacturers, vendors, and suppliers to use ethical business practices and comply with applicable laws and regulations, including labor and environmental laws, may adversely affect our business.
We do not control our vendors or suppliers nor their business practices. Accordingly, we cannot guarantee that they follow ethical business practices, such as with respect to child labor, wages and benefits, forced labor, discrimination, safe and healthy working conditions, environmental concerns, and all applicable legal and regulatory requirements relating to the conduct of their businesses. A lack of demonstrated compliance could lead us to seek alternative manufacturers, vendors, or suppliers, which could increase our costs and result in delayed delivery of energy storage solutions, shortages, or other disruptions to our operations. Violation of applicable labor (including forced labor and child labor) laws and standards, human rights standards, environmental standards, safety codes, quality standards, production practices, or other applicable laws and regulations by our manufacturers, vendors, or suppliers or the divergence of a manufacturer’s or supplier’s labor or other work practices from those generally accepted as ethical in the U.S. or other markets in which we do business could attract negative publicity for us and otherwise adversely harm our business. We could be exposed to litigation, investigations, enforcement actions, monetary liability, including fines, and additional costs that could have a material adverse effect on our business, financial condition, and results of operations. In addition, we could lose customers who have concerns about vendor business practices and traceability of our energy storage solutions. For more information, see our risk factor titled “We are a global company with operations in many countries and maintain a global supply chain which comes with a number of risks that may impact our business, results of operations, and future growth” above.

A significant portion of our revenues come from only a relatively small number of customers. If there is a significant reduction in pricing or order volume or loss of one or more of these significant customers, it could materially harm our business and negatively impact revenue, business, financial condition, results of operations, and cash flow.
We are dependent on a relatively small number of customers for our energy storage solution sales and a small number of customers have historically accounted for a material portion of our revenue. For the fiscal year ended September 30, 2024, our two largest customers, in the aggregate, accounted for approximately 50% of our annual revenue. Specifically, for the fiscal year ended September 30, 2024, revenue from AES and its affiliates accounted for approximately 41% of our annual revenue. The loss of any one of the Company’s significant customers, including AES and its affiliates, a significant customer’s inability to perform under its respective contracts, including any default in payment, a significant dispute with one of these customers, a significant downturn or deterioration in the business or financial condition of any of these customers, or any other event significantly negatively impacting the contractual relationship with one of these customers could have a materially adverse effect on the brand, business, revenues, financial condition, and cash flows of the Company. For the near future, we may continue to derive a significant portion of our net sales from a small number of customers. Accordingly, loss of a significant customer or a significant reduction in pricing or order volume from a significant customer or a change in contracting behavior by a significant customer could materially reduce revenue recognized and operating results in any reporting period and impact our results of operations and order intake.
In addition, at the time of the IPO, the Company entered into an amended and restated storage core frame purchase agreement with AES Grid Stability, pursuant to which AES Grid Stability may purchase energy storage solutions and related services from us under preferred purchasing conditions. This agreement continues until the earlier of (x) October 27, 2028 and (y) the date on which AES Grid Stability holds less than 10% of the then outstanding voting power. If AES Grid Stability holds at least 20% of the then-outstanding voting power, they must continue to purchase certain of our energy storage offerings exclusively from us. If AES Grid Stability holds at least 10% of the then-outstanding voting power, neither it nor its affiliates will directly or indirectly engage in any of the defined exclusive activities set forth in this agreement, subject to us maintaining certain sales volume requirements. On such date that AES Grid Stability and its affiliates are no longer bound by the exclusivity terms of this storage core frame agreement, AES may decide to explore different energy storage suppliers and we may see a negative impact to our aggregate order volume and revenues from decreased sales with AES and there may be a corresponding material adverse impact to our business, financial condition, and results of operations.

We face increasing competition for our energy storage solutions, services, and digital application offerings from both more established and new competitors. If we are unable to attract new customers and retain existing customers, our revenue growth and operating results may be adversely affected.

We operate in an increasingly competitive business environment for our energy storage solutions, services, and digital application offerings. To increase our revenue and market share, our business strategy depends on our ability to attract new customers and retain our existing customers. Certain of our competitors have financial, technical, manufacturing, marketing, and other resources that are greater than ours, which may allow them to devote greater resources to the design, development, manufacturing, distribution, promotion, sale and support of their solutions, services, and digital application offerings than we may be able to and therefore more effectively compete in new and old markets for new projects and customers. We have seen increase in competition and continue to expect competition in the energy storage industry to increase due to increased demand from customers and recent regulatory changes and incentives, both domestically and internationally, geared towards both adoption of increased renewable energy assets and adoption of energy storage solutions and related digital applications, including as a result of the IRA and its current anticipated impacts in the United States.

Consolidation by other industry participants could further increase their resources and result in competitors with expanded market share, larger customer bases, greater diversified product and service offerings and greater technological and marketing expertise, which may allow them to compete more effectively against us in the future. Moreover, our competitors may have or may develop solutions, services, or digital applications that are superior, more efficient, and more effective compared to our solutions, services, or digital applications (on a price-to-value basis, operational impact, or otherwise) or may adapt more quickly to new or emerging technologies or regulatory regimes implemented across the globe. There are also several competing alternatives for battery energy storage solutions, as well as non-intermittent energy generation that does not require storage, including but not limited to, pumped hydro, hydrogen, biofuels, thermal, and generation paired with carbon sequestration. If we are unable to convince potential customers of the benefits and superiority of our solutions, services, and digital applications, effectively differentiate our solutions, services, and digital application offerings from our competitors, or if potential or existing customers prefer the offerings of our competitors, we may not be able to effectively implement this aspect of our growth strategy, which may adversely impact our business. Additionally, a significant portion of our annual sales in fiscal year 2024, 2023 and 2022 were direct sales to AES and its affiliates. If we fail to maintain this relationship or if this relationship weakens, or if AES decides to reduce its energy storage activities, it could materially impact our business prospects, financial condition, cash flows, or sales. Our future growth would then be even more reliant on our ability to compete for and retain new customers and our inability to do so would harm our ability to execute our growth strategy and may have a material adverse effect on our business operations and financial position.

In an increasingly competitive energy storage market, maintaining and enhancing our reputation and brand recognition is critical for keeping our position as an industry leader. If we are not able to maintain and strengthen our reputation and brand recognition, our business and results of operations may be harmed.

As the markets for energy storage and related SaaS products for renewables and storage become increasingly competitive, marketing initiatives are becoming increasingly difficult and expensive. Our marketing activities may not be successful or yield the anticipated increased revenue, the increased revenue may not offset the expenses we incur as part of any marketing initiatives, and our results of operations could be harmed. Our ability to maintain and strengthen Fluence brand depends heavily on our ability to provide quality solutions, services, and digital applications offerings to our customers and to continue to meet our performance commitments in our underlying contracts with both suppliers and customers. In order to protect our brand, we may also expend substantial resources to register our intellectual property rights and to prevent others from using similar intellectual property, including similar patents, copyrights, and trademarks. Any factor that diminishes our reputation or that of our management, including failing to meet the expectations of or provide quality products and services to our customers on a timely basis, or any adverse publicity, litigation, or regulatory proceeding, could make it substantially more difficult for us to attract new customers and to maintain our existing customers. Our ability to successfully position our brand could also be adversely affected by perceptions of our competitors’ energy storage solutions, services, and digital applications. If we do not successfully maintain and strengthen our reputation and brand recognition, our business may not grow, and we could lose our relationships with existing customers. This would harm our business, results of operations, and financial condition.

If we fail to effectively manage our recent and future growth and expansion of our business and operations, we may be unable to execute our business plan, maintain high levels of customer service, and/or adequately address competitive challenges.

We have experienced significant and rapid growth since the time of our inception. We intend to continue to expand our business significantly within existing and new market segments of the larger clean energy industry. Our growth has placed, and any future growth may place, a significant strain on our management, operational, and financial infrastructure. In the continued growth and expansion of the Company, our management will also be required to maintain and expand our relationships with customers, suppliers, and other third parties and attract new customers and suppliers, as well as manage multiple geographic locations. To manage our growth, we must continue to improve and expand our information technology and financial infrastructure and systems, our operating and administrative systems and controls, our ability to manage headcount, capital, and other systems and processes in an efficient manner. Our current and planned future infrastructure, plans, and processes might be inadequate to support our future growth and may require us to make additional unanticipated investment and improvements, which may adversely impact our financial condition and may disrupt our operations and business.

Our success and ability to further scale our business depends, in part, on our ability to manage expansion and growth in a cost-effective and efficient manner. If we cannot manage our growth, we may be unable to take advantage of market opportunities, execute our business strategies, or respond appropriately and quickly to competitive pressures. This could also result in declines in product quality and customer satisfaction, reputational damage, increased costs, difficulties in introducing new offerings, reduce demand for our offerings, or other operational difficulties. Our future operating results depend on a large extent on our ability to manage our continued expansion and growth successfully and any failure to effectively manage expansion and growth could adversely impact our business and reputation.
Our growth depends in part on the success of our relationships with third parties.
We rely on third-party general contractors to install energy storage solutions at our customers’ sites. We currently work with a limited number of general contractors, which has impacted in the past and may continue in the future to impact our ability to facilitate customer installations as planned in a timely and efficient manner. Our work with contractors or their subcontractors may result in us being required to comply with additional rules and policies (including rules unique to our customers), working conditions, site remediation, and other union requirements, which can add costs and complexity to a project. The timeliness, thoroughness, and quality of the installation-related services performed by our general contractors and their subcontractors in the past have not always met our or our customers’ expectations or standards and in the future may not meet our or our customers’ expectations and standards, and it may be difficult to find and train third-party general contractors that meet our standards at a competitive cost.

If we are unable to attract and retain qualified personnel, including members of the senior management team, in order to execute our business strategy and growth plan, our business and ability to compete may be adversely affected.
Competition for highly qualified personnel is intense in the energy storage industry. We depend on the continued services of our senior management and highly-skilled employees across all levels and departments of our organization to run and grow our business. We have experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. The challenging markets in which we compete for talent has in the past and may in the future cause us to invest significant amounts of cash and equity to attract and retain employees. In addition, a significant portion of our compensation to key senior employees is in the form of stock-related grants. A prolonged depression in our stock price could make it difficult for us to retain our key members of management and other senior employees and recruit additional qualified personnel and we may have to pay additional compensation to employees to incentivize them to join or stay with us. Further, many of the companies with which we compete for experienced personnel have greater financial resources than we have. In addition, if we hire employees from competitors or other companies in related industries, their former employers may attempt to assert that these employees or the Company has breached certain legal obligations, resulting in a diversion of our time and resources.
We have adopted a hybrid work policy for our employees in the United States, where employees are expected to split time between home and the office. Many companies, including companies that we compete with for talent, have adopted full time remote work arrangements or hybrid work arrangements more flexible than ours, which has impacted and may in the future impact our ability to attract and retain qualified personnel if potential or current employees prefer these policies.
In addition, current trends in the labor market have exacerbated and may continue to exacerbate the challenges of attracting and retaining talented and diverse employees. Differences in demands, expectations, and priorities of the workforce (such as remote work expectations) may require us to modify our recruiting and retention strategies to attract and retain employees. These modifications could have a significant financial impact should we need to offset relocation to hubs, meet higher salary demands, or buy out compensation packages for new hires. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects and ability to compete could be adversely impacted. Continuous turnover could also result in negative brand reputation.
Moreover, our success depends largely upon the continued services and leadership of our senior management team and other key senior personnel. Our senior management and other key senior personnel have acquired specialized knowledge and skills with respect to our business, and the loss of any of these individuals could harm our business. From time to time, there may be changes in our senior management team and other key senior personnel, including as a result from the hiring or departure of executives, which could disrupt our business. Our officers are not subject to any restrictions that would require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time.

We have experienced and may continue to be exposed to risks associated with engineering and construction, utility interconnection, commissioning and installation of our energy storage solutions, and other project delays, including those related to obtaining government authorizations and permits, issues relating to customer financing, and other contingencies that may arise in the course of completing installations.

Although we generally are not regulated as a utility, international, federal, state, and local government laws and regulations concerning electricity heavily influence the market for our energy storage solutions and services. These laws and regulations often relate to electricity pricing, net metering, incentives, taxation, and the rules surrounding the interconnection of customer-owned electricity generation for specific technologies. In the U.S., governments frequently modify these statutes and regulations. Governments, often acting through state utility or public service commissions, change and adopt different requirements for utilities and rates for commercial customers on a regular basis. Changes, or in some cases a lack of change, in any of the laws, regulations, ordinances, or other rules that apply to customer installations and new technology could make it more costly for our customers to install and operate our energy storage products on particular projects’ sites, and in turn, could negatively affect our ability to deliver cost savings to customers for the purchase of electricity, thereby making our energy storage solutions less appealing to current and potential customers.
The installation and operation of our energy storage solutions at a particular site are also generally subject to oversight and regulation in accordance with applicable international, federal, state, and local laws and ordinances relating to building codes, safety, environmental protection, labor practices, and related matters. It also typically requires obtaining and keeping in good standing various governmental approvals and permits, including environmental approvals and permits, that vary by jurisdiction. In some cases, these approvals and permits require periodic renewal. It is difficult and costly to track the requirements of every individual authority having jurisdiction over our energy storage solution installations, to design our energy storage solutions to comply with these varying standards, and for our customers to obtain and maintain all applicable necessary approvals and permits. We cannot predict whether or when all permits required for a given customer’s project will be granted or whether the conditions associated with the permits will be achievable. The denial of a permit or utility connection essential to a project or the imposition of impractical conditions impairs our customers’ ability to develop a project, and potential disagreement or litigation over a project approval could lead to additional delays. In addition, we cannot predict whether the permitting process for a project will be lengthened due to complexities and appeals. Delay in the review and permitting process for a project (or litigation challenges to a project approval) can impair or delay our customers’ abilities to develop that project or increase the cost so substantially that the project is no longer attractive to our customers. Furthermore, unforeseen delays in the review and permitting process has and could in the future delay the timing of the delivery and/or installation of our energy storage products and could therefore adversely affect the amount revenue recognition related to the sale of our energy storage solutions, which could in turn adversely affect our operating results. Delays may result from environmental review or environmental permits required under local, state or federal laws, and litigation over approvals obtained pursuant such laws. Delays in the review and permitting process have in the past and may in the future lead to cost overruns, which may have further adverse effects on our business and operating results.

The production and installation of our energy storage solutions also involves the incurrence of various project costs and can entail project modifications, typically in the form of change orders. We have policies and procedures regarding approval of project costs and modifications. In connection with our operating history and our recent significant growth, we have in the past experienced and may in the future experience incurrence of project costs in excess of those budgeted. In addition, disagreements with our customers and suppliers have arisen and may in the future arise with respect to project schedules, other customer contractors, work, and modifications, which can result in the need to find different suppliers, loss of future business, additional costs to us and not fully realizing the anticipated profit from the project.
In addition, the successful commissioning of our energy storage products and solutions is dependent upon the availability of and timely connection to the local electric grid. Our customers has in the past and may in the future be unable to timely obtain the required consent and authorization of local utilities to ensure successful interconnection to energy grids to enable the successful discharge of energy, if at all. For example, although FERC issued Order 2023 in July 2023, which is intended to speed up the process of connecting new energy projects to the grid due to the backlog of interconnection requests, there continues to be a build up of renewables projects awaiting approval in the United States. Any delays in our customers’ ability to connect with utilities, delays in the performance of installation-related services, or poor performance of installation-related services may have an adverse effect on our business and results of operations and could cause our results to vary materially from period to period.
The sales and installation cycle of our energy storage solutions is lengthy, and if we fail to close sales on a regular and timely basis, it could adversely affect our business, financial condition, and results of operations.
Our sales and installation cycle is lengthy and may vary considerably on a project by project basis and across regions. In order to make a sale, we must often provide a significant level of education upfront to prospective customers regarding the use and benefits of our energy storage solutions and services which may take management time and resources from other matters. The period between initial discussions with a potential customer and the sale of an energy storage solution typically depends on a number of factors, including the potential customer’s budget and decision as to the type of financing it chooses to use, as well as the arrangement of such financing and any regulatory changes that may occur during the sales cycle. Prospective customers often undertake a significant internal evaluation process, which may further extend the sales cycle of our energy storage solutions. Because of the long sales cycle, we previously have and may in the future expend significant resources without having certainty of generating a sale. This lengthy sales cycle subjects us to a number of significant risks over which we have little or no control. If we are unsuccessful in closing sales after expending significant resources, our business, financial condition, and results of operations has in the past and in the future could be adversely affected.
Our energy storage solutions, including components thereof, and underlying technology as well as our digital application offerings could have undetected defects, errors, vulnerabilities, and bugs which could reduce market adoption, cause reputational damage, and expose us to legal claims that could materially and adversely affect our business.
The energy storage solutions we develop are complex and have in the past and may in the future contain bugs, vulnerabilities, as well as design and manufacturing-related defects and errors. While we have not historically manufactured batteries or other components of our energy storage solutions and have historically relied on our component suppliers and contract manufacturers to control the quality of such components; in September 2024, we initiated production of the Fluence-made battery modules at our contract manufacturing site in Utah. The Fluence-made battery modules will include a new technology agnostic battery management system that will allow Fluence to source battery cells from various battery OEMs for integration into the Fluence-made battery modules. As this is a new offering by the Company, there may be unique defects and errors in these Fluence-made battery modules that have not yet been identified as they have not yet been put into service on a customer site.
Defective and non-conforming products have a harmful impact on the operational reliability and certainty of our customer projects. Identification, mitigation and corrective actions are important considerations when managing the installation, construction, commissioning and servicing of our customer projects. We have from time to time discovered latent defects in the various component and contingent parts of our energy storage solutions and in the future we may face similar such defects. We have experienced a combination of design defects, defects in workmanship, production errors, and specification shortfalls. As we expand and grow with new stakeholders and technologies, we may face similar non-conformities that will require a collective approach with our suppliers and with our contract manufacturers, including for our Fluence-made battery modules.

While Fluence has implemented a robust quality control program to help prevent defects and other issues, there is no guarantee that defects will not exist within the various components and parts sourced from our suppliers or that arise during any manufacturing processes, including onsite at the Utah facility. Defects may occur in the future which may result in significant expenses or disruptions of our operations. We continue to evolve the features and functionality of our products and technology platforms through updates and enhancements, and as we do, we may introduce inadvertent additional defects or errors that may not be detected until after deployment. The uniqueness and complexity of our offerings often requires input from multiple stakeholders to detect, mitigate and correct any non-conformities, potentially resulting in extending time to fix. If we are unable to prevent or timely and effectively remedy errors, bugs, vulnerabilities, or defects in our offerings, we could potentially suffer reputational damage, increased costs, and potential impact to our customer relationships, any of which could adversely affect our business, prospects, financial condition, results of operations, and cash flows.

Due to the diverse and varied nature of our vendors, and their respective component and product inputs, our ability to seek recourse and recover actual costs and damages from any individual OEM may be limited relative to the potential loss or damages sustained by Fluence or its customers. The recourse Fluence has to any specific supplier may therefore be limited to their individual scope of supply. A defect in a supplier product, may have the potential to create losses for or impact on Fluence and its customer projects that are exponentially larger. Defects in design, failure to meet specifications and workmanship issues therefore have the potential to adversely affect customer satisfaction, market acceptance, and our business reputation. On rare occasions, lithium-ion batteries can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion batteries. Also, general negative public perception regarding the suitability of lithium-ion batteries for energy applications or any future incident involving lithium-ion batteries, such as a plant, vehicle or other fire, even if such incident does not involve Fluence, could adversely affect our business and reputation.
We may be subject, in the ordinary course of business, to losses resulting from products liability, accidents, acts of God, and other legal claims against us arising out of defects or errors in our energy storage solutions, services and digital application offerings. For example, on September 4, 2021, a 300 MW energy storage facility owned by one of our customers experienced an overheating event and the customer’s stated findings, if ultimately confirmed and proven, could relate to certain scopes of work for which Fluence or its subcontractors could be responsible. The customer’s stated findings, however, could also relate to certain scopes of work for which other parties were responsible and/or relate to other causes, including the design and installation of portions of the facility over which Fluence did not have responsibility or control. The customer has alleged that Fluence is liable for the incident but has not yet alleged a particular level of responsibility. Fluence has denied liability and cannot comment on the customer’s findings at this time. No formal legal proceedings have been commenced, but it is reasonably possible that litigation may result from this matter if a resolution cannot be achieved. To date, we do not believe that this incident has impacted the market’s adoption of our products.
In addition, our digital application offerings may also have bugs or defects incorporated therein and could experience a software anomaly, cybersecurity event, or unplanned downtime, that could result in an unexpected, material adverse event for customers, and may therefore damage our reputation, business, and future prospects.
Any defects or errors in our offerings, or the perception of such defects or errors, or other performance problems could result in any of the following, each of which could adversely affect our business, financial condition, and results of operations:
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
Although we have contractual protections, including indemnification, warranty disclaimers and limitation of liability provisions, in many of our agreements with customers, resellers, and other business partners, such protections may not be uniformly implemented in all contracts and, where implemented, may not fully or effectively protect from claims by customers, resellers, business partners, or other third parties. Any insurance coverage or indemnification obligations of suppliers may not adequately cover all such claims or cover only a portion of such claims. A successful product liability, warranty, or other similar claim could have an adverse effect on our business, financial condition, and results of operations. In addition, even claims that ultimately are unsuccessful could result in expenditure of funds in litigation, divert management’s time and other resources, and cause reputational harm as well as lead to potential loss of existing or future customers. .

Our energy storage products and solutions, which are complex, could contain defects, or may not operate at expected performance levels, which may cause us to incur warranty expenses beyond current estimates and could adversely affect our business and results of operations.

We offer standard limited assurance type product warranties, as well as extended service type warranties. Our limited warranties cover defects in materials and workmanship of our products for normal use and service conditions typically between one and five years following commercial operation date or substantial completion depending on the contract. As a result, we bear the risk of warranty claims long after we have sold the product and recognized revenue. Our estimated costs of warranty for previously sold products may change to the extent future products may not be compatible with earlier generation products under warranty. Furthermore, as we are in a evolving, nascent industry, there is a degree of uncertainty regarding estimated warranty costs due to limited data. We ourselves have a relatively limited operating history as an independent entity and therefore must project how our solutions will perform over the estimated warranty period and the estimated reserve may have material changes. In addition, under real world operating conditions, which may vary by location and design, as well as environmental conditions, our product may perform in a different way than under standard test conditions or other failure data sets. We depend significantly on our reputation for safety and reliability and high-quality products and services, exceptional customer service, and our brand name to attract new customers and maintain our current customers, and grow our business. If our products and services do not perform as anticipated or we experience unexpected reliability problems or widespread product failures, our brand and market reputation could be significantly impaired and we may lose, or be unable to gain or retain, customers which could impact our business and results of operations.

We have been required to make assumptions and apply judgments, including the durability and reliability of our products, regarding their performance over the estimated warranty period and our anticipated rate of warranty claims. Our assumptions could prove to be materially different from the actual performance of our products, causing us to incur substantial expense to repair or replace defective products in the future. An increase in our estimates of future warranty obligations due to product failure rates, field service obligations, and rework costs incurred in correcting product failures could cause us to increase the amount of warranty obligations and may adversely impact on our results of operations. If our warranty reserves are inadequate to cover future warranty claims on our energy storage products, our financial condition and results of operations will be adversely affected. Warranty reserves include our management’s best estimates of the projected costs to repair or to replace items under warranty, which is based on estimated failure rates. Such estimates are inherently uncertain and changes to our historical or projected experience, especially with respect to energy storage products solutions are still in development and which we expect to produce at significantly greater volumes than our past products, may cause material changes to our warranty reserves in the future.

We are exposed to fluctuations in currency exchange rates, which could negatively affect our operating results.
The Company enters into contracts for energy storage projects globally, which may be denominated in foreign currencies, such as the Euro, the Pound, the Australian Dollar, and the Canadian Dollar, and are therefore subject to fluctuations due to changes in foreign currency exchange rates. In particular, geopolitical instability and fiscal and monetary policies have caused in the past, and may in the future cause, significant volatility in currency exchange rates. If our exposure to currency fluctuations increases and we are not able to successfully hedge against all, if any, of the risks associated with currency fluctuations, our operating results could be adversely affected. Furthermore, such currency fluctuations may also adversely impact our ability to accurately predict our future financial results. Therefore, from time to time, we seek to manage our exposure to foreign currency risk relating to these cash flow projects through entering into different types of hedging arrangements designed to reduce such risk exposure. However, there can be no assurance that our hedging activities will successfully reduce our risk exposure. In addition, there may be unforeseen events affecting our business that could lead us to be long in positions that we did not anticipate when such hedging transactions were put into place which in turn could lead to adverse effects on our financial position.
Our current and planned foreign operations expose us to additional business, financial, regulatory, geopolitical, and other related risks which may have a material adverse effect on our business.
We offer and sell our energy storage solutions, services, and digital application offerings globally and have operations in a number of different countries, including, but not limited to, the United States, the United Kingdom, multiple European Union countries, Chile, Australia, Taiwan, India, Canada, Singapore, and the Philippines and may in the future, evaluate and take advantage of opportunities to expand into new geographic markets. We also may from time to time engage in acquisitions of businesses or product lines in those geographic markets we currently are in or in other geographic markets that we have not yet penetrated.

Operating globally requires significant resources and management attention and subjects us to business, financial, regulatory, geopolitical, and other related risks. In particular, our international operations and the markets in which we operate or that we may operate in in the future expose us to risks, including:
•compliance with multiple, potentially conflicting and changing laws, regulations, and permitting processes, including trade, labor, environmental, health, safety, banking, employment, privacy and data protection laws and regulations, as well as tariffs, export quotas, customs duties, and other trade restrictions;
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
•restrictions on the repatriation of earnings;
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
If we are unable to successfully control, influence, or predict these risks, they could have a material adverse effect on our business, financial position, results of operations and liquidity.
Amounts included in our pipeline and contracted backlog may not result in actual revenue or translate into profits.
Information about our pipeline and contracted backlog included in this Annual Report and our other public disclosures is based on numerous assumptions and limitations, calculated using our internal data which may not provide an accurate indication of our future or expected results as we cannot guarantee that our pipeline or contracted backlog will result in actual revenue in the originally anticipated period, if at all, or will result in meaningful revenue or profitability. Our customers operate in an evolving, nascent industry and have based their commitments to us on assumptions about future energy prices, demand levels, and current and anticipated regulatory regimes and tax incentives, including those currently anticipated under the IRA, among other factors. Further, certain customers may need to obtain financing to fulfill their commitments to us. If the market does not grow as expected, the regulatory environment changes, including potential impacts to tariffs or to the IRA, or customers fail to obtain and maintain necessary levels of financial backing, our pipeline may be adversely affected and customers may fail to satisfy their minimum purchase commitments to us and we would fail to realize our contracted backlog. Furthermore, our pipeline or contracted backlog may not generate margins equal to historical operating results or to the expected level guided to by management. We have only tracked our pipeline and contracted backlog on a consistent basis for a relatively short period of time, and as a result, we do not have significant experience in determining the level of realization that we will achieve on these contracts. Our customers may experience delays that could result in project delays or cancelled orders as a result of external market factors and economic or other factors beyond our control. If our pipeline or contracted backlog fails to result in revenue as anticipated or in a timely manner, we could experience a reduction in revenue, profitability, and liquidity. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Metrics” for additional information regarding our pipeline and contracted backlog.

As part of growing our business, we have in the past made acquisitions and expect to continue to evaluate acquisitions into the future. If we fail to successfully select, execute, or integrate our acquisitions, then our business and operating results could be adversely affected and our stock price could decline.
We continuously evaluate potential acquisitions to add new product lines and technologies, gain new sales channels, enter into new sales territories, and expand our market share. For example, in 2022, we acquired Fluence Nispera and in 2020, we acquired a software and digital intelligence platform, which has become Fluence Mosaic. Acquisitions involve numerous risks and challenges, including but not limited to the following:
•integrating the companies, assets, systems, internal controls, products, sales channels, and personnel that we acquire;
•inability to successfully manage acquisition-related strain on our management, operations and financial resources;
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
•inability to realize the anticipated benefits of or successfully integrate with our existing business the businesses, products, technologies, or personnel that we acquire;
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

Our customer relationships, business, financial results, and reputation may be adversely impacted due to events and incidents relating to storage, delivery, installation, operation, maintenance, and shutdowns of our energy storage solutions.
Our customer relationships, business, financial results, and reputation may be adversely impacted due to events and incidents relating to storage, delivery, installation, operation, and shutdowns of our energy storage solutions, including events and incidents outside of our control. We are subject to various risks as a result of the size, weight, technology, and sophisticated nature of our energy storage solutions, including exposure to production, delivery, supply chain, inventory, installation, and maintenance issues. Such issues may, and from time to time have, result in financial losses, including losses resulting from our failure to deliver or install our energy storage solutions on a contractually agreed timeframe, or losses resulting from agreed warranty or indemnity terms. Furthermore, issues and incidents involving our customers or their facilities at which our energy storage solutions are located, including damage from fires, whether or not attributable to our energy storage solutions, has had and may in the future have an adverse effect on our reputation and customer relationships and has and may in the future lead to litigation. Any of these developments could have a material adverse effect on our business, financial condition, and results of operations.
Actual or threatened health epidemics, pandemics, or similar public health threats, such as the COVID-19 pandemic, have had and could in the future have a material adverse effect on our business, outlook, financial condition, results of operations, and liquidity.
The global markets in which we operate were impacted by the COVID-19 pandemic and could in the future be adversely affected by COVID-19 or other health pandemics, epidemics, or similar public health threats. For example, in fiscal years 2021 and 2022, as a result of the COVID-19 pandemic, our ground operations at project sites, our manufacturing facilities, and our suppliers and vendors were disrupted by worker absenteeism, quarantines, shortage of COVID-19 test kits, and personal protection equipment for employees, office and factory closures, disruptions to ports and other shipping infrastructure, and other travel and health-related restrictions. Additionally, we saw COVID-19 driven lockdowns in key areas for our battery suppliers, such as China, that resulted in our battery suppliers issuing delay notices to us. Due to the delays from our battery suppliers, some of our intended projects were delayed, resulting in lower revenue recognition. Additionally, some of our projects that were delayed because of COVID-19 supply chain disruptions also incurred liquidated damages payable to our customers resulting in decreased profitability. If our ground operations at project sites, our manufacturing facilities and our suppliers or vendors are so affected in the future, our supply chain, manufacturing and product shipments may be delayed, which could adversely affect our business, operations, and customer relationships.
We have encountered and could encounter in the future project delays and resulting liquidated damages claims from customers due to impacts arising from or related to actual or threatened health epidemics, pandemics, similar public health threats on suppliers, customers, or others. The duration and intensity of these potential impacts and resulting disruption to our operations is uncertain and continues to evolve. The extent to which these events may impact our business will depend on future developments, which are highly uncertain and cannot be predicted at this time. Accordingly, to the extent any such actual or threatened health epidemics, pandemics, or similar public health threat arises, management will monitor the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce.
The scope and duration of a pandemic, epidemic, or other similar public health threat, including any future resurgences, the pace at which government restrictions, if any, are implemented to contain a virus and then lifted, the impact on our customers and suppliers, the speed and extent to which markets recover from the disruptions caused by a pandemic, epidemic, or other similar public health threat, and the impact of these factors on our business will depend on future developments that are highly uncertain and cannot be predicted with confidence. The impact of a pandemic, epidemic, or other similar public health threat may also exacerbate other risks discussed herein, any of which could have a material adverse effect on our business, results of operations, or financial condition.
We may not be able to obtain letters of credit, surety bonds, or other financial assurances for our projects, if and when needed on favorable terms, if at all, and we may not have sufficient liquidity to satisfy any indemnification obligations thereunder.
Certain of our projects require that we issue letters of credit, surety bonds, or other financial assurances to our customers in order to secure advance payments or guarantee performance under our contracts. Our continued ability to obtain surety bonds, letters of credit, or other financial assurances will depend on our capitalization, working capital, and financial performance. Our ability to issue letters of credit is dependent upon the availability of adequate credit issued by our banks and could be negatively impacted by our compliance with our financial covenants under our current credit agreement and any future debt agreements. Future compliance with such financial covenants may be affected by factors beyond our control, including general or industry-specific economic downturns. With respect to letters of credit under our 2024 Revolver, any advance in the event of non-performance under a contract would become a direct obligation of ours and would reduce our cash. With respect to surety bonds, payments by a surety pursuant to a bond in the event of non-performance are subject to reimbursement to the surety by us under a general indemnity agreement. Such indemnification obligations may include the face amount of the surety bond, or portions thereof, as well as other reimbursable items such as interest and certain investigative expenses and legal fees of the surety. Such indemnification obligations would require us to use our cash, cash equivalents or short-term investments, and we may not have sufficient liquidity to satisfy such indemnification obligations. When a contract is complete, the contingent obligation terminates, and letters of credit, surety bonds, or other financial assurances are returned and terminated. We can provide no assurances that necessary letters of credit, bonding capacity, or other financial assurances will be available to support all, if any, future project requirements or that we will have sufficient liquidity to satisfy any future indemnification obligations relating to these surety bonds.

Risks Related to Our Industry

If renewable energy technologies are not suitable for widespread adoption or sufficient demand for our offerings does not develop or takes longer to develop than we anticipate, our sales may decline, and we may be unable to achieve or sustain profitability.
The market for renewable, distributed energy generation is emerging and rapidly evolving, and its future success and trajectory is uncertain and subject to a number of risks. If renewable energy generation proves unsuitable for widespread commercial deployment or if demand for our energy storage solutions, software-enabled services, and digital application offerings fails to develop as currently anticipated, our revenue, market share, and our ability to achieve and/or sustain profitability may be adversely affected.

Many factors may influence the widespread adoption of renewable energy generation and demand for our offerings, including, but not limited to, the cost-effectiveness of renewable energy technologies as compared with conventional and competitive technologies, the performance and reliability of renewable energy products as compared with conventional and non-renewable products, fluctuations in economic and market conditions that impact the viability of conventional and competitive alternative energy sources, increases or decreases in the prices of oil, coal and natural gas, continued deregulation of the electric power industry and broader energy industry, policy priorities of different political administrations at the international, federal, state and local level, including the scope of governmental regulations regarding renewable energy generation, and the availability or effectiveness of government subsidies and incentives, including from the IRA. The growth of renewable energy generation is relevant to the demand for energy storage because increases in intermittent solar and wind power in many jurisdictions have spurred the demand for energy storage to help maintain reliability and support the integration of solar and wind power into the electrical grid.

The growth and profitability of our business is largely dependent upon the continued decline in the overall cost of battery storage. Over the last decade the cost of battery storage products, particularly lithium-ion based battery storage products, have declined significantly. This lower cost has been driven by advances in battery technology, maturation of the battery supply chain, the scale of battery production by the leading manufacturers, and other factors. The growth of sales of our energy storage solutions and related services is dependent upon the continued decrease in the price and efficiency of battery storage products of our component OEM suppliers. In fiscal year 2022, we saw battery prices increase for the first time and as a result, we had to evolve and adopt a different contracting strategy to ensure preservation of margin in such instance but since then, battery prices have decreased during fiscal year 2023 and 2024. If for any reason going forward our component OEM suppliers are unable to continue to reduce the price of their components, including, but not limited to batteries, our business and financial condition may be negatively impacted. Additionally, we believe the growth and profitability of our business is increasingly reliant on U.S. domestic supply chains that are just beginning commercial operations. Delays in the construction of these U.S. domestic supply chains or unanticipated increased costs relating to such supply chains could cause delays to our projects and could result in lower sales, profitability, and potentially canceled contracts. This could harm our relationships with our customers if projects are delayed.

If the estimates and assumptions we use to determine the size of our total addressable market are inaccurate, our future growth rate may be affected, and the potential growth of our business may be limited.
Market estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate. Even if the markets in which we compete meet our size estimates and forecasted growth, our business could fail to grow at similar rates, if at all. The assumptions relating to our market opportunities include, but are not limited to, the following: (i) according to BloombergNEF, global energy storage capacity grew 63% per annum between 2015 and 2020 based on the Energy Storage Market Outlook dated October 2022 and based on the Energy Storage Market Outlook dated November 2024, BloombergNEF estimates that the global utility scale market, excluding China, will add approximately 2,529 GWh between 2024 and 2035; (ii) declines in overall lithium-ion battery costs and in the cost of renewable generation; (iii) growing demand for renewable energy; (iv) anticipated increased demand for electricity, and (v) increased complexity of the electrical grid. Our market opportunities are also based on the assumption that our existing and future offerings will be more attractive to our customers and potential customers than competing products and services. If these assumptions prove inaccurate, our business, financial condition, and results of operations could be adversely affected. For more information regarding our estimates of market opportunity and the forecasts of market growth included herein, see the section entitled Part I, Item 1. “Business.”

The economic benefit of our offerings to our customers depends on the cost of electricity available from alternative sources, including local electric utility companies, which cost structure is subject to change.

The economic benefit of our energy storage solutions to our customers includes, among other things, the benefit of reducing such customers’ payments to the local electric utility company. The rates at which electricity is available from a customer’s local electric utility company is subject to change and any changes in such rates may affect the relative benefits of our energy storage products. Factors that could influence these rates include the effect of energy conservation initiatives that reduce electricity consumption, construction of additional power generation plants (including nuclear, coal, or natural gas), and technological developments by others in the electric power industry. Further, the local electric utility may impose “departing load,” “standby”, or other charges on our customers in connection with their acquisition of our energy storage products, the amounts of which are outside of our control and which may have a material impact on the overall economic benefit of our energy storage products to and cost analysis for our customers of our energy storage products. Changes in the rates offered by local electric utilities and/or in the applicability or amounts of charges and other fees imposed by such utilities on customers acquiring our energy storage products has and could in the future adversely affect the demand for our energy storage products.

Macroeconomic uncertainty and market conditions may adversely affect our industry, business, and financial results.
Our business depends on the overall demand for our solutions, services, and digital application offerings and on the economic health and willingness of our customers and potential customers to make capital commitments to purchase our energy storage solutions, services, and digital applications. Macroeconomic or market uncertainty, including increased interest rates, high inflation, or expectations regarding future interest rate cuts by the U.S. Federal Reserve, may cause, and has caused, customers to delay purchasing our energy storage solutions and services or not purchase at all.
Macroeconomic uncertainty or weakness could result in:
•reduced demand for our solutions, services, and digital offerings as a result of constraints on spending by our customers or changes in contracting behavior by customers;
•decreased ability to forecast operating results and make decisions about budgeting, planning, and future investments;
•business and financial difficulties faced by our suppliers, distributors or other partners, including impacts to material costs, sales, liquidity levels, ability to continue investing in their businesses, ability to import or export goods, ability to meet development commitments, and manufacturing capability;
•increased overhead and production costs as a percentage of revenue; and
•reductions in anticipated order intake and pipeline and other operating metrics.

In addition, adverse economic conditions may increase in likelihood, magnitude or duration of the impact of certain other risks associated with our business, discussed herein.

An increase in interest rates or a reduction in the availability of tax equity, project debt capital, or project financing in the global financial markets could make it difficult for end customers to finance the cost of a battery energy storage system and could reduce the demand for our energy storage solutions.

Many end users depend on financing to fund the initial capital expenditure required to purchase our energy storage solutions as a result of the significant up-front costs. Customers’ ability to attract third-party financing depends on many factors that are outside of our control, including the ability of third parties to utilize tax credits and other government incentives, including under the IRA, interest rate and/or currency exchange fluctuations, their perceived creditworthiness, and the condition of credit markets generally. As a result, an increase in interest rates or a reduction in the supply of project debt, project finance, or tax equity financing could reduce the number of customer projects that receive financing or otherwise make it difficult for our customers or their customers to secure the financing necessary to construct a renewable energy system on favorable terms, or at all, and thus lower demand for our products, which could limit our growth or reduce our net sales. In addition, we believe that a significant percentage of end-users construct renewable energy storage systems as an investment, funding a significant portion of the initial capital expenditure with financing from third parties. An increase in interest rates could lower an investor’s return on investment, increase equity requirements, or make alternative investments more attractive relative to our energy storage solutions and, in each case, could cause these end users to seek alternative investments, which would have an adverse impact to our business and results of operations.
Revenue from any projects we support may be adversely affected if there is a decline in public acceptance or support of renewable energy, or regulatory agencies, local communities, or other third parties delay, prevent, or increase the cost of constructing and operating customer projects.
Certain persons, associations, and groups could oppose renewable energy projects in general or our customers’ projects specifically, citing, for example, misuse of water resources, landscape degradation, land use, food scarcity or price increase, and harm to the environment. Moreover, regulation may restrict the development of renewable energy plants or facilities in certain areas. In order to develop a renewable energy project, our customers are typically required to obtain, among other things, environmental impact permits and other authorizations and building permits, which in turn require environmental impact studies to be undertaken and public hearings and comment periods to be held during which any person, association, or group may oppose a project. Any such opposition may be taken into account by government officials responsible for granting the relevant permits, which could result in the permits being delayed or not being granted or being granted solely on the condition that our customers carry out certain corrective measures to the proposed project, and opposition to a project could lead to legal challenges by opponents to an agency’s approval of the project permits.
Severe weather events, including the effects of climate change, are inherently unpredictable and may have a material adverse effect on our financial results and financial condition.
Our business, including our customers and suppliers, may be exposed to severe weather events and natural disasters, such as tornadoes, tsunamis, tropical storms (including hurricanes), earthquakes, windstorms, hailstorms, heat waves, floods, droughts, severe thunderstorms, wildfires, and other fires, which could cause operating results to vary significantly from one period to the next. We may incur losses in our business in excess of: (1) those experienced in prior years, (2) the average expected level used in pricing, or (3) current insurance coverage limits. The incidence and severity of severe weather conditions and other natural disasters are inherently unpredictable. Climate change is increasing and is expected to continue to increase the frequency and severity of certain natural events, such as tornadoes, hurricanes, wildfires, flooding, droughts, hail and ice, extreme temperatures, wind and thunderstorm events as well as subsequent events such as landslides in certain geographies. Climate change may also result in chronic physical changes, such as changes to temperature or precipitation patterns or rising sea levels that may also adversely impact the suitability of certain project sites, decrease the availability of water or otherwise disrupt our supply chain and operations, or otherwise adversely impact our business. Evolving market conditions, shift in global policy on climate change, and the increase in frequency and impact of extreme weather events on critical infrastructure globally as a result of climate change have the potential to disrupt our business, the business of our suppliers and the business of our customers, and may cause us to experience higher attrition, losses and additional costs to maintain or resume operations. Additionally, climate change may adversely impact the demand, price, and availability of insurance that may be available to us and to our customers at project sites. While we may take various actions to mitigate our business risks associated with climate change, this may require us to incur substantial costs and may not be successful, due to, among other things, the uncertainty associated with the longer-term projections associated with managing climate risks.
Increasing attention to, and evolving expectations regarding, ESG matters may impact our business and reputation.
Companies across industries are facing increasing scrutiny from a variety of stakeholders related to their ESG and sustainability practices. Expectations regarding voluntary ESG initiatives and disclosures may result in increased costs (including but not limited to increased costs related to compliance, stakeholder engagement, contracting, and insurance), changes in demand for certain products, enhanced compliance or disclosure obligations, or other impacts to our business, financial condition, or results of operations.
While we have in past engaged, and expect in future to continue to engage, in voluntary initiatives (such as voluntary disclosures, certifications, or goals, among others) to improve the ESG profile of our Company and/or products or to respond to stakeholder expectations, such initiatives may be costly and may not have the desired effect. Expectations around the Company’s management of ESG matters continues to evolve rapidly, in many instances due to factors that are out of our control. For example, we may engage in initiatives or make statements based on estimates, assumptions, methodologies, or third-party information that is subsequently determined to be inaccurate or to not align with best practices. Our approaches to such matters may evolve as well, and we cannot guarantee that our approaches will align with the expectations of any particular stakeholder. We may ultimately be unable to complete certain initiatives or targets, either on the timelines initially announced or at all, due to technological, legal, cost, or other constraints, which may be within or outside of our control. If we fail to, or are perceived to fail to, comply with or advance certain ESG initiatives (including the timeline and manner in which we complete such initiatives), we may be subject to various adverse impacts, including reputational damage and potential stakeholder engagement and/or litigation, even if such initiatives are currently voluntary. For example, there have been increasing allegations of greenwashing against companies making significant ESG claims due to a variety of perceived deficiencies in disclosure, methodology, or performance, including as stakeholder perceptions of sustainability continue to evolve. Companies, such as us, involved in the energy transition may be especially impacted by such criticisms, due to our efforts to position our business plan focusing on helping customers achieve sustainability-related goals and objectives.
We expect there will likely be increasing levels of regulation, disclosure-related and otherwise, with respect to ESG matters. For example, various policymakers, such as the SEC, the European Union, and the State of California, have adopted, or are considering adopting rules to require companies to provide significantly expanded climate- or other sustainability-related disclosures, which may require us to incur significant additional costs to comply, including the implementation of significant additional internal controls processes and procedures, and impose increased oversight obligations on our management and board of directors. Simultaneously, there are efforts by some stakeholders to reduce companies’ efforts on certain ESG-related matters. Both advocates and opponents to certain ESG matters are increasingly resorting to a range of activism forms, including media campaigns and litigation, to advance their perspectives. To the extent we are subject to such activism, it may require us to incur costs or otherwise adversely impact our business. This and other stakeholder expectations will likely lead to increased costs as well as scrutiny that could heighten all of the risks identified in this risk factor. Additionally, many of our customers and suppliers may be subject to similar expectations, which may augment or create additional risks, including risks that may not be known to us.

Risks Related to Our Financial Condition and Liquidity
Our current credit agreement imposes, and future debt agreements may impose, certain restrictions that may affect our ability to operate our business and make payments on our indebtedness.
We are party to the 2024 Credit Agreement (as defined herein), which contains covenants that, among other things, restrict our ability to incur additional indebtedness; incur liens; sell, transfer, or dispose of property and assets; invest; make dividends or distributions or other restricted payments; and engage in affiliate transactions. In addition, we are required to maintain minimum liquidity, minimum consolidated leverage ratio, and certain other financial requirements relating to the guarantor coverage test on certain applicable dates. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—2024 Credit Agreement” for further discussion of the 2024 Revolver. The 2024 Credit Agreement limits our ability to make certain payments, including dividends or distributions on Fluence Energy, LLC’s equity and other restricted payments, provided, however, that payments in respect of certain tax distributions under the Third Amended and Restated Limited Liability Company Agreement of Fluence Energy, LLC and certain payments under the Tax Receivable Agreement are permitted. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Tax Receivable Agreement” for further discussion of the Tax Receivable Agreement. Such restrictions may restrict our current and future operations, particularly our ability to respond to certain changes in our business or industry or take future actions, including raising additional debt or equity financing to operate during general economic or business downturns, to compete effectively, or to take advantage of new business opportunities.
Our ability to meet the restrictive covenants under the 2024 Credit Agreement may be impacted by events beyond our control. Our 2024 Credit Agreement and related security agreements provide that our breach or failure to satisfy certain covenants constitutes an event of default. Upon the occurrence of an event of default, our lenders could elect to declare all amounts outstanding under their debt agreements with us to be immediately due and payable. In addition, our lenders, to whom we granted a security interest in substantially all of our assets, would have the right to proceed against such assets we provided as collateral pursuant to the 2024 Credit Agreement and related security agreements. If our borrowings under our 2024 Revolver were to be accelerated, we may not have sufficient cash on hand or be able to sell sufficient collateral to repay outstanding borrowings or be able to borrow sufficient funds to refinance, which would have an immediate adverse effect on our business and operating results. Any such acceleration could potentially cause us to cease operations and result in a complete loss of your investment in our Class A common stock.
Moreover, the 2024 Revolver requires us to dedicate a portion of our cash flow from operations to interest payments and other fees, including relating to the issuance of letters of credit thereunder, thereby reducing the availability of cash flow to fund working capital, capital expenditures, and other general corporate purposes; increasing our vulnerability to adverse general economic, industry, or competitive developments or conditions; and limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate or in pursuing our strategic objectives.
We may not be able to raise additional capital to execute on our current or future business opportunities on favorable terms, if at all, or without dilution to our stockholders.
We may seek to raise funds from capital or debt financing, including potentially public and private stock offerings, borrowings under our existing or new credit facilities, or other sources, to execute on our current or future business strategies. Our capital requirements will depend on many factors, including:
•market acceptance of our solutions, services, and digital offerings;
•the revenue generated by sales of our solutions, services, and digital offerings;
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
•provide additional cash reserves to support our operations and growth;
•maintain appropriate product inventory levels;
•continue our research and development and protect our intellectual property rights;
•defend claims, in litigation, cooperate with governmental investigations, or otherwise;
•expand our geographic reach;
•commercialize our new products; and
•acquire companies, assets, and license products or intellectual property.
Such capital or financings may not be available on acceptable or commercially reasonable terms, if at all. Furthermore, if we issue equity or debt securities to raise additional capital, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences, and privileges senior to those of our existing stockholders. In addition, if we raise additional capital through collaboration, licensing, or other similar arrangements, it may be necessary to relinquish valuable rights to our products, potential products, or proprietary technologies, or grant licenses on terms that are not favorable to us. If we are unable to rely on our standalone credit quality or utilize such credit support tools like parent company guarantees, letters of credit, or surety bonds going forward, it may impact our ability to sell products or establish customer and supplier relationships going forward. If we cannot raise capital on acceptable terms, we may not be able to develop or enhance our product, service, and digital application offerings, execute our business plan, take advantage of future opportunities, or respond to competitive pressures, changes in our supplier relationships, or unanticipated customer requirements. Any of these events could adversely affect our ability to achieve our development and commercialization goals, which could have a material adverse effect on our business, results of operations, and financial condition.

Risks Related to Our Intellectual Property and Technology
If we are unable to obtain, maintain, and enforce adequate protection for our intellectual property or if the scope of our intellectual property protection is not sufficiently broad, others may be able to develop and commercialize technology and intellectual property substantially similar to ours, and our ability to successfully commercialize our technology or intellectual property may be adversely affected.
Our business depends on internally developed technology or other internally developed intellectual property, including software, databases, systems, confidential information, and know-how, the protection of which is crucial to the success of our business. We rely on a combination of patent, trademark, trade-secret, copyright, and other intellectual property protection laws as well as internal confidentiality procedures and contractual provisions to establish, maintain, and protect our intellectual property rights in our internally developed technology and other intellectual property. However, our rights under these laws and agreements only afford us limited protection and the actions we take to establish, maintain, and enforce our intellectual property rights may not leave us free from adverse effects. We will, over time, take additional steps in protecting our intellectual property through growing our internal intellectual property team and through additional trademark, patent, and other intellectual property filings both in the United States and abroad that will be expensive and time-consuming. Effective intellectual property protection is expensive to develop and maintain and the aggregate costs of maintaining a portfolio of patents and registered copyrights and trademarks and trade secrets can be substantial, both in terms of initial and ongoing prosecution and maintenance requirements and the costs of enforcing and defending our rights. Despite our efforts to protect our intellectual property, these measures taken to date cannot guarantee us complete protection from our competitors or from other third parties attempting to copy, reverse engineer, or otherwise obtain and use our intellectual property. If we are unable to protect our intellectual property rights, our competitive position could be harmed, business opportunities and demand for our products, services and digital application offerings could decrease, and our business could be adversely impacted as third parties may be able to commercialize and use technologies, software products and intellectual property that are substantially the same as ours without incurring the development and licensing costs that we have incurred.
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
Additionally, monitoring unauthorized use of our intellectual property is cumbersome and costly and there is no guarantee that any steps taken to prevent misappropriation will be successful. In the future, we may seek to enforce our rights against potential infringers, however, the steps we have taken to protect our intellectual property rights still may not prevent actual infringement or misappropriation of our intellectual property. We may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. We may also have to resort to litigation to enforce our intellectual property rights, which could result in substantial costs and diversion of our resources.
Uncertainty may result from changes in intellectual property laws as a result of new legislation and from new interpretations of intellectual property laws by applicable courts and agencies throughout the world. Accordingly, despite our efforts, we may be unable to obtain and maintain the intellectual property rights necessary to provide us with a competitive advantage. Our failure to obtain, maintain, and enforce our intellectual property rights could therefore have a material adverse effect on our business, financial condition, and results of operations.
As a technology company selling commercial products, we run the risk of being sued by third parties for infringement, misappropriation, dilution, or other violation of their intellectual property or proprietary rights.
Technology, internet, advertising, and in general most companies involved with commercially selling products, frequently are subject to litigation based on allegations of infringement, misappropriation, dilution, or other violations of intellectual property rights. Some of these companies, including some of our competitors, as well as non-practicing entities, own or have rights to large numbers of patents, copyrights, trademarks, and trade secrets, which they may use to assert claims against us. For instance, the use of our technology to provide our offerings could be challenged by claims that such use infringes, dilutes, misappropriates, or otherwise violates the intellectual property rights of a third party. In addition, we may in the future be exposed to claims that content published or made available through our applications or websites violates third-party intellectual property rights.
As we face increasing competition and as a public company, the possibility of intellectual property right claims against us grows. Such claims and litigation may involve patent holding companies or other adverse intellectual property rights holders who have no relevant product revenue, and therefore our own pending patents and other intellectual property rights may provide little or no deterrence to these rights holders in bringing intellectual property right claims against us. Third parties may hold vast and/or undisclosed intellectual property rights that cover significant aspects of our technologies, content, branding, or business methods, and we cannot completely and consistently assure that we are not infringing or violating, and have not violated or infringed, any third-party intellectual property rights or that we will not be held to have done so or be accused of doing so in the future. We may not be aware of existing patents or patent applications that could be pertinent to our business as many patent applications are filed confidentially in the United States and are not published until 18 months following the applicable filing date. We expect that we may receive in the future notices that claim we or our customers using our energy storage solutions, services or digital applications, have infringed or misappropriated, other parties’ intellectual property rights, particularly as the number of competitors in our market grows and the functionality of applications amongst competitors overlaps.
Any claim that we have violated intellectual property or other proprietary rights of third parties, with or without merit, and whether or not it results in litigation, settlement out of court, or is determined in our favor, could be time-consuming and costly to address and resolve, and could divert the time and attention of management and technical personnel from our business and the day-to-day operations. Furthermore, an adverse outcome of a dispute may result in an injunction and could require us to pay substantial monetary damages, including treble damages and attorneys’ fees, if we are found to have infringed a party’s intellectual property rights. Any settlement or adverse judgment resulting from such a claim could require us to enter into a licensing agreement to continue using the technology, content, or other intellectual property that is the subject of the claim; restrict or prohibit our use of such technology, content, or other intellectual property; require us to expend significant resources to redesign our technology or solutions; and require us to indemnify third parties. Royalty or licensing agreements, if required or desirable, may require significant royalty payments and other expenditures, or, they may be unavailable on commercially reasonable terms that are acceptable to us, or at all. We may also be required to develop alternative non-infringing technology, which could require significant time and expense and diversion of resources. There also can be no assurance that we would be able to develop or license suitable alternative technology, content, or other intellectual property to permit us to continue offering the affected technology, content, or services to our customers. If we cannot develop or license technology for any allegedly infringing aspect of our business, we would be forced to limit our offerings and may be unable to compete as effectively, if at all. Any of these events could materially harm our business, financial condition, and results of operations.
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
As the geographic scope of our business expands, we will need to consider protecting our proprietary technology and other intellectual property in an increasing number of jurisdictions, a process that is expensive and may not be successful, and accordingly we may choose not to do so in every location. Filing, prosecuting, maintaining, defending, and enforcing intellectual property rights on our products, services, digital applications, and technologies in all countries throughout the world could be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. We do not own and have not registered or applied for intellectual property registrations in all countries outside the United States. Competitors may use our technologies in jurisdictions where we have not obtained protection to develop their own products, services, digital applications, and technologies and, further, may export otherwise violating products and services to territories where we have protection but enforcement is not as strong as that in the United States. These products, services, digital applications, and technologies may compete with our products, services, digital applications, and technologies, and we may not be effective or sufficient at preventing them from competing. In addition, the laws of some foreign countries do not protect certain proprietary and intellectual property rights to the same extent as the laws of the United States, and many other companies have encountered significant challenges in establishing and enforcing certain of their proprietary and intellectual property rights outside of the United States. These challenges can be caused by the absence or inconsistency of the application of rules and methods for the establishment and enforcement of intellectual property rights outside of the United States. For instance, there is no uniform worldwide policy regarding patentable subject matter or the scope of claims allowable for business methods. As such, we cannot ascertain the degree of future protection that we will have on our technologies, products, services, and digital applications.
In addition, the legal systems of some countries, particularly developing countries, do not favor the enforcement of intellectual property rights to the same degree at the United States. This could make it difficult for us to stop the misappropriation, dilution, infringement, or other violation of certain of our intellectual property rights. Accordingly, we may choose not to seek protection in certain countries, and thus, we will not have the benefit of intellectual property protection in such countries. Proceedings to enforce our intellectual property rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business. In addition, our efforts to protect our intellectual property rights in such countries may be inadequate. Changes in the law and the interpretation thereof as well as legal decisions by courts in the United States and foreign countries may affect our ability to obtain, maintain, and enforce adequate intellectual property protection for our products, services, digital applications, and other technologies. Any of the foregoing could harm our competitive position, business, financial condition, results of operations, and prospects.
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

If our existing patents expire or are not maintained, or our pending patent applications are not granted or our patent rights are contested, circumvented, invalidated, or limited in scope, we may not be able to prevent others from selling, developing or exploiting competing technologies, products, services, or digital applications, which could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows.
There can be no assurance that our pending patent applications will issue as patents. Even if our patent applications result in issued patents, these patents may be contested, circumvented, or invalidated in the future. In addition, the rights granted under any issued patents may not provide us with adequate or complete protection or competitive advantages that we anticipate against competitors or other third parties. The claims under any patents that issue from our patent applications may not be broad enough to prevent others from developing competing technologies that are similar or that achieve results similar to ours. The intellectual property rights of others could also bar us from licensing and exploiting any patents that issue from our pending applications. There are a number of patents and pending patent applications owned by competitors that exist in the fields in which we have developed and are developing our technology. These existing patents and patent applications might have priority over our patent applications and could subject our patents to invalidation or our patent applications to rejection. Finally, in addition to patents with an earlier priority date and patent applications that were filed before our patent applications that may affect the likelihood of issuance of patents we are seeking, any of our existing or future patents may also be challenged by others on grounds that may render our patent applications or issued patents invalid or unenforceable. In addition, patents issued to us may be infringed upon or designed around by others which may adversely affect our business, prospects, and operating results.
Our business depends on our ability to implement improvements to and properly maintain and protect the continuous operation and data integrity of our technology infrastructure and other business systems and the inability to do so may have a material adverse effect on our reputation and harm our business prospects, financial conditions, and operating results.
Our business is highly dependent on maintaining effective information and operational technology systems as well as the integrity of the data we use to serve our customers and operate our business. Because of the large amount of data that we collect and manage, it is possible that hardware failures or errors in our systems could result in data loss or corruption or cause the information that we collect to be incomplete or contain inaccuracies that our customers or other partners may regard as significant. If our data were found to be inaccurate or unreliable due to fraud or other error, or if we, or any of the third-party service providers we engage, were to fail to maintain information systems and data integrity effectively, we could experience operational disruptions that may impact our operations and hinder our ability to provide services, establish appropriate pricing, establish reserves, report financial results timely and accurately and maintain regulatory compliance, among other things. If any such failure of our information technology systems or data integrity were to result in the theft, corruption or other harm to the data or operations of our customers, our ability to retain and attract partners or customers may be harmed.
We must continue to invest in long-term solutions that will enable us to anticipate customer needs and expectations, enhance the customer experience, act as a differentiator in the market, and protect against cybersecurity risks and threats. Despite implementation of reasonable security measures designed to prevent cybersecurity risks and threats, we are vulnerable to potential harm and damages from computer viruses, natural disasters, fire, power loss, telecommunications failures, personnel misconduct or theft, human error, unauthorized access, physical or electronic security breaches, cyber-attacks (including malicious and destructive code, misconfigurations, “bugs” or other vulnerabilities in commercial software that is integrated into our (or our suppliers’) IT systems, products, or services, social engineering attacks, phishing attacks, ransomware, and denial of service attacks), and other similar disruptions. Such harm, damages, attacks, or security breaches may be perpetrated by bad actors internally or externally (including computer hackers, persons involved with organized crime, or foreign state or foreign state-supported actors) and create risks that threaten the confidentiality, integrity, and availability for our (as well as our suppliers’ and our customers’) internal networks, IT infrastructure, and other business systems and the data and information they store and process. Additionally, we are unable to comprehensively apply patches or confirm that measures are in place to mitigate all such vulnerabilities, or that patches will be applied before vulnerabilities are exploited by a threat actor. Cybersecurity threat actors employ a wide variety of methods and techniques that are constantly evolving, increasingly sophisticated, and difficult to detect and successfully defend against, including artificial intelligence that circumvent security controls, evade detection and remove forensic evidence. Geopolitical tensions or conflicts, such as Russia’s invasion of Ukraine, and heightened tensions in the Middle East, may further heighten the risk of cyber-attacks. We have experienced such cybersecurity incidents in the past, and any future incidents could expose us to claims, litigation, regulatory or other governmental investigations, administrative fines, and potential liability. Moreover, while we have implemented remedial measures in response to such incidents, we cannot guarantee that such measures will prevent all incidents in the future. Any system failure, accident, or security breach could result in disruptions to our operations. A material breach in the security of our IT systems could include the theft of our trade secrets, customer information, human resources information, or other confidential data, including but not limited to personally identifiable information. Material breaches could also include denial of service attacks resulting in disruption to our or our supplier’s supply chain systems, or targeted attacks against the control plane of remotely serviced battery energy storage systems within our customers’ environments, resulting in operational disruption to energy storage or physical damage to batteries.
Although past incidents have not had a material effect on our business operations or financial performance, to the extent that any disruption or security breach results in the compromise of the control plane of one or more of our serviced customer sites, or a loss or damage to our data, or an inadvertent disclosure of confidential, proprietary personal, or customer information, it could cause significant damage to our reputation, affect our relationships with our customers and strategic partners, lead to claims against us from governments and private plaintiffs, and adversely affect our business. We cannot guarantee that future cyberattacks, if successful, will not have a material effect on our business or financial results.
In 2023, the SEC issued final rules related to cybersecurity risk management, strategy governance, and incident disclosure, which may further increase our regulatory burden and the cost of compliance in such events. In addition, many governments have enacted laws requiring companies to provide notice of cyber incidents involving certain types of data, including personal information. For example, laws in all 50 U.S. states and in the EU and UK may require businesses to notify regulators and/or individuals whose personal information has been impacted as a result of a data security breach. Complying with such numerous and complex regulations in the event of a data security breach would be expensive and difficult, and failure to comply with these regulations could subject us to regulatory scrutiny and additional liability. These laws may be subject to alterations and revisions, and if we fail to comply with our obligations under such laws in the jurisdictions in which we operate, we could be subject to regulatory action and lawsuits (including class actions). We may also have other obligations, for example, under contracts, to notify customers or other counterparties of a security incident, including a data security breach. Regardless of our contractual protections, if an actual or perceived cybersecurity breach of security measures, unauthorized access to our system or the systems of the third-party vendors that we rely upon, or any other cybersecurity threat occurs, we may incur liability, costs, or damages, contract termination, our reputation may be compromised, our ability to attract new customers could be negatively affected, and our business, financial condition, and results of operations could be materially and adversely affected. Any compromise of our security could also result in a violation of applicable domestic and foreign security, privacy or data protection, consumer protection, and other laws, regulatory or other governmental investigations, enforcement actions, and legal and financial exposure, including potential contractual liability. In addition, we may be required to incur significant costs to protect against and remediate damage caused by these disruptions or security breaches in the future. While we carry cyber insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on commercially reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim.
We utilize open-source software, which may pose particular risks to our proprietary software and solutions.
We use open-source software in our offerings and expect to continue to use open-source software in the future. Companies that incorporate open-source software into their solutions and offerings have, from time to time, faced claims challenging the use of open-source software and compliance with open-source license terms. Some licenses governing the use of open-source software contain requirements that we make available source code for modifications or derivative works we create based upon the open-source software, and that we license such modifications or derivative works under the terms of a particular open-source license or other license granting third parties certain rights of further use. By the terms of certain open-source licenses, we could be required to release the source code of our proprietary software, and to make our proprietary software available under open-source licenses to third parties at no cost, if we combine or distribute our proprietary software with open-source software in certain manners. Although we monitor our use of open-source software, we cannot assure you that all open-source software is reviewed prior to use in our solutions, that our developers have not incorporated open-source software into our solutions, or that they will not do so in the future. Additionally, the terms of many open-source licenses to which we are subject have not been interpreted by U.S. or foreign courts. There is a risk that open-source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market or provide our solutions as currently marketed or provided. Companies that incorporate open-source software into their products have, in the past, faced claims seeking enforcement of open-source license provisions and claims asserting ownership of open-source software incorporated into their product. If an author or other third party that distributes such open-source software were to allege that we had not complied with the conditions of an open-source license, we could incur significant legal costs defending ourselves against such allegations. In the event such claims were successful, we could be subject to significant damages or be enjoined from the distribution of our software. In addition, the terms of open-source software licenses may require us to provide source code that we develop using such open-source software to others on unfavorable license terms. As a result of our current or future use of open-source software, we may face claims or litigation, be required to release our proprietary source code, pay damages for breach of contract, re-engineer our solutions, discontinue making our solutions available in the event re-engineering cannot be accomplished on a timely basis, or take other remedial action. Any such re-engineering or other remedial efforts could require significant additional research and development resources, and we may not be able to successfully complete any such re-engineering or other remedial efforts. Further, in addition to risks related to license requirements, use of certain open-source software can lead to greater risks than use of third-party commercial software, as open-source licensors generally do not provide warranties or controls on the origin of software. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could have a negative effect on our business, financial condition, and results of operations.
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
We license certain intellectual property, including patents, technologies, and software from third parties and related parties, including AES and Siemens, that are important to our business, and in the future, we may enter into additional agreements that provide us with licenses to valuable intellectual property or technology. If we fail to comply with any of the obligations under our license agreements, we may be required to pay damages and the licensor may have the right to terminate the license. Termination by the licensor would cause us to lose valuable rights, and could prevent us from selling our products and services, or adversely impact our ability to commercialize current and future solutions and services. Our business would suffer if any current or future licenses terminate, if the licensors fail to abide by the terms of the license, if the licensors fail to enforce licensed patents against infringing third parties, if the licensed intellectual property is found to be invalid or unenforceable, if the licensed intellectual property expires or if we are unable to enter into necessary licenses on acceptable terms. In addition, our rights to certain intellectual property, technologies, and software, are licensed to us on a non-exclusive basis. The owners of these non-exclusively licensed technologies are therefore free to license them to third parties, including our competitors, on terms that may be superior to those offered to us, which could place us at a competitive disadvantage. Moreover, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights. In addition, the agreements under which we license intellectual property or technology from third parties are generally complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement. Any of the foregoing could harm our competitive position, business, financial condition, results of operations, and prospects.
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
Compromises, interruptions, and shutdowns of our systems, including those managed by third parties, whether intentional or inadvertent, could lead to delays in our business operations and, if significant or extreme, affect our results of operations.
From time to time, our systems require modifications and updates, including by adding new hardware, software, and applications, maintaining, updating, or replacing legacy programs, and integrating new service providers and adding enhanced or new functionality. There are inherent risks associated with modifying or replacing systems, and with new or changed relationships, including accurately capturing and maintaining data, realizing the expected benefit of the change, and managing the potential disruption of the operation of the systems as the changes are implemented. Potential issues associated with implementation of these technology initiatives has previously and could reduce the efficiency of our operations in the short term. The efficient operation and successful growth of our business depends upon functional and efficient systems, including our financial, information technology, operating, and other systems. The failure of our systems and related third-party systems we rely on to perform as designed, or our failure to implement and operate them effectively, could disrupt our business or subject us to liability and thereby may have a material adverse effect on our business, financial condition, results of operations, and prospects.
Risk Factors Related to Legal, Regulatory, and Compliance Matters
Existing electric utility industry policies and regulations, and any subsequent changes or new related policies and regulations, may present technical, regulatory, and economic barriers to the purchase and use of energy storage solutions or our digital offerings that may significantly reduce demand for our offerings or harm our ability to compete.
Federal, state, local, and foreign government regulations and policies concerning the broader electric utility industry, as well as internal policies and regulations promulgated by electric utilities and organized electric markets with respect to fees, practices, and rate design, can influence the market for energy storage products and services. These regulations and policies often affect electricity pricing and the interconnection of generation facilities, and can be subject to frequent modifications by governments, regulatory bodies, utilities, and market operators. For example, changes in fee structures, electricity pricing structures, regional market rules, system permitting, interconnection, and operating requirements can deter purchases of renewable energy products, including energy storage solutions, by reducing anticipated revenues or increasing costs or regulatory burdens for would-be system purchasers. The resulting reductions in demand for energy storage products could harm our business, prospects, financial condition, and results of operations.
On July 16, 2020, the Federal Energy Regulatory Commission (“FERC”) issued a final rule amending regulations that implement the Public Utility Regulatory Policies Act (“PURPA”). Among other requirements, PURPA mandates that electric utilities buy the output of certain renewable generators below established capacity thresholds. PURPA also requires that such sales occur at a utility’s “avoided cost” rate. FERC’s PURPA reforms include modifications (1) to how regulators and electric utilities may establish avoided cost rates for new contracts; (2) that reduce from 20 MW to 5 MW, the capacity threshold above which there is a rebuttable presumption that a renewable-energy qualifying facility has nondiscriminatory market access, thereby removing the requirement for certain utilities to purchase its output; (3) that require regulators to establish criteria for determining when an electric utility incurs a legally enforceable obligation to purchase from a PURPA facility; and (4) that reduce barriers for third parties to challenge PURPA eligibility. In general, FERC’s PURPA 2020 reforms have the potential to reduce prices for the output from certain new renewable generation projects while also narrowing the scope of PURPA eligibility for new projects. These effects could reduce opportunities for PURPA-eligible battery energy storage products, which could have a material adverse effect our business, prospects, financial condition, and results of operations.
In addition, there is an ongoing dispute regarding how to calculate the maximum net power production capacity for qualifying facilities under PURPA. Historically, FERC has looked at a facility’s net output, rather than total nameplate capability of a facility for purposes of PURPA eligibility. On appeal from a 2021 FERC order, the United States Court of Appeals for the D.C. Circuit upheld FERC’s approach to calculating capacity for PURPA eligibility, relying on Chevron deference, whereby courts may defer to an administrative agency’s reasonable statutory interpretation. In June 2024, the Supreme Court overturned the Chevron deference doctrine and found that courts should instead rely on their own statutory interpretations. The Supreme Court later directed the D.C. Circuit to reconsider its ruling on FERC’s approach to calculating capacity for PURPA eligibility. If the D.C. Circuit requires a different methodology to be used for determining qualifying facility eligibility under PURPA or whether qualifying facilities are eligible for certain exemptions under the Federal Power Act, facilities that are currently eligible for qualifying facility status or such exemptions could lose their status or exemptions. This change could also reduce demand for PURPA-eligible products and could harm our business, prospects, financial condition, and results of operations.
FERC is also taking steps to encourage the integration of new forms of generation into the electric grid and remove barriers to grid access, which could have positive impacts on the energy storage industry. For example, on July 28, 2023, FERC issued a final rule, designated as Order No. 2023, to reform procedures and agreements that electric transmission providers use to interconnect new generating facilities to the existing transmission system. If this final rule does not have its intended effect or if it is overturned on an appeal, this could negatively impact our business, prospects, and results of operations.
While we are generally not regulated as a utility or a broker-dealer, customers of our digital offerings may be regulated market participants. We could experience scrutiny from regulators on the provision of Fluence Mosaic bid recommendations to our customers and use of such application, the use of Fluence Nispera, and the related technologies by our customers.
Changes in other current laws or regulations applicable to us or the imposition of new laws, regulations, or policies in jurisdictions in which we do business could have a material adverse effect on our business, financial condition, and results of operations. Any changes to government, utility, or electric market regulations or policies that favor electric utilities or other market participants could reduce the competitiveness of battery energy storage products or our digital offerings and cause a significant reduction in demand for our products and services and adversely impact our growth. In addition, changes in export and import laws and implementing regulations may create delays in the introduction of new products in international markets, prevent our customers from deploying our products internationally or, in some cases, prevent the export or import of our products to certain countries altogether. Any such event could have a material adverse effect on our business, financial condition and results of operations.
Our business and customer demand for our offerings depends in part on government incentives and the reduction, elimination, or expiration of government incentives for, or regulations mandating the use of, renewable energy could reduce customer demand for energy storage solutions and lead to a loss of customers, which could lead to adverse effects to our business, operating results, and cash flows.
Federal, state, local, and foreign government bodies provide incentives to owners, end users, distributors, system integrators, and manufacturers of renewable energy products to promote renewable electricity in the form of rebates, tax credits, and other financial incentives. The range and duration of these incentives varies widely by jurisdiction. Our customers typically use our products for grid-connected applications wherein power is sold under a power purchase agreement or into an organized electric market. The reduction, elimination, or expiration of government incentives for grid-connected electricity may negatively affect the competitiveness of our offerings relative to conventional renewable sources of electricity and could harm or halt the growth of our industry and our business. These subsidies and incentives may expire on a particular date, end when the allocated funding is exhausted or be reduced or terminated as renewable energy adoption rates increase or as a result of legal challenges, the adoption of new statutes or regulations or changes to existing regulations, or the passage of time. Reductions or terminations of government incentives may occur without warning. There is no guarantee that such policies and incentives will continue to exist in current form, if at all. The reduction, elimination, or expiration of such incentives could reduce customer demand for our offerings, lead to a loss of customers and potential customer projects, and could harm our business, operating results, and cash flows.
In August 2022, the United States passed the IRA, which includes a number of government incentives that support the adoption of energy storage products and services and are anticipated to benefit the Company and its operations. As discussed above, before the enactment of the IRA, the Section 48 ITC did not apply to standalone energy storage projects. The IRA added Section 48(a)(3)(A)(ix) to create an ITC for standalone energy storage technology with a minimum capacity of 5 kWh. Energy storage installations that are placed in service after December 31, 2022 and begin construction prior to January 1, 2025, are entitled to the existing ITC under Section 48(a). To qualify for the ITC bonus rate of 30%, an energy storage project will need to satisfy the prevailing wage and apprenticeship requirements. If these requirements are not met, the project will be eligible only for a base rate of 6%. The existing energy ITC as well as the Production Tax Credit for renewable energy projects will be replaced by a Clean Electricity Investment Tax Credit (CEITC) or “tech neutral” regime, which is available for any investment in a qualified storage facility that is placed in service after calendar year 2024 (prevailing wage and apprenticeship requirements will still apply). The IRA also included bonus credits associated with the ITC and PTC, which are relevant to our business. To date, the IRA regulations, proposed regulations and/or guidance issued by the U.S. Department of Treasury and Internal Revenue Service associated with these various tax credits, including but not limited to the ITC/PTC, ITC/PTC domestic content bonus credit, ITC/PTC energy communities bonus credit, ITC/PTC prevailing wage and apprenticeship requirements, and manufacturing production tax credit have provided substantive clarity; however, there continues to be uncertainty on certain aspects or IRA guidance and/or regulation which have and could continue to cause our customers to delay projects as they navigate the existing guidance in qualifying for the tax credit and possibly wait for further clarity, thereby having a negative effect on our results of operations.
In addition, if we are unable to provide energy storage solutions that qualify for the U.S. domestic content requirements on the timeline and in such quantities that we currently anticipate while our competitors are able to do so, we might experience a decline in sales in the Americas region for our energy storage solutions. Other competitors may be able to build a more robust domestic supply chain than Fluence and be able to offer customers U.S. domestic content products in greater quantity and on a speedier timeline than we may be able to if our production of our battery modules in Utah is delayed or hindered or if our U.S. battery cell supply is delayed or hindered. Such impacts would adversely impact our results of operations as well as our brand.

The full impact of the IRA and its accompanying guidance on our operations cannot be known with certainty and we may not recognize the full extent of benefits we anticipate. We are continuing to evaluate the potential overall impact and applicability of the IRA on our business and operations. To the extent that any impacts from the IRA are less beneficial than anticipated or have a negative impact on us or our business or on our customers’ businesses, these changes may materially and adversely impact our business, financial condition, and results of operations. There is additional uncertainty on the future of certain of these incentives under the IRA as a result of the recent change in U.S. presidential administration. Such uncertainty could in itself adversely impact customer demand and our business and futures results of operations.
The international markets in which we operate or may operate in the future have or may in the future put in place policies to promote renewable energy, including energy storage. These incentives and mechanisms vary from country to country. In seeking to achieve growth internationally, we have and may make investments that, to some extent, rely on governmental incentives and support in a new market. We may not be able to optimize the benefits offered by these incentives or realize the growth that we expect from investments in the incentives, particularly in relation to competitors whose products might benefit disproportionately from these incentives. There is no assurance that these governments will continue to provide sufficient incentives and support to the energy storage industry and that the industry in any particular country will not suffer significant downturns in the future as the result of changes in public policies or government interest in renewable energy, any of which would adversely affect demand for our energy storage solutions and services.
Changes in the global trade environment, including the imposition of new tariffs or changes to existing tariffs, could adversely affect the amount or timing of our revenues, results of operations, and cash flows and could adversely impact our business overall.
Escalating trade tensions, particularly between the U.S. and China, have led and may continue to lead to increased tariffs and trade restrictions, including tariffs that may be applicable to certain materials and components used in our energy storage solutions. For example, in May 2024, the Biden administration announced a significant shift in the tariff framework for the energy storage industry. Under the new structure, the Section 301 tariff rate on lithium-ion non-EV batteries imported from China will increase from the current 7.5% to 25%, effective January 1, 2026. This change specifically targets "batteries" as defined by U.S. Customs and Border Protection, encompassing battery energy storage systems, modules, and certain types of cells. The tariff rate on battery "parts"–including separators, electrolytes, cans, and electrodes–will remain at its current 25% level. We may be materially adversely impacted by this tariff if we are not able to adapt our supply chain strategy to this change and face difficulties with increasing domestic production and in turn this may adversely impact our results of operations in the future. We may also face unanticipated costs in developing our domestic supply chain and increased competition for materials and components in the United States, which also would impact our business and results of operations.

Tariffs and the possibility of additional tariffs in the future like those described above have created uncertainty in the industry. If the price of energy storage systems increases, the use of energy storage systems could become less economically feasible and could reduce our gross margins or reduce the demand for energy storage solutions. Additionally, existing or future tariffs may negatively affect our customers, suppliers, and manufacturing partners. Such outcomes could adversely affect the amount or timing of our revenues, results of operations or cash flows, and continuing uncertainty could cause sales volatility, price fluctuations or supply shortages or cause our customers to advance or delay or cancel entirely their purchase of our energy storage solutions.
We cannot predict whether the countries in which our components and materials are sourced, or may be sourced in the future, will be subject to new or additional tariffs and trade restrictions imposed by the United States or other foreign governments, including the likelihood, type, effect, or magnitude of any such restrictions and their overall impact on our business and our operating results. We also may be unable to quickly and effectively react to such actions to mitigate impact to our business. The tariffs described above, the adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs, trade agreements or related policies have the potential to adversely impact our supply chain and access to equipment, and our costs and ability to economically serve certain markets. Any such cost increases or decreases in availability could slow our growth and cause our financial results and operational metrics to suffer. There is current uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, government regulations, and tariffs and we cannot predict whether, and to what extent, U.S. trade policies will change in the future, including as a result of changes by the incoming U.S. presidential administration.
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
Governmental agencies in the jurisdictions in which we and our affiliates do business, as well as the Organization for Economic Cooperation and Development (the “OECD”), have recently focused on issues related to the taxation of multinational business, including issues relating to “base erosion and profit shifting,” where profits are reported as earned for tax purposes in relatively low-tax jurisdictions or payments are made between affiliates in jurisdictions with different tax rates. The OECD has released several components of its comprehensive plan to create an agreed set of international rules for addressing base erosion and profit shifting, and governmental authorities from various jurisdictions (including the United States) continue to discuss potential legislation and other reforms, including proposals for global minimum tax rates. For example, the OECD agreed to a two-pillar approach to global taxation focusing on global profit allocation, referred to as Pillar One, and a global minimum corporate tax rate, referred to as Pillar Two. In December 2022, the EU agreed to implement the OECD’s global minimum corporate tax rate of 15% under Pillar Two, with a subset of the rules effective for tax periods beginning after January 2024, and the remaining rules becoming effective for tax periods beginning after January 2025, or in later periods. As this framework is subject to further negotiation and implementation by each member country, particularly Fluence’s headquarter country, the United States, the timing and ultimate impact of any such changes on our tax obligations is uncertain.
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
Due to the potential for changes to tax laws and regulations or changes to the interpretation thereof (including regulations and interpretations pertaining to recent tax reforms in the United States), the ambiguity of tax laws and regulations, the subjectivity of factual interpretations, the complexity of our intercompany arrangements, uncertainties regarding the geographic mix of earnings in any particular period, and other factors, our estimates of effective tax rate and income tax assets and liabilities are subject to change and our financial statements could be adversely affected, and the resulting impacts may vary substantially from period to period.
In particular, in the United States, there have been multiple significant changes recently proposed or enacted to the taxation of business entities (including the passing of the IRA and subsequent issuance of guidance thereto), including, among other things, implementing a 15% corporate minimum tax on book income of certain large corporations, a 1% excise tax on net stock repurchases after December 31, 2022, and several tax incentives to promote clean energy. We are still evaluating the impact these IRA-related tax incentives and the guidance thereto may have on our financial results. Additionally, we are currently unable to predict whether other proposed changes to tax laws will be enacted and, if so, when they would be effective or the ultimate impact on us or our business. To the extent that such changes have a negative impact on us or our business, these changes may materially and adversely impact our business, financial condition, and results of operations.
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
We are required to comply with federal, state, local, and foreign laws and regulations regarding the protection of the environment, health, and safety. We have in the past and may in the future incur expenses, or be subject to liability, related to the transportation, storage, or disposal of lithium-ion batteries, or other materials used in our products, including potential permitting obligations, operational requirements, or liabilities associated with the generation, handling, transport or disposal of hazardous materials or hazardous wastes, or associated with air emissions, greenhouse gas emissions, water quality discharges, or other environmental criteria. Adoption of more stringent such laws and regulations in the future, or increased enforcement of existing laws, could require us to incur substantial costs to come into compliance with these laws and regulations. In addition, violations of, or liabilities under, these laws and regulations may result in restrictions being imposed on our operating activities or in our being subject to adverse publicity, substantial fines, penalties, criminal proceedings, administrative enforcement actions or proceedings, third-party property damage or personal injury claims, cleanup costs, or other costs. Liability under these laws and regulations can be imposed on a joint and several basis and without regard to fault or the legality of the activities giving rise to the claim, including related to past or present contamination of the soil or groundwater associated with leased or owned real property. In addition, future developments such as more aggressive enforcement policies or the discovery of presently unknown environmental conditions may require expenditures that could have an adverse effect on our business, financial condition, and results of operations.
Additionally, most existing environmental laws and regulations preceded the introduction of energy storage technology and were adopted to apply to technologies existing at the time, namely large coal, oil, or gas-fired power plants. In many instances, our technology is moving faster than the development of applicable regulatory frameworks. In addition, future developments such as more aggressive enforcement policies or the discovery of presently unknown environmental conditions may require unforeseen expenditures. It is also possible that regulators could delay or prevent us from conducting our business in some way pending agreement on, and compliance with, shifting regulatory requirements. Such actions could delay the sale to and installation by customers of energy storage systems, require their modification or replacement, result in fines or trigger claims of performance warranties and defaults under customer contracts. Any of these developments could adversely affect our business, financial performance and reputation.
Failure to comply with data privacy and data security laws, regulations, and industry standards could have a material adverse effect on our reputation, results of operations, financial condition or have other adverse consequences.
We are subject to various laws, related regulations, and industry standards involving data privacy and information security. Such laws and regulations relating to data privacy and information security are continuously evolving and subject to potentially differing interpretations. These requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices. As a result, our practices may not have complied in the past or may not comply now or in the future with all such laws, regulations, requirements, and obligations.
In the United States, there are numerous federal and state data privacy and security laws, rules, and regulations governing the collection, use, storage, sharing, transmission, and other processing of data relating to an identifiable living individual or “personal information”, including federal and state data privacy laws, data breach notification laws, and consumer protection laws. Many state legislatures have adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security, and data breaches. Such legislation includes the California Consumer Privacy Act (“CCPA”), which created new consumer rights, and imposes corresponding obligations on covered businesses, relating to the access to, deletion of, and sharing of personal information collected by covered businesses, including California residents’ right to access and delete their personal information, opt out of certain sharing and sales of their personal information, receive detailed information about how their personal information is used and shared, and may restrict the use of cookies and similar technologies for advertising purposes. The CCPA also prohibits discrimination against individuals who exercise their privacy rights. Additionally, the California Privacy Rights Act (“CPRA”), was passed in California in November 2020 and became effective in July 2023 and effectively replaces and expands the scope of the CCPA. In particular, the CPRA restricts the use of certain categories of sensitive personal information that we handle; establishes restrictions on the retention of personal information; expands the types of data breaches subject to the private right of action; and establishes the California Privacy Protection Agency to implement and enforce the CPRA, as well as impose administrative fines. The CPRA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action has increased the likelihood of, and risks associated with, data breach litigation. It should be noted that as additional states adopt legislation modeled after California's CCPA and CPRA, the likelihood of encountering a fragmented regulatory landscape across the United States is increasing. We continue to monitor and implement necessary changes to address applicable data privacy regulations within the states, particularly in jurisdictions such as Virginia, Colorado, and Utah, where recent legislative updates have taken effect or will soon be implemented.
The enactment of the CCPA and CPRA is prompting a wave of similar legislative developments in other states in the United States, which creates the potential for a patchwork of overlapping but different state laws, reflecting a trend toward more stringent privacy legislation in the United States. Other states, such as New York and Massachusetts, have passed specific laws mandating reasonable security measures for the handling of personal information. Further, other U.S. states are considering such laws, and there remains increased interest at the federal level.
In Europe, we are subject to data protection laws such as the European Union General Data Protection Regulation 2016/679 and applicable national supplementing laws (“EU GDPR”) and the United Kingdom General Data Protection Regulation and Data Protection Act 2018 (“UK GDPR”), (the EU GDPR and UK GDPR together referred to as the “GDPR”). The GDPR imposes comprehensive compliance obligations regarding our processing of personal information, including a principle of transparency, accountability, and the obligation to demonstrate compliance through policies, procedures, training and audit, as well as requirements regarding cross-border transfers of personal information out of the European Economic Area (“EEA”) and the UK. In relation to such cross border transfers of personal information, we expect the existing legal complexity and uncertainty regarding international personal information transfers to continue. In particular, we expect the European Commission approval of the current EU-US Data Privacy Framework for data transfers to certified entities in the United States to be challenged and international transfers to the United States and to other jurisdictions more generally to continue being subject to enhanced regulatory scrutiny. As the regulatory guidance and enforcement landscape in relation to processing of personal information continue to develop, we could suffer additional costs, complaints and/or regulatory investigations or fines; we may have to stop using certain tools and vendors and make other operational changes; we may have to implement alternative data transfer mechanisms under the GDPR and/or take additional compliance and operational measures; and/or the manner in which we provide our services and our business, operations and financial condition could be adversely affected. Since we are under the supervision of relevant data protection authorities in both the EEA and the UK, we may be fined under both the EU GDPR and UK GDPR for the same breach.
We are also subject to evolving EEA and UK privacy laws on cookies, tracking technologies, and e-marketing. If the trend of increasing enforcement by regulators of the strict approach to opt-in consent for all but essential use cases, as seen in recent guidance and decisions, continues, and given the complex and evolving nature of EEA and UK privacy laws, this may lead to additional costs, require significant systems changes, may lead customers to demand certain standards due to strict privacy laws, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, and subject us to additional liabilities and there can be no assurances that we will be successful in our compliance efforts.
The foregoing laws, regulations, and industry standards may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment in resources to compliance programs, could impact strategies and availability of previously useful data, and could result in increased compliance costs and/or changes in business practices and policies. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any federal, state, or international privacy and security laws, regulations, industry standards, or other legal obligations relating to data privacy and information security could adversely affect our reputation, brand, and business, and may result in claims (including class actions), liabilities, regulatory investigations, enforcement notices, assessment notices (for a compulsory audit) proceedings or actions against us by governmental entities or others, or may require us to change our operations (including by ceasing or changing our data processing activities and applying serious additional controls). Any such claims, proceedings, or actions could hurt our reputation, brand and business, force us to incur significant expenses in defense of such proceedings or actions, distract our management, increase our costs of doing business, and result in the imposition of monetary penalties.
As we increasingly integrate emerging technologies such as artificial intelligence (AI) and machine learning into our operations, we face the risk associated with compliance of evolving and changing privacy regulations, such as the GDPR's principle of 'privacy by design.' Failure to quickly and appropriately incorporate such evolving regulatory requirements into the design and deployment of new technologies could result in significant compliance challenges, potential regulatory scrutiny, and the potential for increased liability. Furthermore, the rapid pace of technological advancement may outstrip our ability to adapt, thereby exposing us to the risk of operational inefficiencies, legal penalties, and reputational harm.
From time to time, we may be subject to legal proceedings, regulatory disputes, and governmental investigations and inquiries that could cause us to incur significant expenses, divert our management’s attention, and materially harm our business, financial condition, and operating results.

We have been and continue to be subject to claims, lawsuits, government investigations, including the ongoing SEC investigation, and other regulatory or legal proceedings that arise out of our operations and business and that cover a wide range of matters, including, among others, intellectual property matters, commercial and contract disputes, insurance and property damage claims, labor and employment claims, personal injury claims, product liability claims, environmental claims, and warranty claims. In addition, since we are marketing and selling our energy storage products in a nascent market, we have in the past needed and may in the future need to seek the amendment of existing regulations or, in some cases, the creation of new regulations, in order to operate our business in some jurisdictions. Such regulatory processes may require public hearings concerning our business, which could expose us to subsequent litigation. Generally, litigation, regulatory proceedings, and government investigations may be protracted and expensive, and may divert management attention and resources and the ultimate results may be difficult to predict. Certain of these matters may include speculative claims for substantial or indeterminate amounts of damages. Any of these actions could expose us to adverse publicity that could harm our reputation and operations and relationships with customers. Unfavorable outcomes or developments relating to proceedings to which we are a party or transactions involving our offerings, such as judgments for monetary damages, injunctions, or denial or revocation of permits, could have a material adverse effect on our business, financial condition, and results of operations. In addition, settlement of claims and outcomes of government investigations could materially adversely also affect our business, financial condition, and results of operations.

Risks related to Ownership of our Class A Common Stock
Certain provisions of Delaware law and antitakeover provisions in our organizational documents could delay or prevent a change of control.
Certain provisions of Delaware law, our amended and restated certificate of incorporation, amended and restated bylaws, and our Stockholders Agreement dated October 27, 2021 by and among Fluence Energy, LLC, Fluence Energy, Inc., and the Stockholders (as defined therein) (the “Stockholders Agreement”) may have an antitakeover effect and may delay, defer, or prevent a merger, acquisition, tender offer, takeover attempt, or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by our stockholders. These provisions provide for, among other things:
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
In addition, we have opted out of Section 203 of the General Corporation Law of the State of Delaware (“DGCL”), but our amended and restated certificate of incorporation provides that engaging in any of a broad range of business combinations with any “interested” stockholder (any stockholder with 15% or more of our voting stock) for a period of three years following the date on which the stockholder became an “interested” stockholder is prohibited, subject to certain exceptions.
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
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, and the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees, or stockholders.
Our amended and restated certificate of incorporation provides (A) (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, other employee, or stockholder of the Company to the Company or the Company’s stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws (as either may be amended or restated) or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware or (iv) any action asserting a claim governed by the internal affairs doctrine of the law of the State of Delaware shall, to the fullest extent permitted by law, be exclusively brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, the federal district court of the State of Delaware; and (B) the federal district courts of the United States shall, to the fullest extent permitted by law, be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Notwithstanding the foregoing, the exclusive forum provision shall not apply to claims seeking to enforce any liability or duty created by the Exchange Act. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation.

Our amended and restated certificate of incorporation provides that the doctrine of “corporate opportunity” does not apply with respect to any director or stockholder who is not employed by us or our subsidiaries.
The doctrine of corporate opportunity generally provides that a corporate fiduciary may not develop an opportunity using corporate resources, acquire an interest adverse to that of the corporation or acquire property that is reasonably incident to the present or prospective business of the corporation or in which the corporation has a present or expectancy interest, unless that opportunity is first presented to the corporation and the corporation chooses not to pursue that opportunity. The doctrine of corporate opportunity is intended to preclude officers or directors or other fiduciaries from personally benefiting from opportunities that belong to the corporation. Our amended and restated certificate of incorporation provides that the doctrine of “corporate opportunity” will not apply with respect to any of our Continuing Equity Owners, any of our directors who are employees or affiliates of the Continuing Equity Owners, or any director or stockholder who is not employed by us or our subsidiaries, except as provided in our amended and restated certificate of incorporation. Any of the foregoing persons therefore, has no duty to communicate or present corporate opportunities to us, and has the right to either hold any corporate opportunity for their (and their affiliates’) own account and benefit or to recommend, assign or otherwise transfer such corporate opportunity to persons other than us, including to any director or stockholder who is not employed by us or our subsidiaries, and will not be liable to us or to our stockholders for breach of any fiduciary duty by reason of any of these activities.
As a result, the Continuing Equity Owners, and any of our directors nominated by them that are not employed by us or our subsidiaries, are not prohibited from operating or investing in competing us in the energy storage business, including as a result of acquiring a company that operates an energy storage business. Due to the significant resources of our Continuing Equity Owners, including their intellectual property (all of which our Continuing Equity Owners retain and certain of which they license to us under applicable intellectual property license agreements), financial resources, name recognition and know-how resulting from the previous management of our business, our Continuing Equity Owners could have a significant competitive advantage over us should any of them decide to utilize these resources to engage in the type of business we conduct, which may in turn cause our operating results and financial condition to be materially adversely affected.

You may be diluted by future issuances of additional Class A common stock or LLC Interests in connection with our incentive plans, acquisitions, or otherwise; future sales of such shares in the public market, or the expectations that such sales may occur, could lower our stock price.
The sale of shares of our Class A common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our Class A common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
As of September 30, 2024, we had a total of 129,421,797 shares of Class A common stock outstanding. Of the outstanding shares, 63,254,327 shares held by public investors are freely tradable without restriction or further registration under the Securities Act. Any shares of Class A common stock held by our affiliates are eligible for resale pursuant to Rule 144 under the Securities Act, subject to the volume, manner of sale, holding period and other limitations of Rule 144.
In addition, we, Fluence Energy, LLC and the Founders are party to the Third Amended and Restated Limited Liability Agreement of Fluence Energy, LLC, dated October 27, 2021, as may be amended from time to time (the “Fluence Energy, LLC Agreement”) under which Founders (or certain permitted transferees thereof) were granted the right (subject to the terms of the Fluence Energy, LLC Agreement) to have their LLC Interests redeemed from time to time at our election (determined solely by our independent directors (within the meaning of the rules of the Nasdaq) who are disinterested), newly-issued shares of our Class A common stock on a one-for-one basis or a cash payment from the sale of newly issued shares of Class A common stock equal to a volume weighted average market price of one share of Class A common stock for each LLC Interest so redeemed, in each case, in accordance with the terms of the Fluence Energy, LLC Agreement; provided that, at our election (determined solely by our independent directors (within the meaning of the rules of the Nasdaq) who are disinterested), we may effect a direct exchange by us of such Class A common stock or such cash, as applicable, for such LLC Interests. The Founders may exercise such redemption right, subject to certain exceptions, for as long as their LLC Interests remain outstanding. As of the date of this Annual Report, AES Grid Stability maintains ownership of 51,499,195 LLC Interests, and may in the future exercise its redemption rights pursuant to the Fluence Energy, LLC Agreement which the Company may choose to settle through the issuance of 51,499,195 shares of our Class A common stock. The market price of shares of our Class A common stock could decline as a result of these redemptions or exchanges or the perception that a redemption or exchange any subsequent sale could occur, which might make it more difficult for holders of our Class A common stock to sell such stock in the future at a time and at a price that they deem appropriate.
In addition, there are outstanding vested options to acquire shares of Class A common stock pursuant to equity incentive awards issued previously pursuant to the 2020 Unit Option Plan of Fluence Energy, LLC (the “Existing Equity Plan”). Finally, we have reserved 9,500,000 shares of Class A common stock for issuance under the Fluence Energy, Inc. 2021 Incentive Award Plan (the “2021 Equity Plan”) and there are 5,207,625 shares still available for grant under the 2021 Equity Plan as of September 30, 2024. Any Class A common stock that we issue under the 2021 Equity Plan or other equity incentive plans that we may adopt in the future as well as exercise of the outstanding options under any of equity plans would be dilutive to Class A common stockholders.

In the future, we may also issue securities in connection with investments, acquisitions, or capital raising activities, which could constitute a material portion of our then-outstanding shares of Class A common stock. Further in connection with the completion of the IPO, we entered into a Registration Rights Agreement with certain of the Continuing Equity Owners. Any such issuance of additional securities or any exercise of registration rights or the prospect of any such sales, could materially impact the market price of our Class A common stock and could impair our ability to raise capital through future sales of equity securities.
Short sellers may engage in manipulative activity intended to drive down the market price of our Class A common stock, which has and could in the future result in related governmental and regulatory scrutiny, among other effects.
Short selling is the practice of selling securities that the seller does not own but rather has borrowed or intends to borrow from a third party with the intention of later buying lower priced identical securities to return to the lender. Accordingly, it is in the interest of a short seller of our Class A common stock for the price to decline. At any time, short sellers may publish, or arrange for the publication of, opinions or characterizations that are intended to create negative market momentum. Short selling reports can cause increased volatility in an issuer’s stock price, and result in regulatory and governmental inquiries. For example, on February 22, 2024, as previously disclosed, a short seller report was published which contained certain allegations against the Company (the “Short Seller Report”). In response to the Short Seller Report, the Audit Committee of our board of directors completed an internal investigation, with the assistance of outside counsel and forensic accountants, into the allegations in the Short Seller Report. We, after consultation with the Audit Committee, believe that the internal investigation demonstrated that the allegations of wrongdoing contained in the Short Seller Report are without merit. We have been informed that the SEC is conducting a formal investigation and asking for certain information regarding our financial reporting. We are fully cooperating with the SEC’s investigation. Based on the information requested by the SEC, we believe that the SEC is reviewing the Company’s revenue recognition practices, a previously-disclosed material weakness in internal controls, capitalization of internal-use software costs, as well as certain service contracts with related parties. These areas were the subject of assertions in the Short Seller Report and were included in the Audit Committee’s internal investigation. Any inquiries or investigations conducted by a governmental organization or other regulatory body, such as the ongoing SEC investigation, or any internal investigation, such as the one conducted by our Audit Committee, could result in a material diversion of our management’s time and result in substantial cost and, in the event of an adverse finding, could have a material adverse effect on our business and results of operations. In addition, any perceived or actual failure by us to comply with applicable laws, rules, regulations, and standards could have a significant impact on our reputation and expose us to legal risk and potential criminal and civil liability.
Risks Related to Our Existing Shareholders
We are controlled by the Continuing Equity Owners, whose interests may differ from those of our public stockholders.
As of the date of this Annual Report, the Continuing Equity Owners control approximately 83.7% of the combined voting power of our common stock through their ownership of both Class A common stock and Class B-1 common stock. The Continuing Equity Owners have the ability to substantially influence our corporate management and affairs through their ownership, including, subject to applicable law, and the voting arrangements, to elect a majority of the members of our board of directors. The directors so elected have the ability to control actions to be taken by our board of directors, including amendments to our amended and restated certificate of incorporation and amended and restated bylaws and approval of significant corporate transactions, including mergers and sales of substantially all of our assets, and, subject to the terms of our indebtedness and applicable rules and regulations, to approve the issuance of additional stock, implement stock repurchase programs, declare dividends and make other decisions. It is possible that the interests of the Continuing Equity Owners may in some circumstances conflict with our interests and the interests of our other stockholders, including you. For example, the Continuing Equity Owners may have different tax positions from us, especially in light of the Tax Receivable Agreement, that could influence our decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when we should terminate the Tax Receivable Agreement and accelerate its obligations thereunder. In addition, the determination of future tax reporting positions and the structuring of future transactions may take into consideration the Continuing Equity Owners’ tax or other considerations, which may differ from the considerations of us or our other stockholders.
Certain of our officers and directors may have actual or potential conflicts of interest because of their positions with our Continuing Equity Owners.
Ricardo Falu, Letitia (“Tish”) Mendoza, Barbara Humpton, Emma Falck, Axel Meier, John Christopher Shelton, and Simon James Smith serve on our board of directors and are employed by and have retained their positions with AES, Siemens, or QIA, or any of their respective affiliates, as applicable. These individuals’ holdings in and compensation from the relevant Continuing Equity Owners or their affiliates may be significant for some of these persons. Their positions at AES, Siemens, or QIA or their respective affiliates, their compensation from AES, Siemens, or QIA or their respective affiliates, and the ownership of any equity or outstanding equity awards in AES, Siemens, or QIA or their respective affiliates may create the appearance of conflicts of interest when these individuals are faced with decisions that could have different implications for our Continuing Equity Owners than the decisions have for us.

We rely on our access to our Founders’ brands and reputation for establishing and building relationships with customers.
We believe the association with our Founders has and continues to contribute to our establishing and building relationships with our customers due to the Founders’ recognized brands and products, as well as resources such as their intellectual property and access to other third parties’ intellectual property. Any perceived loss of our Founders’ scale, capital base, and financial strength, or any actual loss or reduction in the Founders’ ownership of the Company in the future, may prompt business partners to reprice, modify, or terminate their relationships with us. In addition, our Founders’ reduction of their ownership of the Company may cause some of our existing agreements and licenses to be terminated.
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
We are a holding company and have no material assets other than our ownership of LLC Interests. As such, we have no independent means of generating revenue or cash flow, and our ability to pay our taxes and operating expenses or declare and pay dividends in the future, if any, are dependent upon the financial results and cash flows of Fluence Energy, LLC and its subsidiaries and distributions we receive from Fluence Energy, LLC. There can be no assurance that Fluence Energy, LLC and its subsidiaries will generate sufficient cash flow to distribute funds to us or that applicable state law and contractual restrictions, including negative covenants in our debt instruments, will permit such distributions. The 2024 Credit Agreement limits, and our future debt agreements may similarly limit, our ability to make certain payments, including dividends and distributions on Fluence Energy, LLC’s equity, Fluence Energy, Inc.’s equity and other restricted payments.
Fluence Energy, LLC continues to be treated as a partnership for U.S. federal income tax purposes and, as such, generally is not subject to any entity-level U.S. federal income tax. Instead, any taxable income of Fluence Energy, LLC will be allocated to holders of LLC Interests, including us. Accordingly, we incur income taxes on our allocable share of any net taxable income of Fluence Energy, LLC. We expect to use distributions from Fluence Energy, LLC to fund any payments that we are required to make under the Tax Receivable Agreement. Under the terms of the Fluence Energy LLC Agreement, Fluence Energy, LLC is obligated, subject to various limitations and restrictions, including with respect to our debt agreements, to make tax distributions to holders of LLC Interests, although tax distributions may not be paid in whole or in part in certain circumstances, including if Fluence Energy, LLC does not have available cash to make such distributions. In addition to tax expenses, we will also incur expenses related to our operations, including payments under the Tax Receivable Agreement, which we expect could be significant. We intend, as its managing member, to cause Fluence Energy, LLC to make cash distributions to the holders of LLC Interests in an amount sufficient to (1) fund all or part of their tax obligations in respect of taxable income allocated to them and (2) cover our operating expenses, including payments under the Tax Receivable Agreement. If we do not have sufficient funds to pay tax or other liabilities, or to fund our operations (including, if applicable, as a result of an acceleration of our obligations under the Tax Receivable Agreement), we may have to borrow funds, which could materially and adversely affect our liquidity and financial condition, and subject us to various restrictions imposed by any lenders of such funds. To the extent we are unable to make timely payments under the Tax Receivable Agreement for any reason, such payments generally will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement resulting in the acceleration of payments due under the Tax Receivable Agreement. In addition, if Fluence Energy, LLC does not have sufficient funds to make distributions, our ability to declare and pay cash dividends will also be restricted or impaired. See “Risks related to ownership of our Class A common stock”.

As a result of (1) potential differences in the amount of net taxable income allocable to us and to Fluence Energy, LLC’s other equity holders, (2) the lower tax rate applicable to corporations as opposed to individuals, and (3) certain tax benefits that we anticipate from (a) future redemptions or exchanges of LLC Interests from the Founders, (b) payments under the Tax Receivable Agreement, and (c) certain other transactions, tax distributions to us may be in amounts that exceed our tax liabilities. Our board of directors will determine the appropriate uses for any excess cash so accumulated, which may include, among other uses, the payment of obligations under the Tax Receivable Agreement. We have no obligation to distribute such cash (or other available cash) to our stockholders. No adjustments to the redemption or exchange ratio or price for LLC Interests and corresponding shares of Class B-1 or Class B-2 common stock will be made as a result of any cash distribution or retention of cash by us. To the extent we do not distribute such excess cash as dividends on our Class A common stock, we may take other actions with respect to such excess cash, for example, holding such excess cash, or lending it (or a portion thereof) to Fluence Energy, LLC or its subsidiaries, which may result in shares of our Class A common stock increasing in value relative to the value of LLC Interests. The holders of LLC Interests may benefit from any value attributable to such cash balances or loan receivables if they acquire shares of Class A common stock in exchange for their LLC Interests or otherwise exercise their rights to redeem or exchange their LLC Interests, notwithstanding that such holders may have participated previously as holders of LLC Interests in distributions by Fluence Energy, LLC that resulted in the excess cash balances.
The Tax Receivable Agreement with the Founders requires us to make cash payments to them in respect of certain tax benefits to which we may become entitled, and we expect that such payments will be substantial.
We are party to a Tax Receivable Agreement with Fluence Energy, LLC and the Founders. Under the Tax Receivable Agreement, we are required to make cash payments to such Founders equal to 85% of the tax benefits, if any, that we actually realize, or in certain circumstances are deemed to realize, as a result of (1) the increases in our share of the tax basis of assets of Fluence Energy, LLC and its subsidiaries resulting from any redemptions or exchanges of LLC Interests from the Founders and certain distributions (or deemed distributions) by Fluence Energy, LLC; and (2) certain other tax benefits arising from payments under the Tax Receivable Agreement. The payment obligation under the Tax Receivable Agreement is an obligation of Fluence Energy, Inc. and not of Fluence Energy, LLC. We expect to use distributions from Fluence Energy, LLC to fund any payments that we will be required to make under the Tax Receivable Agreement. To the extent that we are unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts generally will be deferred and will accrued interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement resulting in the acceleration of payments due under the Tax Receivable Agreement. Fluence Energy, Inc. expects to benefit from the remaining 15% of cash tax benefits, if any, it realizes from such tax benefits. For purposes of the Tax Receivable Agreement, the cash tax benefits will be computed by comparing the actual income tax liability of Fluence Energy, Inc. to the amount of such taxes that Fluence Energy, Inc. would have been required to pay had there been no such tax basis adjustments of the assets of Fluence Energy, LLC or its subsidiaries as a result of redemptions or exchanges and had Fluence Energy, Inc. not entered into the Tax Receivable Agreement.
On June 30, 2022, Siemens Industry, Inc. exercised its redemption right pursuant to the terms of the LLC Agreement with respect to its entire holding of 58,586,695 LLC Interests of Fluence Energy, LLC, together with the corresponding cancellation of an equivalent number of shares of Class B-1 common stock of Fluence Energy, Inc., par value $0.00001 per share (the “Siemens Redemption”). On December 8, 2023, AES Grid Stability exercised its redemption right pursuant to the terms of the LLC Agreement with respect to 7,087,500 LLC Interests of Fluence Energy, LLC, together with the corresponding cancellation of an equivalent number of shares of Class B-1 common stock of Fluence Energy, Inc., par value $0.00001 per share (the “AES Redemption”).
As a result of the tax basis adjustments of the assets of Fluence Energy, LLC and its subsidiaries upon the redemptions and our possible utilization of certain tax attributes, the payments that we may make under the Tax Receivable Agreement will be substantial. The redemptions will result in future tax savings of $126.4 million. Siemens and AES will be entitled to receive payments under the Tax Receivable Agreement equaling 85% of such amount, or $107.4 million; assuming, among other factors, (i) we will have sufficient taxable income to full utilize the tax benefits; (ii) Fluence Energy, LLC is able to fully depreciate or amortize its assets; and (iii) there are no material changes in applicable tax law. The payments under the Tax Receivable Agreement are not conditioned upon continued ownership of us by the redeeming or exchanging Founders.

Although the timing and extent of future payments could vary significantly under the Tax Receivable Agreement, we anticipate funding ordinary course payments under the Tax Receivable Agreement from cash flow from operations of our subsidiaries, available cash, or available borrowings under any current or future debt agreements. We expect that the amount of the cash payments we will be required to make under the Tax Receivable Agreement will be substantial. Any payments made by us to the Founders under the Tax Receivable Agreement will not be available for reinvestment in our business and will generally reduce the amount of overall cash flow that might have otherwise been available to us and have a substantial negative impact on our liquidity. Furthermore, our future obligation to make payments under the Tax Receivable Agreement could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that are the subject of the Tax Receivable Agreement. The actual increase in tax basis, and the actual utilization of any resulting tax benefits, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors: including the timing of redemptions of exchanges by the Founders; the price of shares of our Class A common stock at the time of the exchange; the extent to which such redemptions or exchanges are taxable; the amount of gain recognized by such Founders; the amount and timing of the taxable income allocated to us or otherwise generated by us in the future; the portion of our payments under the Tax Receivable Agreement constituting imputed interest; and the federal and state tax rates then applicable. We recorded $1.5 million of Tax Receivable Agreement payment to related party expense for the 2024 tax year. The payment will be finalized after the filing of the Fluence Energy, Inc. U.S. income tax return during the fiscal year ending September 30, 2025.
Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon the Founders that will not benefit holders of our Class A common stock to the same extent that it will benefit the Founders.
Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon the Founders that will not benefit the holders of our Class A common stock to the same extent that it will benefit such Founders. We are party to the Tax Receivable Agreement with Fluence Energy, LLC and certain Founders, which provides for the payment by us to such Founders of 85% of the amount of tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize, as a result of (1) the increases in our share of the tax basis of assets of Fluence Energy, LLC and its subsidiaries resulting from any future redemptions or exchanges of LLC Interests from the Founders and certain distributions (or deemed distributions) by Fluence Energy, LLC and (2) certain other tax benefits arising from payments under the Tax Receivable Agreement. Although we will retain 15% of the amount of such tax benefits, this and other aspects of our organizational structure may adversely impact the future trading market for our Class A common stock.
In certain cases, payments under the Tax Receivable Agreement may be accelerated or significantly exceed any actual benefits we realize in respect of the tax attributes subject to the Tax Receivable Agreement.
The Tax Receivable Agreement provides that if (1) we materially breach any of our material obligations under the Tax Receivable Agreement and the Founders elect an early termination of the Tax Receivable Agreement, (2) certain mergers, asset sales, other forms of business combinations, or other changes of control were to occur after the consummation of the IPO and the Founders elect an early termination of the Tax Receivable Agreement, or (3) we elect, at any time, an early termination of the Tax Receivable Agreement, then our obligations, or our successor’s obligations, under the Tax Receivable Agreement to make payments would be based on certain assumptions, including an assumption that we would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the Tax Receivable Agreement.
As a result of the foregoing, we would be required to make an immediate cash payment equal to the present value of the anticipated future tax benefits that are the subject of the Tax Receivable Agreement, based on certain assumptions, which payment may be made significantly in advance of the actual realization, if any, of such future tax benefits. We could also be required to make cash payments to the Founders that are greater than the specified percentage of any actual benefits we ultimately realize in respect of the tax benefits that are subject to the Tax Receivable Agreement. In these situations, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring, or preventing certain mergers, asset sales, other forms of business combinations, or other changes of control. There can be no assurance that we will be able to fund or finance our obligations under the Tax Receivable Agreement. To the extent we are unable to make timely payments under the Tax Receivable Agreement for any reason, such payments generally will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement resulting in the acceleration of payments due under the Tax Receivable Agreement. We may need to incur debt to finance payments under the Tax Receivable Agreement to the extent our cash resources are insufficient to meet our obligations under the Tax Receivable Agreement as a result of timing discrepancies or otherwise.

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
We are subject to taxes by U.S. federal, state, local, and foreign tax authorities. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:
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
In addition, we may be subject to audits of our income, sales, and other taxes by U.S. federal, state, and local, and foreign taxing authorities. Outcomes from these audits could have an adverse effect on our operating results and financial condition.
If we were deemed to be an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”), including as a result of our ownership of Fluence Energy, LLC, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.
Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if (1) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities, or (2) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding, or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not believe that we are an “investment company,” as such term is defined in either of those sections of the 1940 Act.

We and Fluence Energy, LLC conduct our operations and intend to continue to conduct our operations so that we will not be deemed an investment company. As the sole managing member of Fluence Energy, LLC, we will control and operate Fluence Energy, LLC. On that basis, we believe that our interest in Fluence Energy, LLC is not an “investment security” as that term is used in the 1940 Act. However, if we were to cease participation in the management of Fluence Energy, LLC, or if Fluence Energy, LLC itself becomes an investment company, our interest in Fluence Energy, LLC could be deemed an “investment security” for purposes of the 1940 Act. If it were established that we were an unregistered investment company, there would be a risk that we would be subject to monetary penalties and injunctive relief in an action brought by the SEC, that we would be unable to enforce contracts with third parties and that third parties could seek to obtain rescission of transactions undertaken during the period it was established that we were an unregistered investment company. If we were required to register as an investment company, restrictions imposed by the 1940 Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.

Risk Factors Related to Accounting Matters
We have identified material weaknesses in our internal control over financial reporting. Failure to maintain effective internal control over financial reporting could have a material adverse effect on our business, financial condition, results of operations, and stock price and may adversely affect investor confidence in our company and, as a result, the value of our Class A common stock and your investment.
Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), requires us to evaluate the effectiveness of our internal controls over financial reporting as of the end of each fiscal year, including a management report assessing the effectiveness of our internal controls over financial reporting, and a report issued by our independent registered public accounting firm on that assessment. Our ability to comply with the annual internal control reporting requirements will depend on the effectiveness of our financial reporting and data systems and controls across our company. We expect these systems and controls to require additional investment as we become increasingly more complex and our business grows. To effectively manage this complexity, we will need to continue to maintain and revise our operational, financial. and management controls, and our reporting systems and procedures. Certain weaknesses or deficiencies or failures to implement required new or improved controls, or difficulties encountered in the implementation or operation of these controls, could harm our operating results and cause us to fail to meet our financial reporting obligations, or result in material misstatements in our financial statements, which could adversely affect our business and reduce our the stock price of our Class A common stock. When evaluating our internal control over financial reporting, we have identified, and we may in the future identify additional material weaknesses that we may not be able to remediate in a timely manner.
As of September 30, 2024, we determined that a material weakness in the internal control over revenue recognition exists. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The Company did not consistently apply controls in its revenue recognition process related to the evaluation of contract terms for purposes of determining their impact on when costs are included in the measure of progress. We have taken and are taking steps discussed under Part II, Item 9A, “Controls and Procedures” to remediate this material weakness. We have enhanced our controls over the evaluation of contract terms; however, the material weakness cannot be considered remediated until the applicable controls operate for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively. We cannot be certain as to the timing of completion of our evaluation, testing, and any remediation actions or the impact of the same on our operations.
A material weakness in our internal control over financial reporting could result in an increased probability of fraud, the potential loss of customers, litigation from our stockholders, reduction in our ability to obtain financing, and require additional expenditures to remediate. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that could result in loss of investor confidence in the accuracy and completeness of our financial reports and a decline in our stock price, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities.

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

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent liabilities as of the date of the financial statements and the reported amount of revenues and expenses during the reporting period. We base estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue, and expenses that are not readily apparent from other sources. We may make estimates regarding activities for which the accounting treatment is still uncertain. Actual results could differ from those estimates. If our assumptions change or if actual circumstances differ from our assumptions, our operating results may be adversely affected and could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Cybersecurity Risk Management
We manage our cybersecurity risks through an information security management system (ISMS) that falls under our overarching integrated management system (IMS) for quality and safety. Our cybersecurity risk management program and supporting ISMS focus our efforts on reducing residual risks to our critical corporate assets. The materiality of these risks drives the selection of appropriate controls and the prioritization of the projects and operational tasks of our cybersecurity teams.
Our approach to controlling these risks is designed and assessed based on our selection and implementation of certain controls from the National Institute of Standards and Technology (NIST) Cyber Security Framework (CSF). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business. These controls are implemented to help us identify our critical assets and systems, protect them through preventative measures, detect attempts to compromise their confidentiality, integrity, and availability, respond to attacks by containing their progression and notifying relevant parties, and recover effectively if successfully compromised.
Key elements of our cybersecurity risk management program include but are not limited to: authentication and authorization procedures, employee security awareness training, logging and monitoring procedures, network segmentation requirements, in transit and at rest encryption of certain data we deem sensitive, periodic vulnerability scanning, periodic control validation through penetration testing, periodic phishing attack simulations, production change control requirements, periodic tabletop exercises, and written incident response plans. We also use external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes.
To date, we are not aware of any risks from known cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect Fluence. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For more information on potential cybersecurity risks, please see Part I, Item 1A “Risk Factors” for the risk factor entitled “Our business depends on our ability to implement improvements to and properly maintain and protect the continuous operation and data integrity of our information technology infrastructure and other business systems and the inability to do so may have a material adverse effect on our reputation and harm our business prospects, financial conditions, and operating results.”
Cybersecurity Governance
Our cybersecurity program and supporting ISMS are governed by our Cybersecurity Steering Committee, which is chaired by our Chief Information Security Officer (“CISO”) and is comprised of other members of our management team, including individuals from our finance, supply chain, product, information technology (“IT”), and legal departments. The Cybersecurity Steering Committee convenes quarterly to review the ISMS, identify new material risks and potential treatment plans that are recorded in our cybersecurity risk register, and review the overall health of security key risk indicators, technical key performance indicators, and roadmaps for the expected delivery of new and updated controls.
Our CISO, in coordination with our Chief Information Officer (“CIO”) to whom the CISO reports, leads our approach to assessing and managing cybersecurity-related risks. Our CISO has over thirty years of experience in IT, with twenty years in information security, as well as a background in software engineering and in leading security engineering teams, technical services and support teams, and sales engineering teams. Our CIO has over 20 years of experience with information technology and cyber security and a background in software engineering. Our CIO has served in lead cyber security roles at global public companies and holds a CISA certification from the Information Systems Audit and Control Association.
We have a written cybersecurity incident escalation process overseen by senior leadership, and when senior leadership deems appropriate, a materiality committee is convened comprised of certain members of management who assess whether incidents must be reported to the SEC and/or the appropriate authorities.
While Fluence’s board of directors oversees all enterprise risks, the Audit Committee of our board of directors has primary responsibility for overseeing cybersecurity risks and management’s implementation of our cybersecurity risk management program. The Audit Committee receives quarterly updates from the CISO and CIO. These updates typically cover topics such as: overview of material cybersecurity incidents that have occurred since the last update, overview of residual cybersecurity risks to our critical business assets, recent investments in our cybersecurity program, and relevant cybersecurity operational metrics. The Audit Committee will report material updates regarding cybersecurity to the Board.
Our management team takes steps to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include: briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in our IT environment.
ITEM 2. PROPERTIES
Our corporate headquarters is in Arlington, Virginia, and consists of approximately 17,000 square feet of office space. We lease our corporate headquarters. We also lease offices or co-working spaces in Alpharetta, Georgia, Mountain View, California, Irving, California, Houston, Texas, Erlangen, Germany, Berlin, Germany, Zurich, Switzerland, Melbourne and Sydney, Australia, Amsterdam, Netherlands, New Delhi and Bengaluru, India, Singapore, London, United Kingdom, Salerno, Italy, Taipei, Taiwan, and Taguig City, Philippines. Our Erlangen office includes an energy storage testing facility.

In addition to our office and co-working spaces, we also lease other facilities in East Huntingdon Township, Pennsylvania, and Long Beach, California. These facilities are primarily for product staging and storage and research and development activities.

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
ITEM 3. LEGAL PROCEEDINGS
From time to time, we may be involved in legal proceedings relating to claims that arise out of our operations and business that cover a wide range of matters, including, but not limited to, intellectual property matters, commercial and contract disputes, insurance and property damage claims, labor and employment claims, personal injury claims, product liability claims, environmental claims and warranty claims. Currently, there are no claims or proceedings against us that we believe will have a material adverse effect on our business, financial condition, results of operations, or cash flows. However, the results of any current or future legal proceedings cannot be predicted with certainty, and regardless of the outcome, we may incur significant costs and experience a diversion of management resources as a result of claims and litigation.
For a description of our material pending legal contingencies, please see “Note 14 - Commitments and Contingencies”, to the consolidated financial statements included elsewhere in this Annual Report.
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
Holders
As of November 19, 2024, there were approximately nine stockholders of record of our Class A common stock, one holder of our Class B-1 common stock, and no holders of our Class B-2 common stock. The actual number of holders of our Class A common stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
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
Assuming Fluence Energy, LLC makes distributions out of earnings and profits (other than tax distributions and other distributions to pay expenses) to its members in any given year, we currently expect, subject to the determination of our board of directors, to pay dividends on our Class A common stock out of the portion of such distributions remaining after our payment of taxes, Tax Receivable Agreement payments and expenses, and subject to Delaware law. Our ability to pay dividends was previously restricted by our Revolving Credit Agreement, dated November 1, 2021, which was terminated effective November 22, 2023, was restricted by our ABL Credit Agreement (as defined below), and is currently restricted under our 2024 Credit Agreement, and may similarly be restricted by the terms of any future credit agreement or any future debt or preferred equity securities of us or our subsidiaries. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and subject to compliance with contractual restrictions and covenants in the agreements governing our future indebtedness. Any such determination will also depend upon our business prospects, results of operations, financial condition, cash requirements and availability, and other factors that our board of directors may deem relevant.
Securities Authorized for Issuance under Equity Compensation Plans
Information regarding securities authorized for issuance under our equity compensation plans is incorporated herein by reference to Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of Part III of this Annual Report.
Recent Sales of Unregistered Equity Securities

There were no unregistered sales of our equity securities during the fiscal year ended September 30, 2024, that were not otherwise disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.
Issuer Purchases of Equity Securities
None.

Performance Graph

The following graph compares the total stockholder return from October 28, 2021, the date on which our Class A common stock commenced trading on the Nasdaq Global Select Market through September 30, 2024 of (i) our Class A common stock, (ii) the NASDAQ Clean Edge Green Energy Index Fund (QCLN), and (iii) the NASDAQ Composite Index. The stock performance graph assumes an initial investment of $100 on October 28, 2021.

Stock Performance Graph
140.00
120.00
100.00
80.00
60.00
40.00
20.00
0.00
10-28-21
11-28-21
12-28-21
01-28-22
02-28-22
03-31-22
04-30-22
05-31-22
06-30-22
07-31-22
08-31-22
09-30-22
10-31-22
11-30-22
12-31-22
01-31-23
02-28-23
03-31-23
04-30-23
05-31-23
06-30-23
07-31-23
08-31-23
09-30-23
10-31-23
11-30-23
12-31-23
01-31-24
02-29-24
03-31-24
04-30-24
05-31-24
06-30-24
07-31-24
08-31-24
09-30-24
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations provides information that management believes is relevant to an assessment and understanding of our audited consolidated financial statements and results of operations and should be read in conjunction with the financial statements and related notes included elsewhere in this Annual Report. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part I, Item 1A. “Risk Factors” and the section entitled “Cautionary Statement Regarding Forward-Looking Information” and in other parts of this Annual Report. The discussion of changes in our financial condition and results of operations from the fiscal year ended September 30, 2023 to the fiscal year ended September 30, 2022 is included in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended September 30, 2023 filed with the SEC on November 29, 2023. Our historical results are not necessarily indicative of the results that may be expected for any periods in the future.
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
Our fiscal year begins on October 1 and ends on September 30. References to “fiscal year 2022”, “fiscal year 2023” and “fiscal year 2024” refer to the fiscal years ended September 30, 2022, September 30, 2023 and September 30, 2024, respectively.
Key Components of Our Results of Operations
The following discussion describes certain line items in our consolidated statements of operations and our consolidated statements of comprehensive income (loss).
Total Revenue

We generate revenue from battery-based energy storage solutions, service agreements with customers to provide operational services related to battery-based energy storage solutions, and from digital application contracts. Fluence enters into contracts with utility companies, developers, and commercial and industrial customers.

We derive the majority of our revenue from selling battery-based energy storage solutions. Generally, we must design the project, as each energy storage solution is customized depending on a customer’s energy needs, procure the major equipment, obtain manufacturing slots from our contract manufacturers, coordinate the logistics, and assemble the solution prior to delivery and installation at our customer project sites. The Company recognizes revenue over time for our energy storage solutions as we transfer control of our product to the customer.
Our revenue from selling battery-based energy storage solutions is affected by volume fulfilled, which is dependent on customer schedules and demand, changes in price, which is primarily dependent on the cost of lithium-ion energy storage hardware, and mix of products and solutions purchased by our customers.
Our revenue growth is directly tied to the continued adoption of energy storage solutions by our customers and our ability to increase our share of demand in the geographic regions where we currently compete and plan to compete in the future, which is driven by the demand for our products, geographic mix of our customers, strength of competitors’ product offerings, and availability of government incentives to the end-users of our products as well as our ability to continue to develop and commercialize new and innovative solutions that address the changing technology and performance requirements of our customers.

Cost of Goods and Services

Cost of goods and services consists primarily of product costs, including purchased materials and supplies, as well as costs related to shipping, customer support, product warranty, and personnel. Personnel costs in cost of goods and services includes both direct labor costs as well as costs attributable to any individuals whose activities relate to the transformation of raw materials or component parts into finished goods or the transportation of materials to the customer. Cost of goods and services are recognized when services are performed or control of goods are transferred to the customers. Standard inventory materials that could be used interchangeably on other projects are included in cost of goods sold when they are integrated into, or restricted to, the production of a customer’s project.
Our product costs are affected by the underlying cost of raw materials, such as lithium-ion, and components to our solutions including inverters. Our product costs are also affected by technological innovation, economies of scale resulting in lower supply costs, and improvements in production processes and automation. We do not currently hedge against changes in the price of raw materials as we do not directly purchase raw materials; instead, we buy the components of energy storage products from our suppliers and we rely on our suppliers to hedge the underlying raw materials. We generally expect the ratio of cost of goods and services to revenue to decrease as sales volumes increase due to economies of scale, however, some of these costs, primarily personnel-related costs, are not directly affected by sales volume.
Gross Profit and Gross Profit Margin
Gross profit and gross profit margin may vary from quarter to quarter and are primarily affected by our volume fulfilled, product prices, and product costs.
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
Research and Development Expenses

Research and development expenses consist primarily of personnel-related costs across our global research and development (“R&D”) centers for engineers engaged in the design and development and testing of our integrated products and technologies and costs of materials and services procured for research and development projects. Engineering competencies include data science, machine learning, software development, network and cyber security, battery systems engineering, industrial controls, UI / UX, mechanical design, power systems engineering, certification, and more. R&D expenses also support three product testing labs located across the globe: a system-level testing facility in Pennsylvania that is used for quality assurance and the rapid iteration, testing, and launching of new Fluence energy storage technology and products, a testing facility located in Erlangen, Germany, and a deployment center located in Long Beach, California. We have established an additional Hardware in the Loop testing facility, which is co-located with our technical team in Bangalore, India. We expect R&D expenses to generally increase in future periods to support our growth and as we continue to invest in R&D activities that are necessary to achieve our technology and product roadmap goals. These expenses may vary from period to period as a percentage of revenue, depending primarily upon when we choose to make more significant investments.
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of personnel-related expenses, including salaries, stock-based compensation, employee benefits, and related personnel technology costs, and factoring discounts on receivables sold. We have and intend to continue to expand our sales presence and marketing efforts to additional countries in the future.
General and Administrative Expenses
General and administrative expenses consist primarily of personnel-related expenses, including salaries, stock-based compensation, and employee benefits, for our executives, finance, human resources, information technology, engineering and legal organizations that do not relate directly to the sales or research and development functions, as well as travel expenses, facilities costs, bad debt expense, and fees for professional services. Professional services consist of audit, legal, tax, insurance, information technology, and other such costs.

Depreciation and Amortization
Depreciation consists primarily of costs associated with property, plant, and equipment (“PP&E”) and amortization of intangibles consisting of patents, licenses, and developed technology over their expected period of use. We expect that as we increase both our revenues and the number of our general and administrative personnel, we will invest in additional PP&E to support our growth resulting in additional depreciation and amortization.
Interest Income, net
Interest income, net consists primarily of interest income net of interest expense. Interest income consists of interest earned on cash deposits and interest on customer notes receivables. Interest expense consists primarily of interest on borrowings against notes receivable pledged as collateral, unused line fees and commitment fees related to credit facilities, and amortization of debt issuance costs.
Other (Income) Expense, net
Other (income) expense, net primarily consists of expense or income from foreign currency exchange gains and losses on monetary assets and liabilities, expense due to estimated payments to be made to related parties under the Tax Receivable Agreement, dated October 27, 2021, by and among Fluence Energy, Inc., Fluence Energy, LLC, Siemens Industry, Inc. and AES Grid Stability, LLC (the “Tax Receivable Agreement”), and factoring income from sale of receivables.

Income Tax Expense
We are subject to U.S. federal and state income taxes with respect to our allocable share of any taxable income or loss of Fluence Energy, LLC and are taxed at the prevailing corporate tax rates. We are also subject to foreign income taxes with respect to our foreign subsidiaries and our expectations are that valuation allowances will be recorded in certain tax jurisdictions. In addition to tax expenses, we also will incur expenses related to our operations, as well as payments under the Tax Receivable Agreement, which we expect could be significant over time. We will receive a portion of any distributions made by Fluence Energy, LLC. Any cash received from such distributions from our subsidiaries will be first used by us to satisfy any tax liability and then to make payments required under the Tax Receivable Agreement.

Net Income (Loss)
Net income (loss) may vary from quarter to quarter and is primarily affected by our gross profit and operating expenses as defined above.
Key Factors, Trends, and Uncertainties Affecting our Performance
We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in Part I, Item 1A. “Risk Factors” within this Annual Report. See also subsections “Our Industry and Market Opportunity”, “Our Growth Strategy”, “Manufacturing”, “Supply Chain”, “Government Regulation and Compliance”, and “Competition” under Part I, Item 1. “Business” of this Annual Report for additional discussion of certain key factors, trends and uncertainties that may affect our performance.
Industry Outlook
The utility-scale battery storage industry as a whole is witnessing unprecedented growth, fueled by global transitions toward renewable energy, heightened focus on grid resilience, and supportive regulatory frameworks. Deployment of renewable energy resources has accelerated over the last decade. Industry-wide, the push for decarbonization is creating increasing demand for grid-scale energy storage, which is critical to enabling the integration of variable renewable energy sources, reducing the intermittency and volatility of renewable energy generation, and meeting ambitious net-zero targets. BloombergNEF estimates that the global utility scale market, excluding China, will add approximately 2,529 GWh between 2024 and 2035.
Our revenue growth is directly tied to the continued adoption of energy storage solutions by our customers. One factor that impacts this continued adoption of energy storage solutions is the cost of lithium-ion energy storage hardware. The cost of lithium-ion energy storage hardware has declined significantly in the aggregate in the last decade and has resulted in a large addressable market today. In fiscal year 2022, we saw prices for lithium-ion battery packs increase from prior years, though prices returned to their historical trend of declining year-over-year in fiscal years 2023 and 2024. The market for energy storage continues to rapidly evolve and while we believe lithium-ion battery pack costs will continue to decline over the long term, there is no guarantee that they will decline or decline at the rates we expect. If costs do not continue to decline long term and instead remain steady or increase, as seen in fiscal year 2022, this could adversely affect our ability to increase our revenue, our order intake, and grow our business.

Overall, we believe Fluence is well-positioned to continue to capitalize on the utility-scale battery storage market as we continue to deliver solutions that address the complex needs of a transforming energy landscape. However, there is no guarantee that the deployment of renewable energy will occur at the rate estimated by BloombergNEF or that such renewable energy will rely on lithium-ion battery technology for energy storage. Macroeconomic uncertainties, supply chain disruptions, geo-political conflicts, government regulations and incentives, and other factors could result in fluctuations in demand for and deployment of renewable energy resources, adversely affecting our revenue and ability to generate profits in the future. See Part I, Item 1A. “Risk Factors” for further discussion on these risks.
Increased Electricity Demand

According to a publication from the Office of Policy of the U.S. Department of Energy in August 2024, electricity demand is forecasted to grow substantially in the United States over the next decade. Electricity demand is expected to be driven primarily by new data centers, artificial intelligence, new manufacturing facilities, and sector-wide electrification. We are seeing similar trends of increasing electricity demand in other countries, including in those in which we operate. We believe that such increase in electricity demand will cause an increase in demand for our energy storage solutions globally.

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
Key Operating Metrics

The following tables presents our key operating metrics for the fiscal years ended September 30, 2024 and 2023. The tables below present the metrics in either Gigawatts (GW) or Gigawatt hours (GWh). Our key operating metrics focus on project milestones to measure our performance and designate each project as either “deployed”, “assets under management”, “contracted backlog”, or “pipeline”.

	Fiscal Year Ended September 30,		Change	Change %
	2024	2023
Energy Storage Products
Deployed (GW)	5.0	3.0	2.0	66.7%
Deployed (GWh)	12.8	7.2	5.6	77.8%
Contracted backlog (GW)	7.5	4.6	2.9	63.0%
Pipeline (GW)	25.8	12.2	13.6	111.5%
Pipeline (GWh)	80.5	34.2	46.3	135.4%

(amounts in GW)	Fiscal Year Ended September 30,		Change	Change %
	2024	2023
Service Contracts
Assets under management	4.3	2.8	1.5	53.6%
Contracted backlog	4.1	2.9	1.2	41.4%
Pipeline	25.6	13.7	11.9	86.9%

(amounts in GW)	Fiscal Year Ended September 30,		Change	Change %
	2024	2023
Digital Contracts
Assets under management	18.3	15.5	2.8	18.1%
Contracted backlog	10.6	6.8	3.8	55.9%
Pipeline	64.5	24.4	40.1	164.3%

The following table presents our order intake for the fiscal years ended September 30, 2024 and 2023. The table is presented in Gigawatts (GW):

(amounts in GW)	Fiscal Year Ended September 30,
	2024	2023	Change	Change %
Energy Storage Products and Solutions
Contracted	5.2	2.2	3.0	136.4%
Service Contracts
Contracted	3.0	1.8	1.2	66.7%
Digital Contracts
Contracted	8.6	6.2	2.4	38.7%
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
Contracted/Order Intake
Contracted, which we use interchangeably with “order intake”, represents new energy storage product and solutions contracts, new service contracts. and new digital contracts signed during each period presented. We define “Contracted” as a firm and binding purchase order, letter of award, change order, or other signed contract (in each case an “Order”) from the customer that is received and accepted by Fluence. Our order intake is intended to convey the dollar amount and gigawatts (operating measure) contracted in the period presented. We believe that order intake provides useful information to investors and management because the order intake provides visibility into future revenue and enables evaluation of the effectiveness of the Company’s sales activity and the attractiveness of its offerings in the market.
Pipeline
Pipeline represents our uncontracted, potential revenue from energy storage products and solutions, service, and digital software contracts, which have a reasonable likelihood of contract execution within 24 months. Pipeline is an internal management metric that we construct from market information reported by our global sales force. Pipeline is monitored by management to understand the anticipated growth of our Company and our estimated future revenue related to customer contracts for our battery-based energy storage products and solutions, services, and digital software.
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
Adjusted EBITDA is calculated from the consolidated statements of operations using net income (loss) adjusted for (i) interest income, net, (ii) income taxes, (iii) depreciation and amortization, (iv) stock-based compensation, and (v) other non-recurring income or expenses. Adjusted EBITDA also includes amounts impacting net income related to estimated payments due to related parties pursuant to the Tax Receivable Agreement.

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

The following tables present our non-GAAP measures for the periods indicated.

in thousands	Fiscal Year Ended September 30,		Change	Change %
	2024	2023
Net income (loss)	$30,367	$(104,818)	$135,185	129%
Add (deduct):
Interest income, net	(5,676)	(5,388)	(288)	5%
Income tax expense	9,206	4,549	4,657	102%
Depreciation and amortization	14,482	10,665	3,817	36%
Stock-based compensation(a)	23,875	26,920	(3,045)	(11)%
Other non-recurring expenses(b)	5,852	6,684	(832)	(12)%
Adjusted EBITDA	$78,106	$(61,388)	$139,494	227%
(a) Includes incentive awards that will be settled in shares and incentive awards that will be settled in cash.
(b) Amount for the fiscal year ended September 30, 2024 includes approximately $2.5 million in costs related to the termination of the Revolver and Amendment No. 3 to the ABL Credit Agreement, $1.5 million in expenses related to the Tax Receivable Agreement, $1.0 million in severance costs related to restructuring and $0.8 million in costs related to the secondary offering completed in December 2023. Amount for the fiscal year ended September 30, 2023 includes approximately $6.7 million in severance costs and consulting fees related to the restructuring plan from November 2022.

in thousands	Fiscal Year Ended September 30,		Change	Change %
	2024	2023
Total revenue	$2,698,562	$2,217,978	$480,584	22%
Cost of goods and services	2,357,482	2,077,023	280,459	14%
Gross profit	341,080	140,955	200,125	142%
Gross profit margin %	12.6%	6.4%
Add:
Stock-based compensation(a)	4,080	4,164	(84)	(2)%
Amortization(b)	2,696	830	1,866	225%
Other non-recurring expenses(c)	—	946	(946)	(100)%
Adjusted Gross Profit	$347,856	$146,895	$200,961	137%
Adjusted Gross Profit Margin %	12.9%	6.6%
(a) Includes incentive awards that will be settled in shares and incentive awards that will be settled in cash.
(b) Amount related to amortization of capitalized software included in cost of goods and services.
(c) Amount for the fiscal year ended September 30, 2023 includes $0.9 million in severance costs related to the restructuring plan from November 2022.

in thousands	Fiscal Year Ended September 30,		Change	Change %
	2024	2023
Net cash provided by (used in) operating activities	$79,685	$(111,927)	$191,612	171%
Less: Purchase of property and equipment	(8,115)	(2,989)	(5,126)	171%
Free Cash Flow	$71,570	$(114,916)	$186,486	162%

Results of Operations
Comparison of the Fiscal Year Ended September 30, 2024 to the Fiscal Year ended September 30, 2023
The following table sets forth our operating results for the periods indicated.

in thousands	Fiscal Year Ended September 30,		Change	Change %
	2024	2023
Total revenue	$2,698,562	$2,217,978	$480,584	21.7%
Costs of goods and services	2,357,482	2,077,023	280,459	13.5
Gross profit	341,080	140,955	200,125	142.0
Gross profit margin %	12.6%	6.4%
Operating expenses:
Research and development	66,195	66,307	(112)	(0.2)
Sales and marketing	63,842	41,114	22,728	55.3
General and administrative	172,996	136,308	36,688	26.9
Depreciation and amortization	11,426	9,835	1,591	16.2
Interest income, net	(5,676)	(5,388)	(288)	5.3
Other income, net	(7,276)	(6,952)	(324)	4.7
Income (loss) before income taxes	39,573	(100,269)	139,842	139.5
Income tax expense	9,206	4,549	4,657	102.4
Net income (loss)	$30,367	$(104,818)	$135,185	129.0%
Total Revenue
Total revenue increased by $480.6 million, or 21.7%, in the fiscal year ended September 30, 2024, as compared to the fiscal year ended September 30, 2023. The increase was mainly attributable to (i) the expansion of sales of our battery-based energy storage solutions by $454.6 million primarily driven by increased volumes of Gridstack cubes fulfilled and (ii) an increase of services revenue primarily due to additional battery-based energy storage products and solutions being deployed and transitioned to assets under management and increases in augmentation activities performed for certain projects.
Costs of Goods and Services

Cost of goods and services increased by $280.5 million, or 13.5%, in the fiscal year ended September 30, 2024, as compared to the fiscal year ended September 30, 2023. The increase in cost of goods and services for the fiscal year ended September 30, 2024 was primarily attributable to (i) the increase of volume of Gridstack cubes fulfilled, (ii) a corresponding increase in services costs related to the increases in services revenue described above, and (iii) the favorable settlement of contractual claims with our largest battery module vendor of $19.5 million that had occurred in the prior period, which had the effect of reducing our costs, but did not reoccur in the current period. The overall increase in cost of goods and services was less than the increase in revenue during fiscal year 2024 due to net improvement of gross margins on portfolio of newer Gridstack solutions projects during the current period due to operational efficiencies.
Gross Profit and Gross Profit Margin

Gross profit increased by $200.1 million, or 142%, in the fiscal year ended September 30, 2024, as compared to the fiscal year ended September 30, 2023. The increase in gross profit for the fiscal year ended September 30, 2024 was primarily due to the net improvement of gross margins on the portfolio of newer Gridstack solutions projects in the current period due to operational efficiencies described above in “Costs of goods and services.”
Research and Development Expenses
Research and development expenses were relatively flat in the fiscal year ended September 30, 2024, as compared to the fiscal year ended September 30, 2023.

Sales and Marketing Expenses
Sales and marketing expenses increased by $22.7 million, or 55.3%, in the fiscal year ended September 30, 2024, as compared to the fiscal year ended September 30, 2023. The increase in sales and marketing expenses for the fiscal year ended September 30, 2024 was primarily attributable to (i) a $15.6 million increase in salaries and personnel-related expenses, including stock-based compensation and information technology costs related to personnel, due to an increase in headcount to support our growth, and (ii) a $2.1 million factoring discount on sale of accounts receivable under the Master Receivables Purchase Agreement (“MRPA”) recorded in the current period.
General and Administrative Expenses
General and administrative expenses increased by $36.7 million, or 26.9%, in the fiscal year ended September 30, 2024, as compared to the fiscal year ended September 30, 2023. The increase in general and administrative expenses for the fiscal year ended September 30, 2024 was primarily attributable to a $38.8 million increase in salaries and personnel-related expenses, including stock-based compensation, due to higher headcount to support our growth, partially offset by a net decrease in other general and administrative expenses.
Depreciation and Amortization
Depreciation and amortization increased by $1.6 million, or 16.2%, in the fiscal year ended September 30, 2024, as compared to the fiscal year ended September 30, 2023, primarily attributable to a $1.2 million cumulative adjustment in depreciation recognized in June 2024 resulting from changing the useful life of IT equipment from five years to three years.
Interest Income, Net
Interest income, net was relatively flat in the fiscal year ended September 30, 2024, as compared to the fiscal year ended September 30, 2023.
Other Income, Net
Other income, net increased by $0.3 million, or 4.7%, in the fiscal year ended September 30, 2024, as compared to the fiscal year ended September 30, 2023. The increase in other income, net was primarily attributable to the factoring income of $2.1 million from sale of accounts receivable under the MRPA offset by an increase in expense of $1.5 million due to change in estimated payments due to related parties under the Tax Receivable Agreement.
Income Tax Expense
Income tax expense increased by $4.7 million, or 102.4%, in the fiscal year ended September 30, 2024, as compared to the fiscal year ended September 30, 2023. The increase in tax expense is primarily due to increases in foreign pre-tax book income and U.S. tax on foreign earnings in fiscal year 2024, partially offset by the release of valuation allowances.
Net Income (Loss)
Net income increased by $135.2 million, or 129.0%, in the fiscal year ended September 30, 2024, as compared to the fiscal year ended September 30, 2023. The increase is primarily attributable to increase in “gross profit,” partially offset by increases in operating expenses as described above.
Comparison of the Fiscal Year Ended September 30, 2023 to the Fiscal Year Ended September 30, 2022
For a discussion of our results of operations for the year ended September 30, 2023 compared to fiscal year ended September 30, 2022, please see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, filed with the SEC on November 29, 2023.
Liquidity and Capital Resources
Since inception and through September 30, 2024, our principal sources of liquidity were the proceeds from our IPO, our cash and cash equivalents from operations, short-term borrowings, borrowings available under our debt agreements, supply chain financing, capital contributions from AES Grid Stability, Siemens Industry, and proceeds from the investment by QIA Florence Holdings, LLC, an affiliate of QIA in 2021, proceeds from short-term investments, and borrowings against note receivables and proceeds from sale of accounts receivable under the MRPA.

We believe the proceeds received from our IPO, our existing cash and cash equivalents, cash flows from operations, sales of accounts receivable under the MRPA, borrowings against note receivables and availability under our 2024 Revolver will be sufficient to meet our expense and capital requirements for at least the next 12 months following the filing of this Annual Report.

Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of our growth initiatives, our introduction of new products, services, and digital application offerings, and overall regulatory and economic conditions. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and cash requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilutions to our stockholders. The incurrence of additional debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, operations, and financial condition.
On November 1, 2021, upon the closing of our IPO, we received net proceeds of $935.8 million. The net proceeds from the IPO were used to purchase 35,650,000 newly issued LLC Interests directly from Fluence Energy, LLC. Fluence Energy, LLC used the net proceeds from the sale of LLC Interests to Fluence Energy, Inc. to repay all outstanding borrowings relating to a line of credit and promissory notes. The remainder of the proceeds has been and continues to be used for working capital and other general corporate purposes.
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
We have provided certain of our suppliers with access to a supply chain financing program through a third-party financing institution (the “SCF Bank”). This program allows us to seek extended payment terms with our suppliers and allows our suppliers to monetize their receivables prior to the payment due date, subject to a discount. Once a supplier elects to participate in the program and reaches an agreement with the SCF Bank, the supplier elects which individual invoices to sell to the SCF Bank. We then pay the SCF Bank on the invoice due date. We have no economic interest in a supplier’s decision to sell a receivable to the SCF Bank. The agreements between our suppliers and the SCF Bank are solely at their discretion and are negotiated directly between them. Our suppliers’ ability to continue using such agreements is primarily dependent upon the strength of our financial condition and guarantees issued by AES and Siemens. As of September 30, 2024, AES and Siemens each have outstanding issued guarantees of $50.0 million each, for a total of $100.0 million, to SCF Bank on our behalf. As of September 30, 2024, two suppliers were actively participating in the supply chain financing program, and we had $81.3 million of payables outstanding subject to the program. All outstanding payments owed under the program are recorded within “Accounts payable” in our consolidated balance sheets.
On August 11, 2023, we filed an automatic shelf registration statement on Form S-3 with the SEC which became effective upon filing and will remain effective for three years from the effectiveness date. The Form S-3 allows us to offer and sell from time-to-time Class A common stock, preferred stock, depository shares, debt securities, warrants, purchase contracts or units comprised of any combination of these securities for our own account and allows certain selling stockholders to offer and sell up to 135,666,665 shares of Class A common stock in one or more offerings. The Form S-3 is intended to provide us flexibility to conduct registered sales of our securities, subject to market conditions and our future capital needs. The terms of any future offering under the shelf registration statement will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to the completion of any such offering.
Revolving Credit Facility
We entered into a Revolving Credit Agreement for a revolving credit facility (the “Revolver”) on November 1, 2021, by and among Fluence Energy, LLC, as the borrower, Fluence Energy, Inc., as a parent guarantor, the subsidiary guarantors party thereto, the lenders party thereto, and JP Morgan Chase Bank, N.A., as administrative agent and collateral agent. The aggregate amount of commitments was $200.0 million. The Revolver was originally scheduled to mature on November 1, 2025. The Revolving Credit Agreement was terminated effective November 22, 2023, in conjunction with the entry into the ABL Credit Agreement (as further described below), and at such time, the Company prepaid all amounts outstanding under the Revolver and terminated all commitments thereunder. No penalties were required to be paid as a result of the termination.
For further discussion of the Revolver, refer to “Note 12 - Debt” to our consolidated financial statements included elsewhere in this Annual Report.

Asset-Based Lending Facility
On November 22, 2023, the Company entered into an asset-based syndicated credit agreement (the “ABL Credit Agreement”) by and among Fluence Energy, LLC, as parent borrower, Fluence Energy, Inc., as parent, the other borrowers party thereto, the other guarantors party thereto, the lenders party thereto (the “ABL Lenders”), and Barclays Bank PLC (“Barclays”), as administrative agent, which was amended by the Master Assignment and Assumption and Issuing Bank Joinder, effective December 15, 2023 (the “ABL Joinder”), Amendment No. 1, dated April 8, 2024 (“Amendment No. 1”), and Amendment No. 2, dated May 8, 2024 (“Amendment No. 2”), which provided for revolving commitments in an aggregate principal amount of $400.0 million (the "ABL Facility"). The ABL Facility was secured by (i) a first priority pledge of Fluence Energy, Inc.’s equity interests in Fluence Energy, LLC and (ii) first priority security interests in, and mortgages on, substantially all tangible and intangible personal property and material fee-owned real property of Fluence Energy, Inc., Fluence Energy, LLC, and Fluence Energy Global Production Operation, LLC, in each case, subject to customary exceptions and limitations. Borrowings under the ABL Facility were scheduled to mature, and lending commitments thereunder would terminate, on November 22, 2027, which remains the maturity date of borrowings under the 2024 Revolver.
As of the time of our entry into Amendment No. 3 to the ABL Credit Agreement (as discussed below), there were no outstanding borrowings under the ABL Facility or letters of credit outstanding.
For further discussion of the ABL Credit Agreement, refer to “Note 12 - Debt” to our consolidated financial statements included elsewhere in this Annual Report.
2024 Revolver
On August 6, 2024 (the "Amendment Effective Date"), Fluence Energy, Inc. entered into Amendment No. 3 to the ABL Credit Agreement (such agreement, as amended, the "2024 Credit Agreement") in order to (i) convert the existing ABL Facility to a senior secured cash flow revolving credit facility in an initial aggregate principal amount of up to $500.0 million (the "2024 Revolver"), (ii) replace Barclays as administrative agent under the 2024 Credit Agreement with Citibank, N.A., and (iii) make certain other modifications to the 2024 Credit Agreement as set forth therein. Capitalized terms used in this subsection that are not otherwise defined in this subsection are defined in the 2024 Credit Agreement.
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
The 2024 Credit Agreement contains customary covenants for this type of financing, including, but not limited to, covenants that restrict our and certain of our subsidiaries’ ability to: incur indebtedness; incur liens; sell, transfer, or dispose of property and assets; make investments or acquisitions; pay dividends, make distributions or other restricted payments; and engage in affiliate transactions. The 2024 Credit Agreement limits our ability to make certain payments, including dividends and distributions on Fluence Energy, LLC's equity, the Company's equity, and other restricted payments. Under the terms of the 2024 Credit Agreement, Fluence Energy, LLC and its subsidiaries are currently limited in their ability to pay cash dividends to, lend to, or make other investments in the Company, subject to certain exceptions. In addition, we are required to maintain (i) from the Amendment Effective Date through December 31, 2025, Total Liquidity of no less than $150,000,000 at any time, (ii) from January 1, 2026 and thereafter, Total Liquidity of no less than $100,000,000 at any time or a Consolidated Leverage Ratio as of the last day of any Measurement Period not to exceed 3.50:1.00, and (iii) certain other financial requirements at each Guarantor Coverage Test Date. Such covenants are tested on a quarterly basis and upon the occurrence of other certain restricted payments, the incurrence of indebtedness, certain dispositions, and other specified transactions. As of September 30, 2024, we were in compliance with all such covenants.
If an event of default occurs with respect to a borrower, the lenders will be able to, among other things, terminate the commitments immediately, cash collateralize any outstanding letters of credit, declare any loans outstanding to be due and payable in whole or in part, and exercise other rights and remedies. The maturity date and the date of termination of lending commitments under the 2024 Credit Agreement remain unchanged at November 22, 2027. As of September 30, 2024, there are no cash borrowings under the 2024 Revolver, and there are $74.9 million letters of credit outstanding under the 2024 Revolver, with remaining availability of $425.1 million, net of letters of credit issued.

Borrowings Against Note Receivable - Pledged as Collateral
In December 2022, we transferred $24.3 million in customer receivables to Standard Chartered Bank (“SCB”) in the Philippines for proceeds of $21.1 million. The receivables all related to our largest customer in that country. The underlying receivables transferred were previously aggregated into a long term note, with interest, with a maturity date of September 30, 2024. In April 2023, we aggregated and transferred an additional $30.9 million in receivables into a second long term note with the same customer to SCB for proceeds of $27.0 million, upon substantially similar terms as the December 2022 transfer and with a maturity date of December 27, 2024. These transactions are treated as secured borrowings as we did not transfer the entire note receivables due from the customer to SCB. We continue to receive quarterly interest income from the customer, while SCB is responsible for collecting payments on the principal balances which represent the initial receivable balances from the customer. We have no other continuing involvement or exposure related to the underlying receivables. On September 16, 2024, the $24.3 million of receivables were paid in full, resulting in release of the corresponding note and borrowing. As of September 30, 2024, the Company recorded net interest income of $0.3 million, which represents the net of $4.4 million in interest income and $4.1 million in interest expense recorded in “Interest income, net.” As of September 30, 2023, the Company recorded net interest income of $1.0 million, which represents the aggregate of $3.4 million in interest income and $2.4 million in interest expense.

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
During the fiscal year ended September 30, 2024, we sold receivables to CACIB under the MRPA for net proceeds of $71.5 million. At the date of the true sale, the receivables were de-recognized in their entirety from the consolidated balance sheets. We charged a fee to our customer, primarily for providing extended payment terms, in relation to the sale of receivables. We recorded factoring income of $2.1 million and related factoring discount of $2.1 million during the period. The factoring income is recorded in “Other (income) expense, net” and the factoring discount is recorded in “Sales and marketing expense” on the consolidated statements of operations. Proceeds from the sold receivables are reflected in operating cash flows on the consolidated statements of cash flows.
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
On December 8, 2023, AES Grid Stability exercised its redemption right pursuant to the terms of the LLC Agreement with respect to 7,087,500 LLC Interests of Fluence Energy, LLC, together with the corresponding cancellation of an equivalent number of shares of Class B-1 common stock of Fluence Energy, Inc., par value $0.00001 per share (the “AES Redemption” and, together with the Siemens Redemptions, the “Siemens and AES Redemptions”). The Siemens and AES Redemptions resulted in increases in the tax basis of the assets of Fluence Energy, LLC and certain of its subsidiaries. The increases in tax basis and tax basis adjustments increases (for tax purposes) the depreciation and amortization deductions available to Fluence Energy, Inc. and, therefore, may reduce the amount of U.S. federal, state, and local tax that Fluence Energy, Inc. would otherwise be required to pay in the future, although the IRS may challenge all or part of the validity of that tax basis, and a court could sustain such a challenge.
As a result of the tax basis adjustment of the assets of Fluence Energy, LLC and its subsidiaries upon the Siemens Redemption and our possible utilization of certain tax attributes, the payments that we may make under the Tax Receivable Agreement will be substantial. The Redemptions will result in future tax savings of $126.4 million. Siemens and AES will be entitled to receive payments under the Tax Receivable Agreement equaling 85% of such amount, or $107.4 million; assuming, among other factors, (i) we will have sufficient taxable income to fully utilize the tax benefits; (ii) Fluence Energy, LLC is able to fully depreciate or amortize its assets; and (iii) no material changes in applicable tax law. The payments under the Tax Receivable Agreement are not conditioned upon continued ownership of us by the Founders. Although the timing and extent of future payments could vary significantly under the Tax Receivable Agreement for the factors discussed above, we anticipate funding payments from the Tax Receivable Agreement from cash flow from operations of our subsidiaries, available cash or available borrowings under any future debt agreements, and such payments are not anticipated to be dependent upon the availability of proceeds of the IPO. We recorded $1.5 million of Tax Receivable Agreement payment to related party expense for the 2024 tax year. The payment will be finalized after the filing of the Fluence Energy, Inc. U.S. income tax return during the year-ending September 30, 2025.
With the exception of the $1.5 million of Tax Receivable Agreement payment recorded as of September 30, 2024, we determined it is not probable additional payments under the Tax Receivable Agreement would be made, given there is no expectation of future sufficient taxable income over the term of the agreement to utilize deductions in the future. Therefore, the Company has not recognized additional liability, outside of the $1.5 million. Should we determine that the Tax Receivable Agreement payment is probable, a corresponding liability will be recorded and as a result, our future results of operations and earnings could be impacted as a result of these matters.

Credit Support and Reimbursement Agreement
We are party to an Amended and Restated Credit Support and Reimbursement Agreement, dated June 9, 2021, with AES and Siemens Industry (the “Credit Support and Reimbursement Agreement”) whereby they may, from time to time, agree to furnish credit support to us in the form of direct issuances of credit support to our lenders or other beneficiaries or through their lenders’ provision of letters of credit to backstop our own facilities or obligations. Pursuant to the Credit Support and Reimbursement Agreement, if AES or Siemens Industry agree to provide a particular credit support (which they are permitted to grant or deny in their sole discretion), they are entitled to receipt of a credit support fee, reimbursement of actual costs and expenses incurred in having a credit support instrument issued and maintained, and reimbursement for all amounts paid to our lenders or other counterparties, payable upon demand. The Credit Support and Reimbursement Agreement initially expires on June 9, 2025 (the “initial expiration date”), and will automatically and indefinitely continue after such date; except that either AES or Siemens Industry is permitted to terminate the agreement effective at any time on or after the initial expiration date by providing not less than six months prior notice. Any credit support under the Credit Support and Reimbursement Agreement will remain in effect after any such termination until such credit support has been replaced by the Company.
Currently, the Company has outstanding performance guarantees provided by AES and Siemens Industry and their respective affiliates that guarantee Fluence’s performance obligations under certain contracts with Fluence’s customers. These performance guarantees are issued pursuant to the terms of the Credit Support and Reimbursement Agreement. Fluence paid performance guarantee fees to its affiliates in exchange for guaranteeing Fluence’s performance obligations under certain contracts with Fluence’s customers. The guarantee fees are included in “Costs of goods and services” on Fluence’s consolidated statements of operations. Guarantees are also issued by AES and Siemens, pursuant to the terms of the Credit Support and Reimbursement Agreement, in connection with the supplier chain financing program.
Commitments, Guarantees, Letter of Credits, Surety Bonds, and other Off-Balance Sheet Arrangements
As of September 30, 2024, the Company had outstanding bank guarantees, parent guarantees, letters of credit, and surety bonds issued as performance security arrangements for a large number of customer projects. In addition, we have a limited number of parent company guarantees issued as payment security to certain vendors. The Company also has certain battery purchase obligations and spending requirements under our master supply agreement with suppliers. We are also party to both assurance and service-type warranties for various lengths of time. Refer to “Note 14 - Commitments and Contingencies” to our consolidated financial statements included elsewhere in this Annual Report for more information regarding our contingent obligations, including off-balance sheet arrangements and legal contingencies.
Historical Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities for the periods presented.

	Fiscal Year Ended September 30,		Change	Change %
in thousands	2024	2023
Net cash provided by (used in) operating activities	$79,685	$(111,927)	$191,612	171.2%
Net cash (used in) provided by investing activities	(18,975)	94,437	(113,412)	120.1%
Net cash (used in) provided by financing activities	(8,676)	52,595	(61,271)	(116.5)%
Net cash flows provided by operating activities was $79.7 million for the fiscal year ended September 30, 2024, compared to net cash used in operating activities of $111.9 million for the fiscal year ended September 30, 2023, representing a change of $191.6 million in net cash provided by operating activities. The change was mainly due an increase of $135.2 million in net income and improvement in cash provided by working capital balances of $37.8 million. The details of cash provided by (used in) operations for each period are described below:

Net cash flows provided by operating activities of $79.7 million for the fiscal year ended September 30, 2024, was primarily due to (i) net income of $30.4 million (ii) increases in accounts payable of $370.1 million due to the timing, as compared to fiscal year 2023, payments to various vendors, and (iii) net positive effects of changes in current accruals and provisions of $160.2 million. These cash inflows were partially offset by (i) deferred revenue, inclusive of related parties decreasing in aggregate by $82.0 million, and (ii) receivables, inclusive of trade, unbilled accounts receivable and related parties increasing in aggregate by $393.8 million, due to timing of various customer project billings and cash collections in accordance with contract milestone payment schedules.

Net cash flows used in operating activities of $111.9 million for the fiscal year ended September 30, 2023, were primarily due to (i) net loss of $104.8 million, (ii) decreases in accounts payable of $242.3 million due to timing of purchases and payments to various vendors (iii) deferred revenue, inclusive of related parties decreasing in aggregate by $198.4 million, due to timing of various customer project billings and cash collections in accordance with contract milestone payment schedules. These cash outflows were offset by positive effects of utilization of inventory of $432.8 million.

Net cash flows used in investing activities were $19.0 million for the fiscal year ended September 30, 2024 which were primarily due to capital expenditures on software of $10.9 million and purchases of property and equipment of $8.1 million. Net cash flows provided by investing activities were $94.4 million for the fiscal year ended September 30, 2023 which were primarily due to $111.7 million from proceeds from maturities of short-term investments, offset by $5.0 million in payments for purchase of investment in joint venture, $9.2 million in capital expenditures on software, and $3.0 million in purchases of property and equipment.
Net cash flows used in financing activities were $8.7 million for the fiscal year ended September 30, 2024, which were primarily related to (i) $8.5 million in payments related to debt issuance costs for the ABL Facility and 2024 Revolver, (ii) $3.9 million in payments for a previously acquired company (Nispera), and (iii) $1.7 million related to Class A common stock withheld related to settlement of employee taxes for stock-based compensation awards, partially offset by $5.3 million of proceeds from the exercise of stock options during the period. Net cash flows provided by financing activities in fiscal year ended September 30, 2023 of $52.6 million were primarily driven by $48.2 million in proceeds from the borrowing against note receivable - pledged as collateral and $7.2 million in proceeds from the exercise of stock options, partially offset by $2.8 million in cash outflows related to Class A common stock withheld related to settlement of employee taxes for stock-based compensation awards.
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
Revenue Recognition - Sale of Energy Storage Products and Solutions
The Company enters into contracts with utility companies, developers, and commercial and industrial customers to design and build battery-based energy storage products. Our projects have a lead time from date of contract execution to substantial completion, typically ranging from approximately twelve up to eighteen months. Generally, we must design the project, as each storage solution is customized depending on the customer’s energy needs, procure the major equipment, obtain manufacturing slots from our contract manufacturers, coordinate the logistics, and assemble the solution prior to delivery and installation at our customer project sites. These actions must be completed timely to adhere to customer schedules and milestones. Depending on the scope of the project we may be responsible for the installation of the equipment. After the equipment is installed, we are responsible for commissioning. The Company recognizes revenue over time as we transfer control of our product to the customer. This transfer of control to the customer occurs as the project is being built in accordance with the contract or is supported by clauses in the contracts that provide enforceable rights to payment of the transaction price associated with work performed to date for products that do not have an alternative use to the Company. Revenue is recognized using the percentage of completion (“POC”) method based on actual cost incurred as a percentage of total estimated contract costs. Standard inventory materials (including batteries, enclosures, chillers, and others, which are assembled into “cubes”) that could be used interchangeably on other projects are included in our measure of progress when they are integrated into, or restricted to a specific customer’s project such that we no longer have the ability to direct their use for other purposes. Contract costs include all direct material and labor costs related to contract performance. As the cost of the assembled cubes comprise a substantial portion of the total estimated contract costs, our pattern of revenue recognition may vary materially from period to period. Our judgement on when costs should be included in the measure of progress has a material impact on revenue recognition.
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

The Company determines the transaction price based on the consideration expected to be received which includes estimates of variable consideration that are included in the transaction price in accordance with ASC 606. The transaction price identified is allocated to each distinct performance obligation to deliver a good or service based on the relative standalone selling prices. For our energy storage products and solutions, services, and digital applications contracts where there are multiple performance obligations in a single contract or we sign separate contracts at or near the same time with the same customer that meet the criteria for combination, the Company allocates the transaction price to the various obligations in the contract based on the relative standalone selling price. Standalone selling prices are estimated based on estimated costs plus margin taking into consideration pricing history and market factors. Generally, our revenues recognized are not sensitive to the Company’s determination of standalone selling prices.

We assess any variable consideration using an expected value method which computes a weighted average amount based on a range of potential outcomes. Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty is resolved. Estimating variable consideration requires certain estimates and assumptions, including whether and by how much a project will be delayed or if we will not meet certain performance specifications per the contract.

Our contracts generally provide our customers the right to liquidated damages (“LDs”) against Fluence in the event specified milestones are not met on time or equipment is not delivered according to contract specifications. Liquidated damages are accounted for as variable consideration and the contract price is reduced by the expected LD amount when recognizing revenue. The existence and measurement of LDs may also be impacted by our judgments about the probability of favorable outcomes of customer disputes involving whether certain events qualify as force majeure or the reason for the events that caused project delays. Variable consideration for liquidated damages is estimated using the expected value method.
Fluence may incur additional costs to execute on the performance of a contract. When this happens, we typically attempt to recover these costs via a change order with the customer. When this fact pattern occurs, it can create a timing difference between when we have incurred the cost versus when we record the proportionate revenue, since costs are recognized immediately when incurred and the revenue is recognized based upon the transaction price, which is usually increased upon signing a respective change order with the customer.
When shipping and handling activities are performed after the customer obtains control of the product, we elect to account for shipping and handling as activities to fulfill the promise to transfer the product.
Revenue is recorded net of any taxes assessed on and collected from customers, which are remitted to the governmental authorities.
Customer payments are due upon meeting certain milestones as defined in the contract, which are generally consistent with contract-specific phases of a project.
Pre-contract costs with no future benefit are expensed in the period in which they are incurred.
Refer to “Note 2 - Summary of Significant Accounting Policies and Estimates” to our consolidated financial statements included elsewhere in this Annual Report for further discussion of other accounting policies and estimates including income taxes, goodwill, and loss contracts.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Market risk is the potential loss that may result from market changes associated with our business or with an existing or forecasted financial transactions. We are exposed to various market risks in the ordinary course of our business which are discussed below. We monitor our underlying market risk exposures on an ongoing basis and believe that we can modify or adapt any hedging or related market risk strategies as needed. The disclosures presented in this Item 7A are based upon a number of assumptions; actual effects may differ. The safe harbor provided in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act shall apply to the disclosures contained in this Item 7A. For further information regarding market risk, see Part I, Item 1A. “Risk Factors” titled “Significant changes in the cost and/or availability of raw materials and components that are incorporated into our energy storage products could adversely affect our business, results of operations, and future prospects,” and “We are exposed to fluctuations in currency exchange rates, which could negatively affect our operating results”, and “An increase in interest rates or a reduction in the availability of tax equity or project debt capital or project financing in the global financial markets could make it difficult for end customers to finance the cost of a renewable energy storage system and could reduce the demand for our energy storage solutions”.
Credit Risk
Credit risk refers to the risk that a counterparty may default on its contractual obligations resulting in a loss to us. Our counterparties for sale of our energy storage solutions and delivery service are customers including conglomerates, utilities / load-serving entities, independent power producers, developers, and C&I customers in the United States and other countries. A loss of one or more of our significant customers, including AES and its affiliates, their inability to perform under their contracts, or their default in payment could harm our business and negatively impact revenue, results of operations, and cash flows. Credit policies have been approved and implemented to govern our portfolio of counterparties with the objective of mitigating credit losses. These policies establish guidelines, controls, and limits to manage credit risk within approved tolerances by mandating an appropriate evaluation of the financial condition of existing and potential counterparties, monitoring agency credit ratings, and by implementing credit practices that limit exposure according to the risk profiles of the counterparties. In addition, customers are required to make milestone payments based on their project’s progress. We may also, at times, require letters of credit, parent guarantees, cash collateral, or other credit support when deemed necessary.
Our overall exposure may be affected positively or negatively by macroeconomic factors or regulatory changes that impact our counterparties to one extent or another. Currently, management does not anticipate a material adverse effect in our financial position or results of operations as a consequence of counterparty non-performance. We continuously monitor the creditworthiness of all our counterparties.

Foreign Currency Risk
Our reporting currency is the U.S. dollar, while certain of our current subsidiaries have other functional currencies, reflecting their principal operating markets. Fluctuations in currency exchange rates between the U.S. dollar and the Euro, the British pound, the Australian dollar, the Canadian Dollar, and the Swiss Franc in our current foreign markets could create significant fluctuations in earnings and cash flows. We use foreign currency forward contracts and may designate these instruments as cash flow hedges to manage our exposure to the foreign currency impact of intercompany sales of inventory to regional entities by our centralized procurement entity. To date, we have not had material exposure to foreign currency fluctuations, and a hypothetical 10% increase or decrease in the foreign currency exchange rates in comparison to the value of the U.S. dollar would not have a material effect on our operating results.
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
Interest Rate Risk

During fiscal year 2024, we were exposed to interest rate risk in connection with borrowings under the Revolver and the ABL Facility, which bore interest at floating rates. In addition, we are exposed to interest rate risk in connection with borrowings under the 2024 Revolver, which bears interest at floating rates. Effective November 22, 2023, we terminated the Revolver and entered into the ABL Credit Agreement, under which borrowings bore a variable interest rate based on the Adjusted Term SOFR Rate, Alternate Base Rate, Adjusted EURIBOR Rate, or Adjusted Daily Compounded CORRA Rate, plus applicable margin depending on available excess availability (each as defined in the ABL Credit Agreement). Effective August 6, 2024, we entered into the 2024 Credit Agreement, under which borrowings bear a variable interest rate based on the Alternate Base Rate, Term SOFR Rate, Adjusted EURIBOR Rate, or Daily Simple RFR, plus applicable margin (each as defined in the 2024 Credit Agreement). As of September 30, 2024, there are no cash borrowings under the 2024 Revolver.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page
Schedule I	123
Schedule II	127

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Fluence Energy, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Fluence Energy, Inc. (the Company) as of September 30, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, members’ equity (deficit) and mezzanine equity and cash flows for each of the three years in the period ended September 30, 2024, the related notes and the financial statement schedules listed in the Index at Item 8 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 29, 2024 expressed an adverse opinion thereon.
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

Revenue Recognition – Transfer of Control
Description of the Matter
As described in Notes 2 and 3 to the consolidated financial statements, the Company recognized $2,648 million of revenue from the sale of battery-based energy storage solutions. Revenue from these sales is recognized over time, using the percentage of completion method based on costs incurred as a percentage of total estimated contract costs. Standard inventory materials (including batteries, enclosures, chillers, and others, which are assembled into “cubes”) that could be used interchangeably on other projects are included in the measure of progress when they are integrated into, or restricted to, the specific customer project. Due to the significance of the costs associated with cubes, the inclusion of such costs in the measure of progress has a material impact on revenue recognition.

Auditing the Company’s revenue recognition required a high degree of auditor judgment and more extensive audit procedures due to the complexity involved in determining whether the costs associated with cubes are appropriately included in the measure of progress in the Company’s percentage of completion calculation.

How We Addressed the Matter in Our Audit
To evaluate whether costs associated with cubes were appropriately included in the measure of progress when revenue was recognized, our audit procedures included, among others, selecting a sample of customer contracts and reviewing them, including any change orders, to understand the terms impacting when the cubes were integrated into or restricted to the customer’s project. We also obtained confirmation from customers of the contractual terms as well as the timing and quantity of cubes delivered, and, in the absence of an executed change order, that the customer had requested delivery to an alternate location and had accepted legal title to the cubes. Additionally, we inspected the cubes at a sample of the customers’ locations. In order to verify the completeness and accuracy of the Company’s records, we also inspected shipping documents and obtained confirmation of the quantity and timing of cube shipments to customer locations directly from the Company’s contract manufacturers.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2018.
Tysons, VA
November 29, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Fluence Energy, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Fluence Energy, Inc.’s internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Fluence Energy, Inc. (the Company) has not maintained effective internal control over financial reporting as of September 30, 2024, based on the COSO criteria.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2024 consolidated financial statements of the Company. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and this report does not affect our report dated November 29, 2024, which expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

Tysons, VA
November 29, 2024

FLUENCE ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(U.S. Dollars in Thousands, except per share or share amounts)

	September 30,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$448,685	$345,896
Restricted cash	46,089	106,835
Trade receivables, net	216,458	103,397
Unbilled receivables	172,115	192,064
Receivables from related parties	362,523	58,514
Advances to suppliers	174,532	107,947
Inventory, net	182,601	224,903
Current portion of notes receivable - pledged as collateral	30,921	24,330
Other current assets	46,519	31,074
Total current assets	1,680,443	1,194,960
Non-current assets:
Property and equipment, net	15,350	12,771
Intangible assets, net	60,002	55,752
Goodwill	27,482	26,020
Deferred income tax asset, net	8,880	86
Note receivable - pledged as collateral	—	30,921
Other non-current assets	110,031	31,639
Total non-current assets	221,745	157,189
Total assets	$1,902,188	$1,352,149
Liabilities, and stockholders’ equity
Current liabilities:
Accounts payable	$436,744	$65,376
Deferred revenue	274,499	273,164
Deferred revenue with related parties	38,162	110,274
Current portion of borrowings against note receivable - pledged as collateral	30,360	22,539
Personnel related liabilities	58,584	52,174
Accruals and provisions	338,311	175,960
Taxes payable	57,929	29,465
Other current liabilities	24,246	16,711
Total current liabilities	1,258,835	745,663
Non-current liabilities:
Deferred income tax liability	7,114	4,794
Borrowings against note receivable - pledged as collateral	—	28,024
Other non-current liabilities	29,100	17,338
Total non-current liabilities	36,214	50,156
Total liabilities	1,295,049	795,819
Commitments and Contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.00001 per share, 10,000,000 share authorized; no shares issued and outstanding as of September 30, 2024 and 2023	—	—
Class A common stock, $0.00001 par value per share, 1,200,000,000 shares authorized; 130,207,845 shares issued and 129,421,797 shares outstanding as of September 30, 2024; 119,593,409 shares issued and 118,903,435 shares outstanding as of September 30, 2023	1	1
Class B-1 common stock, $0.00001 par value per share, 134,325,805 shares authorized; 51,499,195 shares issued and outstanding as of September 30, 2024; $0.00001 par value per share, 200,000,000 shares authorized; 58,586,695 shares issued and outstanding as of September 30, 2023	—	—

Class B-2 common stock, $0.00001 par value per share, 200,000,000 shares authorized; no shares issued and outstanding as of September 30, 2024 and 2023	—	—
Treasury stock, at cost	(9,460)	(7,797)
Additional paid-in capital	634,851	581,104
Accumulated other comprehensive (loss) income	(1,840)	3,202
Accumulated deficit	(151,448)	(174,164)
Total stockholders’ equity attributable to Fluence Energy, Inc.	472,104	402,346
Non-controlling interest	135,035	153,984
Total stockholders’ equity	607,139	556,330
Total liabilities, stockholders’ equity	$1,902,188	$1,352,149
The accompanying notes are an integral part of these consolidated financial statements

FLUENCE ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. Dollars in Thousands, except per share amounts or share amounts)

	Fiscal Year Ended September 30,
	2024	2023	2022
Revenue	$1,601,563	$1,564,169	$552,271
Revenue from related parties	1,096,999	653,809	646,332
Total revenue	2,698,562	2,217,978	1,198,603
Cost of goods and services	2,357,482	2,077,023	1,260,957
Gross profit (loss)	341,080	140,955	(62,354)
Operating expenses:
Research and development	66,195	66,307	60,142
Sales and marketing	63,842	41,114	37,207
General and administrative	172,996	136,308	116,710
Depreciation and amortization	11,426	9,835	7,108
Interest income, net	(5,676)	(5,388)	(326)
Other (income) expense, net	(7,276)	(6,952)	4,625
Income (loss) before income taxes	39,573	(100,269)	(287,820)
Income tax expense	9,206	4,549	1,357
Net income (loss)	$30,367	$(104,818)	$(289,177)
Net income (loss) attributable to non-controlling interest	$7,651	$(35,198)	$(184,692)
Net income (loss) attributable to Fluence Energy, Inc.	$22,716	$(69,620)	$(104,485)

Weighted average number of Class A common shares outstanding
Basic	126,180,011	116,448,602	69,714,054
Diluted	184,034,832	116,448,602	69,714,054
Income (loss) per share of Class A common stock
Basic	$0.18	$(0.60)	$(1.50)
Diluted	$0.13	$(0.60)	$(1.50)

The accompanying notes are an integral part of these consolidated financial statements

FLUENCE ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(U.S. Dollars in Thousands)

	Fiscal Year Ended September 30,
	2024	2023	2022
Net income (loss)	$30,367	$(104,818)	$(289,177)

(Loss) gain on foreign currency translation, net of tax	(598)	586	5,091
Loss on cash flow hedges, net of tax	(6,276)	—	—
Actuarial (loss) gain on pension liabilities, net of tax	(211)	15	251
Total other comprehensive (loss) income	(7,085)	601	5,342
Total comprehensive income (loss)	$23,282	$(104,217)	$(283,835)
Comprehensive income (loss) attributable to non-controlling interest	$5,608	$(35,015)	$(182,345)
Total comprehensive income (loss) attributable to Fluence Energy, Inc.	$17,674	$(69,202)	$(101,490)

The accompanying notes are an integral part of these consolidated financial statements

FLUENCE ENERGY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY MEMBERS’ EQUITY (DEFICIT) AND MEZZANINE EQUITY
(U.S. Dollars in Thousands, except Shares)

	Mezzanine Equity	Members’ capital contributions	Class A Common Stock		Class B-1 Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Non-Controlling interest	Total stockholders’ equity and members’ deficit
			Shares	Amount	Shares	Amount				Shares	Amount
Balance at September 30, 2021	$117,235	$106,152	—	$—	—	$—	$—	$(279,301)	$(285)	—	$—	$—	$(173,434)
Net loss prior to the Transactions	—	—	—	—	—	—	—	—	—	—	—	(20,317)	$(20,317)
Other comprehensive income prior to the Transactions, net of tax	—	—	—	—	—	—	—	—	175	—	—	—	$175
Effect of the Transactions related to the IPO	(117,235)	(106,152)	18,493,275	—	—	—	(24,091)	279,301	75	—	—	(31,899)	$117,234
Issuance of Class A common stock in IPO, net of issuance costs	—	—	35,650,000	—	—	—	295,740	—	—	—	—	640,021	$935,761
Founders stock issuance	—	—	—	—	117,173,390	1	—	—	—	—	—	—	$1
Net loss subsequent to the Transactions	—	—	—	—	—	—	—	(104,485)	—	—	—	(164,375)	$(268,860)
Stock-based compensation	—	—	1,427,662	—	—	—	35,450	—	—	—	—	—	$35,450
Class A common stock withheld related to settlement of employee taxes for stock-based compensation awards	—	—	(550,904)	—	—	—	—	—	—	550,904	(5,013)	—	$(5,013)
Effect of Siemens Industry redemption of Class B-1 common stock for Class A common stock	—	—	58,586,695	1	(58,586,695)	(1)	227,699	—	—	—	—	(227,699)	$—
Effect of remeasurement of non-controlling interest due to other share transactions	—	—	—	—	—	—	4,701	—	—	—	—	(4,701)	$—
Proceeds from exercise of stock options	—	—	1,266,393	—	—	—	3,103	—	—	—	—	—	$3,103
Adoption of Accounting Standards	—	—	—	—	—	—	—	(59)	—	—	—	—	$(59)
Other comprehensive income subsequent to the Transactions, net of tax	—	—	—	—	—	—	—	—	2,819	—	—	2,348	$5,167
Balance at September 30, 2022	$—	$—	114,873,121	$1	58,586,695	$—	$542,602	$(104,544)	$2,784	550,904	$(5,013)	$193,378	$629,208

	Class A Common Stock		Class B-1 Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock		Non-Controlling interest	Total stockholders’ equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at September 30, 2022	114,873,121	$1	58,586,695	$—	$542,602	$(104,544)	$2,784	550,904	$(5,013)	$193,378	$629,208
Net loss	—	—	—	—	—	(69,620)	—	—	—	(35,198)	$(104,818)
Stock-based compensation	1,171,496	—	—	—	26,920	—	—	—	—	—	$26,920
Class A common stock withheld related to settlement of employee taxes for stock-based compensation awards	(139,070)	—	—	—	—	—	—	139,070	(2,784)	—	$(2,784)
Effect of remeasurement of non-controlling interest due to other share transactions	—	—	—	—	4,379	—	—	—	—	(4,379)	$—
Proceeds from exercise of stock options	2,997,888	—	—	—	7,203	—	—	—	—	—	$7,203
Gain on foreign currency translation, net of tax	—	—	—	—	—	—	408	—	—	178	$586
Actuarial gain on pension liabilities, net of tax	—	—	—	—	—	—	10	—	—	5	$15
Balance at September 30, 2023	118,903,435	$1	58,586,695	$—	$581,104	$(174,164)	$3,202	689,974	$(7,797)	$153,984	$556,330

	Class A Common Stock		Class B-1 Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Non-Controlling interest	Total stockholders’ equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at September 30, 2023	118,903,435	1	58,586,695	—	581,104	(174,164)	3,202	689,974	(7,797)	153,984	556,330
Net Income	—	—	—	—		22,716	—	—	—	7,651	30,367
Stock-based compensation	997,721	—	—	—	23,855		—	—	—		23,855
Class A common stock withheld related to settlement of employee taxes for stock-based compensation awards	(96,074)	—	—	—	—	—	—	96,074	(1,663)	—	(1,663)
Effect of AES Grid Stability redemption of Class B-1 common stock for Class A common stock	7,087,500		(7,087,500)	—	21,428	—	—	—	—	(21,428)	—
Effect of remeasurement of non-controlling interest due to other share transactions	354,134	—	—	—	3,129	—	—	—	—	(3,129)	—
Proceeds from exercise of stock options	2,175,081	—	—	—	5,335	—	—	—	—		5,335
Loss on foreign currency translation, net of tax	—	$—	—	—	$—	$—	$(411)	—	$—	$(187)	$(598)
Actuarial loss on pension liabilities, net of tax	—	$—	—	—	$—	$—	$(151)	—	$—	$(60)	$(211)
Loss on cash flow hedges, net of tax	—	$—	—	—	$—	$—	$(4,480)	—	$—	$(1,796)	$(6,276)
Balance at September 30, 2024	129,421,797	$1	51,499,195	—	$634,851	$(151,448)	$(1,840)	786,048	$(9,460)	$135,035	$607,139

The accompanying notes are an integral part of these consolidated financial statements

FLUENCE ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. Dollars in Thousands)

	Fiscal Year Ended September 30,
	2024	2023	2022
Operating activities
Net income (loss)	$30,367	$(104,818)	$(289,177)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	14,482	10,665	7,108
Amortization of debt issuance costs	3,091	914	778
Inventory provision (recovery)	23,972	(1,029)	2,529
Stock-based compensation	23,855	26,920	44,131
Deferred income taxes	(6,719)	2,542	516
Changes in operating assets and liabilities:
Trade receivables	(114,577)	(13,397)	(29,161)
Unbilled receivables	24,747	(50,503)	(36,550)
Receivables from related parties	(303,963)	53,611	(78,666)
Advances to suppliers	(64,258)	(36,490)	(45,024)
Inventory	21,731	432,767	(265,477)
Other current assets	(10,986)	(36,828)	1,364
Other non-current assets	(28,100)	(16,632)	(35,208)
Accounts payable	370,124	(242,268)	150,507
Deferred revenue with related parties	(72,201)	(191,431)	80,575
Deferred revenue	(9,796)	(6,934)	201,028
Current accruals and provisions	160,206	(12,360)	(2,522)
Taxes payable	22,799	15,753	(1,779)
Other current liabilities	18,185	39,467	6,362
Other non-current liabilities	(23,274)	18,124	(3,719)
Insurance proceeds received	—	—	10,000
Net cash provided by (used in) operating activities	79,685	(111,927)	(282,385)
Investing activities
Purchase of equity securities	—	—	(1,124)
Proceeds from maturities of short-term investments	—	111,674	—
Purchases of short-term investments	—	—	(110,144)
Payments for purchase of investment in joint venture	—	(5,013)	—
Capital expenditures on software	(10,860)	(9,235)	—
Payments for acquisition of businesses, net of cash acquired	—	—	(29,215)
Purchase of property and equipment	(8,115)	(2,989)	(7,934)
Net cash (used in) provided by investing activities	(18,975)	94,437	(148,417)
Financing activities
Repayment of promissory notes – related parties	—	—	(50,000)
Repayment of line of credit	—	—	(50,000)
Proceeds from borrowing against note receivable - pledged as collateral	—	48,176	—
Class A common stock withheld related to settlement of employee taxes for stock-based compensation awards	(1,663)	(2,784)	(5,013)
Proceeds from exercise of stock options	5,335	7,203	3,103
Payment of transaction costs related to issuance of Class B membership units	—	—	(6,320)
Payments of debt issuance costs	(8,456)	—	(3,375)
Proceeds from issuance of Class A common stock sold in an IPO, net of underwriting discounts and commissions	—	—	935,761
Payments of deferred equity issuance cost	—	—	(7,103)

Payments for acquisitions	(3,892)	—	—
Net cash (used in) provided by financing activities	(8,676)	52,595	817,053
Effect of exchange rate changes on cash and cash equivalents	3,941	(2,095)	5,401
Net increase (decrease) in cash and cash equivalents	55,975	33,010	391,652
Cash, cash equivalents, and restricted cash as of the beginning of the period	462,731	429,721	38,069
Cash, cash equivalents, and restricted cash as of the end of the period	$518,706	$462,731	$429,721
Supplemental disclosure of cash flow information
Interest paid	$3,022	$2,336	$1,127
Cash paid for income taxes	$2,661	$1,240	$2,068
The accompanying notes are an integral part of these consolidated financial statements

FLUENCE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.Organization and Operations
Fluence Energy, Inc., a Delaware corporation (the “Company”), was formed on June 21, 2021. We conduct our business operations through Fluence Energy, LLC and its direct and indirect subsidiaries. Fluence Energy, LLC was formed on June 30, 2017 as a joint venture between Siemens Industry, Inc. (“Siemens Industry”), an indirect subsidiary of Siemens AG (“Siemens”), and AES Grid Stability, LLC (“AES Grid Stability”), an indirect subsidiary of The AES Corporation (“AES”), and commenced operations on January 1, 2018. We refer to Siemens Industry and AES Grid Stability as the “Founders” in this Annual Report on Form 10-K for the fiscal year ended September 30, 2024 (this “Report”).
Upon the completion of our IPO on November 1, 2021, Fluence Energy, Inc. became a holding company whose sole material assets are the limited liability company interests (the “LLC Interests”) in Fluence Energy, LLC. All of our business is conducted through Fluence Energy, LLC, together with its subsidiaries, and the financial results of Fluence Energy, LLC are consolidated in our financial statements. Fluence Energy LLC is taxed as a partnership for federal income tax purposes and, as a result, its members, including Fluence Energy, Inc., will pay income taxes with respect to their allocable shares of its net taxable income. As of September 30, 2024, Fluence Energy, LLC had subsidiaries including Fluence Energy GmbH in Germany, Fluence Energy Pty Ltd. in Australia, Fluence Energy Inc. in the Philippines, Fluence Energy Chile SpA in Chile, Fluence Energy B.V. in Netherlands, Fluence Energy Global Production Operation, LLC in the United States, Fluence BESS India Private Ltd in India, Fluence Energy AG in Switzerland, Fluence Energy UK Ltd. in the United Kingdom, Fluence Energy Canada Inc in Canada, Fluence Energy Singapore Pte Ltd in Singapore, Fluence Energy Taiwan Ltd. in Taiwan, and Fluence Energy Ireland Limited in Ireland. Except where the content clearly indicates otherwise, reference to “Fluence,” “we,” “us,” “our” or “the Company” refers to Fluence Energy, Inc. and all of its direct and indirect subsidiaries, including Fluence Energy, LLC. When used in a historical context that is prior to the completion of the IPO, “we,” “us,” “our” or “the Company” refer to Fluence Energy, LLC and its subsidiaries.
Our fiscal year begins on October 1 and ends on September 30. References to “fiscal year 2022,” “fiscal year 2023,” and “fiscal year 2024” refer to the fiscal years ended September 30, 2022, September 30, 2023, and September 30, 2024, respectively.
The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer. The Company’s CODM reviews financial information on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, the Company has determined that it operates in one operating segment, which corresponds to one reportable segment.
QFH’s Investment in Fluence Energy, LLC
On December 27, 2020, Fluence Energy, LLC entered into an agreement with QIA Florence Holdings LLC (“QFH” or the “Blocker Company”) for a $125.0 million investment and in exchange, QFH was issued 18,493,275 Class B units of Fluence Energy, LLC. QFH is an affiliate of the Qatar Investment Authority (“QIA”), the sovereign wealth fund of Qatar, and its subsidiaries and affiliates. At September 30, 2021, the investment was recognized at carrying value within mezzanine equity on the consolidated balance sheets. As part of the transactions related to our initial public offering, which closed on November 1, 2021, QFH elected to convert their Class B units to the common stock of Fluence Energy, Inc., which was a conversion available to all of the holders of Fluence Energy, LLC Class A and Class B units. Accordingly, as of September 30, 2024, no mezzanine equity is recorded on the consolidated balance sheets.
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
Immediately following the consummation of the Transactions:
•Fluence Energy, Inc. became a holding company. As the sole managing member of Fluence Energy, LLC, Fluence Energy, Inc. controlled and continues to control the business and affairs of Fluence Energy, LLC and its direct and indirect subsidiaries;
•Fluence Energy, Inc. owned, directly or indirectly, 54,143,275 LLC Interests, representing approximately 31.6% of the economic interest in Fluence Energy, LLC;

•the Founders owned 117,173,390 LLC Interests in Fluence Energy, LLC, representing approximately 68.4% of the economic interest in Fluence Energy, LLC;
•the public investors in our IPO owned 35,650,000 shares of Class A common stock of Fluence Energy, Inc., representing approximately 65.8% of the economic interest in Fluence Energy, Inc.;
•Qatar Holding LLC owned 18,493,275 shares of Class A common stock of Fluence Energy, Inc., representing approximately 34.2% of the economic interest in Fluence Energy, Inc.; and
•the Founders owned 117,173,390 shares of Class B-1 common stock of Fluence Energy, Inc.
Siemens Industry Redemption
On June 30, 2022, Siemens Industry, Inc. exercised its redemption right pursuant to the terms of the Third Amended and Restated Limited Liability Company Agreement of Fluence Energy, LLC (the “LLC Agreement”) with respect to its entire holding of 58,586,695 LLC Interests, together with the corresponding cancellation of an equivalent number of shares of Class B-1 common stock of Fluence Energy, Inc., par value $0.00001 per share (“Class B-1 common stock”) (the “Siemens Redemption”). The Company elected to settle the Siemens Redemption through the issuance of 58,586,695 shares of the Company’s Class A common stock. The Siemens Redemption settled on July 7, 2022.
The Siemens Redemption increased the beneficial ownership interest of the Company in Fluence Energy, LLC to 66.08% as of June 30, 2022. The impact of the change in ownership interest did not result in a change in control. The Siemens Redemption has been accounted for as an equity transaction and the carrying amount of non-controlling interest has been adjusted. Refer to “Consolidated statements of changes in stockholders’ equity, members’ equity (deficit) and mezzanine equity” included herein for more information on the impacts of this redemption to stockholders’ equity.
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
The AES Redemption increased the beneficial ownership interest of the Company in Fluence Energy, LLC to 71.12% as of December 8, 2023. The impact of the change in ownership interest did not result in a change in control. The AES Redemption has been accounted for as an equity transaction and the carrying amount of the non-controlling interest has been adjusted. Refer to “Consolidated statements of changes in stockholders’ equity, members’ equity (deficit) and mezzanine equity” included herein for more information on the impacts of this redemption to stockholders’ equity.
2.Summary of Significant Accounting Policies and Estimates
Principles of Accounting and Consolidation
The accompanying consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and under the rules of the U.S. Securities and Exchange Commission (the “SEC”). The accompanying consolidated financial statements include the accounts of Fluence Energy, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Non-Controlling Interest

As the sole managing member of Fluence Energy, LLC, Fluence Energy, Inc. operates and controls all the business and affairs of Fluence Energy, LLC and, through Fluence Energy, LLC and its direct and indirect subsidiaries, conducts the Company’s business. Fluence Energy, LLC is a variable interest entity, of which Fluence Energy, Inc. beneficially owns a 71.53% interest as of September 30, 2024. For accounting purposes, Fluence Energy, Inc. is considered the primary beneficiary and therefore consolidates the results of Fluence Energy, LLC and its direct and indirect subsidiaries. The table below summarizes the ownership structure at the end of each respective period:

	September 30,
	2024	2023
Controlling Interest Ownership	71.53%	66.99%
Non-Controlling Interest Ownership (AES)	28.47%	33.01%
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. Items subject to such estimates and assumptions include: the relative fair value allocations to contingencies with multiple elements, the carrying amount and estimated useful lives of long-lived assets; impairment of goodwill, intangible assets, and long-lived assets; valuation allowances for inventories; deferred tax assets; revenue recognized under the percentage-of-completion method; transaction price estimates with variable consideration; accrued bonuses; and various project related provisions including, but not limited to, estimated losses and warranty obligations.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash at the end of each respective period as shown in the Company’s consolidated balance sheets.

	September 30,
in thousands	2024	2023
Cash and cash equivalents	$448,685	$345,896
Restricted cash	46,089	106,835
Restricted cash included in “Other non-current assets”	23,932	10,000
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$518,706	$462,731
Restricted cash consisted of the following:

	September 30,
in thousands	2024	2023
Collateral for credit card program	$2,757	$2,644
Collateral for outstanding bank guarantees	31,360	102,586
Collateral for surety program	9,551	—
Term deposits	2,421	1,605
Collateral for surety program included in “Other non-current assets”	23,932	10,000
Total restricted cash	$70,021	$116,835

Receivables
Trade receivables represent actual billings that are generally due within 30 days from the invoice date, and do not bear interest. Unbilled receivables represent the excess of revenues recognized over billings to date on certain contracts. Receivables are carried at amounts billed, less any reserves for credit losses, if any. The Company periodically assesses collectability of accounts receivable and records an expected credit loss for the estimated uncollectible amount when deemed appropriate. As of September 30, 2024 and 2023, reserve for credit losses was approximately $2.9 million and $0.2 million, respectively.
Advances are given to suppliers based on the contract terms of respective agreements and are presented on a separate line on the consolidated balance sheets. These advances are recovered through the receipt of goods and services mainly used in the production of energy storage products.

Leases
The Company accounts for its leases in accordance with ASC 842, Leases. The Company leases offices, land, warehouses, and equipment. Leases are categorized at their commencement date and lease-related assets and liabilities are recognized for all leases with an initial term of 12 months or greater. The Company evaluates renewal options at commencement and on an ongoing basis and includes options that are reasonably certain to exercise in its expected lease terms when classifying leases and measuring lease liabilities. The Company’s incremental borrowing rate is used to determine the present value of the lease payments over the lease term for leases, as these leases typically do not have a stated borrowing rate. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. Refer to “Note 8 - Leases” in these consolidated financial statements for our policies and disclosures related to leases.

Foreign Currency Transactions

An entity’s functional currency is the currency of the primary economic environment in which the entity operates and is generally the currency in which the entity generates and expends cash. The reporting currency of the Company is the U.S. dollar. For all Fluence subsidiary entities whose functional currency is not in U.S. Dollar, the balance sheet and income statement are translated into US Dollar using the ending balance sheet rate and weighted average rate, respectively. Translation adjustments are included as a separate component on the consolidated statement of comprehensive income (loss), and in “Effect of exchange rate changes on cash and cash equivalents” on the consolidated statement of cash flows. Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency of the respective subsidiary entity. Transaction gains and losses are recognized in “Other (income) expense, net” in the consolidated statements of operations.

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

Collaborative Arrangements

Under ASC 808, Collaborative Arrangements, a collaboration arrangement exists when the parties, who are active participants in a joint operating activity, are exposed to significant risks and rewards. In September 2020, Fluence entered into a supply agreement with a battery manufacturer to design, develop, manufacture and sell a lithium-ion battery module and related system. Under the agreement, Fluence has the right to further develop and sell certain intellectual property that will be developed under the arrangement and owned by the manufacturer in exchange for royalty payments. Further, the manufacturer has the right to further develop and sell certain intellectual property that will be developed and owned by Fluence in exchange for royalties payable to Fluence. Development costs paid by Fluence to the manufacturer are presented as “Research and development expenses.” Purchases of batteries under the supply agreement will be presented as “Inventory” and “Cost of goods and services.” Royalties payable to the manufacturer are due upon resale to customers and will be presented as “Cost of goods and services.” Royalties due to Fluence will be presented as “Other (income) expense, net.” Fluence paid $0.0 million, $1.2 million, and $1.9 million, during the fiscal years ended September 30, 2024, 2023 and 2022, respectively, which was presented as “Research & development expenses” in the consolidated statement of operations.

Revenue and Cost Recognition
The Company’s revenue recognition policy included herein is based on the application of ASC 606. As of September 30, 2024, the Company’s revenue was generated primarily from sale of energy storage products and solutions, providing operational services related to energy storage products, and digital applications. We may refer to our energy storage products as “energy storage solutions” throughout these consolidated financial statements and use this term interchangeably as it is more reflective of the full offering available and provided to our customers.

Revenue from Sale of Energy Storage Products and Solutions: The Company enters into contracts with utility companies, developers, and commercial and industrial customers to design and build battery-based energy storage products. Our projects have a lead time from date of contract execution to substantial completion, typically ranging from approximately twelve up to eighteen months. Generally, we must design the project, as each storage solution is customized depending on the customer’s energy needs, procure the major equipment, obtain manufacturing slots from our contract manufacturers, coordinate the logistics, and assemble the solution prior to delivery and installation at our customer project sites. These actions must be completed timely to adhere to customer schedules and milestones. Depending on the scope of the project we may be responsible for the installation of the equipment. After the equipment is installed, we are responsible for commissioning. The Company recognizes revenue over time as we transfer control of our product to the customer. This transfer of control to the customer occurs as the project is being built in accordance with the contract or is supported by clauses in the contracts that provide enforceable rights to payment of the transaction price associated with work performed to date for products that do not have an alternative use to the Company. Revenue is recognized using the percentage of completion (“POC”) method based on actual cost incurred as a percentage of total estimated contract costs. Standard inventory materials (including batteries, enclosures, chillers, and others, which are assembled into “cubes”) that could be used interchangeably on other projects are included in our measure of progress when they are integrated into, or restricted to a specific customer’s project such that we no longer have the ability to direct their use for other purposes. Contract costs include all direct material and labor costs related to contract performance. As the cost of the assembled cubes comprise a substantial portion of the total estimated contract costs, our pattern of revenue recognition may vary materially from period to period. Our judgement on when costs should be included in the measure of progress has a material impact on revenue recognition.
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

The Company determines the transaction price based on the consideration expected to be received which includes estimates of variable consideration that are included in the transaction price in accordance with ASC 606. The transaction price identified is allocated to each distinct performance obligation to deliver a good or service based on the relative standalone selling prices. For our energy storage products and solutions, services, and digital applications contracts where there are multiple performance obligations in a single contract or we sign separate contracts at or near the same time with the same customer that meet the criteria for combination, the Company allocates the transaction price to the various obligations in the contract based on the relative standalone selling price. Standalone selling prices are estimated based on estimated costs plus margin taking into consideration pricing history and market factors. Generally, our revenues recognized are not sensitive to the Company’s determination of standalone selling prices.

We assess any variable consideration using an expected value method which computes a weighted average amount based on a range of potential outcomes. Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty is resolved. Estimating variable consideration requires certain estimates and assumptions, including whether and by how much a project will be delayed or if we will not meet certain performance specifications per the contract.
Our contracts generally provide our customers the right to liquidated damages (“LDs”) against Fluence in the event specified milestones are not met on time or equipment is not delivered according to contract specifications. Liquidated damages are accounted for as variable consideration and the contract price is reduced by the expected LD amount when recognizing revenue. The existence and measurement of LDs may also be impacted by our judgments about the probability of favorable outcomes of customer disputes involving whether certain events qualify as force majeure or the reason for the events that caused project delays. Variable consideration for LDs is estimated using the expected value method. As of September 30, 2024 and 2023, transaction prices have been reduced to reflect estimates of variable consideration primarily related to LDs of $78.4 million and $84.1 million, respectively.
Fluence may incur additional costs to execute on the performance of a contract. When this happens, we typically attempt to recover these costs via a change order with the customer. When this fact pattern occurs, it can create a timing difference between when we have incurred the cost versus when we record the proportionate revenue, since costs are recognized immediately when incurred and the revenue is recognized based upon the transaction price, which is usually increased upon signing a respective change order with the customer. For the fiscal years ended September 30, 2024 and 2023, we recognized $11.0 million and $26.3 million, respectively, in revenue from changes in transaction prices during the period, in which the performance obligations were substantially satisfied in previous periods.
When shipping and handling activities are performed after the customer obtains control of the product, we elect to account for shipping and handling as activities to fulfill the promise to transfer the product.

Revenue is recorded net of any taxes assessed on and collected from customers, which are remitted to the governmental authorities.
Customer payments are due upon meeting certain milestones as defined in the contract, which are generally consistent with contract-specific phases of a project.
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
Deferred Revenue: Deferred revenue represents the excess billings to date over the amount of revenue recognized to date. The timing and the amount we bill our customer is based on achieving milestones as defined in the contract with the customer.
Loss Contracts: A contract becomes a loss contract when its estimated total costs are expected to exceed its total revenue. The Company accrues the full loss expected in the period a loss contract is identified which is recorded in “Accruals and provisions” and “Cost of goods and services” on the Company’s consolidated balance sheets and consolidated statements of operations, respectively.
Cost of Goods and Services: Cost of goods and services consists primarily of product costs, including purchased materials and supplies, as well as costs related to shipping, customer support, product warranty and personnel. Personnel costs in cost of goods and services includes both direct labor costs as well as costs attributable to any individuals whose activities relate to the transformation of raw materials or component parts into finished goods or the transportation of materials to the customer. Cost of goods and services are recognized when services are performed, or control of goods are transferred to the customers. Standard inventory materials that could be used interchangeably on other projects are included in cost of goods sold when they are integrated into, or restricted to, the production of the customer’s project.
Inventory, Net
Inventory primarily consists of cubes, batteries and related equipment, enclosures, inverters, and spare parts which are used in ongoing battery storage product and solutions projects. Inventory is stated at the lower of cost or net realizable value with cost being determined by the specific identification method. Costs include cost of purchase, costs of conversion and other costs incurred in bringing the inventories to their present location and condition. The Company periodically reviews its inventory for potential obsolescence and write down of its inventory, as appropriate, to net realizable value based on its assessment of usefulness and marketability conditions.

Software Development Costs
Our software development costs primarily relate to three categories: (i) internal-use software development costs, (ii) hosting arrangements which are service contracts, and (iii) external-use software development costs. We capitalize costs incurred to purchase or develop software for internal use and software to be sold or leased externally.
Internal-use software development costs are capitalized during the application development stage in accordance with ASC 350-40, Internal-Use Software. These capitalized costs are reflected in “Intangible assets, net” on the consolidated balance sheets and are amortized over the estimated useful life of the software. Our internal-use software relates to our (i) SaaS customer offerings and is amortized to “Cost of goods and services” and (ii) internally developed solutions and are amortized to “Depreciation and amortization.” The useful life of our internal-use software development costs is generally 3 to 5 years.
As of September 30, 2024 and 2023, the Company capitalized $8.9 million and $6.4 million, respectively, of internal-use software.
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
As of September 30, 2024 and 2023, the Company capitalized $37.4 million and $0.0 million, respectively, of development costs related to hosting arrangements.
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
As of September 30, 2024 and 2023, the Company capitalized $2.3 million and $3.3 million, respectively, of external-use software.
Impairment of Long-Lived Assets
The Company evaluates the recoverability of its property and equipment and intangible assets whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The assets are considered impaired when their future undiscounted cash flows are less than the carrying value and fair value is less than their carrying value. Impairment charges are calculated as the difference between the discounted expected future cash flows, or other accepted valuation techniques to determine fair value, and the assets’ carrying amount at the date of the triggering event.
Intangible Assets
Intangible assets are stated at their historical cost and amortized on a straight-line basis over their expected useful lives. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.
Operating Expenses
Operating expenses include research and development, sales and marketing, general and administrative expenses, and depreciation and amortization. Research and development expenses consist of personnel-related costs across our global research and development (“R&D”) centers for engineers engaged in the design and development and testing of our integrated products and technologies and costs of materials and services procured for research and development projects. Sales and marketing expenses consist primarily of personnel-related expenses, including salaries, stock-based compensation, employee benefits and factoring discounts on receivables sold. General and administrative expenses consist primarily of personnel-related expenses, including salaries, stock-based compensation, and employee benefits, for our executives, finance, human resources, information technology, engineering and legal organizations that do not relate directly to the sales or research and development functions. General and administrative expenses also consist of travel expenses, facilities costs, information technology costs, bad debt expense, and fees for professional services. Professional services consist of audit, legal, tax, insurance, information technology, and other costs. Depreciation consists of costs associated with property, plant, and equipment (“PP&E”) and amortization of intangibles consisting of patents, licenses, and developed technology over their expected period of use.
Advertising Costs
Advertising costs are expensed as incurred. Advertising expenses were $3.3 million, $1.4 million, and $1.4 million for the fiscal years ended September 30, 2024, 2023 and 2022 respectively.
Income (Loss) per Share
As of September 30, 2024, the Company has three classes of common stock, Class A, Class B-1 and Class B-2. Income (loss) per share is calculated and reported under the “two-class” method. The “two-class” method is an earnings allocation method under which income (loss) per share is calculated for each class of common stock considering both distributions declared or accumulated and participation rights in undistributed earnings as if all such income (loss) had been distributed during the period.
Basic income (loss) per share of Class A common stock is computed by dividing net income (loss) attributable to Class A common stockholders by the weighted average number of shares of Class A common stock outstanding during the period. Diluted income (loss) per share of Class A common stock is computed by adjusting the net income (loss) available to Class A common stockholders and the weighted average shares of Class A common stock outstanding to give effect to potentially dilutive securities. Shares of our Class B-1 and Class B-2 common stock are not entitled to receive any distributions or dividends. When a common unit of Fluence Energy, LLC is redeemed for cash or Class A common stock by a Founder who holds shares of our Class B-1 or Class B-2 common stock, such Founder will be required to surrender a share of Class B-1 or Class B-2 common stock, as the case may be, which we will cancel for no consideration. In the event of cash settlement, the Company is required to issue new shares of Class A common stock and use the proceeds from the sale of these newly-issued shares of Class A common stock to fully fund the cash settlement. Therefore, we did not include shares of our Class B-1 or Class B-2 common stock in the computation of basic income (loss) per share. In periods where we have a loss, diluted loss per share is equal to basic loss per share because the effect of potentially dilutive securities would be antidilutive.
The following table presents the potentially dilutive securities outstanding for each period that were excluded from the computation of diluted loss per share:

	Fiscal Year Ended September 30,
	2024	2023	2022
Class B-1 common stock	—	58,586,695	58,586,695
Outstanding pre-IPO options issued pursuant to the 2020 Unit Option Plan	511,756	5,351,585	8,923,121
Outstanding phantom units	—	256,935	605,591
Outstanding restricted stock units (“RSUs”)	1,103,968	1,843,570	2,156,893
Outstanding performance share units (“PSUs”)	300,387	—	—
Outstanding non-qualified stock options (“NQSOs”)	162,419	—	—
Outstanding restricted stock (“Nispera equity”)	49,171	354,134	531,202
In October 2021, the existing limited liability company agreement of Fluence Energy, LLC was amended and restated which recapitalized all existing interests in the Company on the basis of a 14.79-for-1 split. All shares and per share information has been retroactively adjusted to give effect to the recapitalization for all periods presented, unless otherwise indicated.
All earnings or loss prior to and up to November 1, 2021, the date of completion of the IPO, were entirely allocable to non-controlling interest and, as a result, loss per share information is not applicable for reporting periods prior to this date. Consequently, only the net income (loss) allocable to Fluence Energy, Inc. from the period subsequent to November 1, 2021 is included in the net income (loss) attributable to the stockholders of Class A common stock for the fiscal years ended September 30, 2024, 2023 and 2022.

Basic and diluted income (loss) per share of Class A common stock for the periods presented has been computed as follows, where income (loss) represents the numerator and weighted-average shares represent the denominator:

	Fiscal Year Ended September 30,
	2024			2023			2022
In thousands, except share and per share amounts	Income	Shares	$ per Share	Loss	Shares	$ per Share	Loss	Shares	$ per Share
Basic Income (Loss) per Share
Net income (loss) attributable to Fluence Energy, Inc.	$22,716	126,180,011	$0.18	$(69,620)	116,448,602	$(0.60)	$(104,485)	69,714,054	$(1.50)
Effect of Dilutive Securities
Class B-1 common stock	2,105	52,835,363		—	—		—	—
Pre-IPO options	—	3,799,239		—	—		—	—
Phantom units	—	105,468		—	—		—	—
RSUs	—	826,469		—	—		—	—
PSUs	—	71,535		—	—		—	—
NQSOs	—	318		—	—		—	—
Nispera equity	—	216,429		—	—		—	—
Diluted Income (Loss) per Share
Net income (loss) attributable to Fluence Energy, Inc.	$24,821	184,034,832	$0.13	$(69,620)	116,448,602	$(0.60)	$(104,485)	69,714,054	$(1.50)
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
We will continue to be subject to foreign income taxes with respect to our foreign subsidiaries. Foreign subsidiaries of the Company account for income taxes and the related accounts in accordance with ASC 740, Income Taxes. Under ASC 740, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.
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
The fair value of the Company’s foreign currency derivatives is measured on a recurring basis by comparing the contracted forward exchange rate to the current market exchange rate. The foreign currency derivatives are categorized as Level 2 in the fair value hierarchy, as the inputs to the derivative pricing model are generally observable and do not contain a high level of subjectivity. Refer to “Note 21 – Derivatives and Hedging” for details regarding the Company’s derivatives and hedging activities.
Short-term Investments and Marketable Securities: We obtain pricing from level 1 inputs which includes information from quoted market prices, pricing vendors or quotes from brokers/dealers. We conduct reviews of our primary pricing vendors to determine whether the inputs used in the vendor’s pricing processes are deemed to be observable. The fair value of U.S. Treasury securities and government-related securities, corporate bonds and notes and common stock is generally determined using standard observable inputs, including reported trades, quoted market prices, matrix pricing, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets and/or benchmark securities. Marketable securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in “Other (income) expense, net” in the accompanying statements of operations. The table below represents activity on the investments for the fiscal years ended September 30, 2024 and 2023.

in thousands	September 30, 2024	September 30, 2023
Beginning balance	$—	$110,355
Contributions / (withdrawals)	—	(111,674)
Changes in fair market value	—	1,319
Ending Balance	$—	$—
Derivatives and Hedging
The Company records all derivatives at their gross fair values on the consolidated balance sheets. The accounting for the gains or losses resulting from changes in the fair value of derivatives depends on the intended use of the derivatives, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting.
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
Accounts payable with related parties of $2.5 million and Accruals with related parties of $3.7 million as of September 30, 2023, were reclassified from Deferred revenue and payables with related parties to Accounts payable and Accruals and provisions, respectively, on the consolidated balance sheet. The reclassification had no impact on the total current liabilities for any period presented. Corresponding reclassifications were also reflected on the consolidated statement of cash flows for the fiscal year ended September 30, 2023 and 2022. The reclassifications had no impact on cash provided by (used in) operations for the period presented.
Provision on loss contracts, net of $6.1 million and $30.0 million for the fiscal years ended September 30, 2023 and 2022, respectively, was reclassified to current accruals and provisions on the consolidated statement of cash flows. The reclassification had no impact on cash provided by (used in) operations for the period presented.

Recent Accounting Standards Adopted
The following table presents accounting standards adopted in 2024:

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
The Company presented the key terms of its supply chain financing programs along with a roll forward of activity in “Note 19 - Supply Chain Financing.” There was no impact as a result of the adoption on financial statement presentation or results of operations for any period presented.

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

in thousands	Fiscal Year Ended September 30,
	2024	2023	2022
Revenue from sale of energy storage products and solutions	$2,648,013	$2,197,633	$1,180,093
Revenue from services	45,353	15,992	16,038
Revenue from digital applications	5,196	4,353	2,472
Total	$2,698,562	$2,217,978	$1,198,603
The following table presents the Company’s revenue disaggregated by geographical region. Revenues are attributed to regions based on location of customers:

in thousands	Fiscal Year Ended September 30,
	2024	2023	2022
Americas (North, Central and South America)(a)	$1,593,003	$1,645,107	$837,935
APAC (Asia Pacific)	579,255	266,077	178,233
EMEA (Europe, Middle-East and Africa)	526,304	306,794	182,435
Total	$2,698,562	$2,217,978	$1,198,603
(a) Revenue from United States of America was $1,442.0 million, $1,495.0 million and $582.3 million for fiscal years 2024, 2023 and 2022, respectively.
Customer Concentration
For the fiscal year ended September 30, 2024, 2023 and 2022, our top two customers, in the aggregate, accounted for approximately 50%, 49% and 63% of total revenue, respectively.
Deferred revenue
The following tables provides information about deferred revenue from contracts with customers:

in thousands	September 30,
	2024	2023	2022
Deferred revenue beginning of period	$273,164	$273,073	$71,365
Additions	224,423	273,164	269,883
Revenue recognized related to amounts that were included in beginning balance of deferred revenue	(223,088)	(273,073)	(68,175)
Deferred revenue end of period	$274,499	$273,164	$273,073

in thousands	September 30,
	2024	2023	2022
Deferred revenue from related parties beginning of period	$110,274	$300,697	$220,122
Additions	37,382	98,891	300,577
Revenue recognized related to amounts that were included in beginning balance of deferred revenue	(109,494)	(289,314)	(220,002)
Deferred revenue from related parties end of period	$38,162	$110,274	$300,697
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

As of September 30, 2024, the Company had $4.5 billion of remaining performance obligations related to our contractual commitments, of which we expect to recognize in revenue approximately 50% in the next 12 months, with the remainder recognized in revenue in periods thereafter.
4.Business Combination
During April 2022, the Company entered into a share sale purchase agreement and acquired all outstanding shares, the assets and assumed the liabilities of Nispera AG (“Nispera”), a Zurich based provider of artificial intelligence (AI) and machine learning-enabled SaaS targeting the renewable energy sector. Nispera’s advanced technology helps customers monitor, analyze, forecast, and optimize the performance and value of renewable energy assets. The preliminary base purchase price for the acquisition was $33.4 million, of which $27.1 million was paid in cash to investors and $2.6 million was paid to debt holders at the purchase date. The remaining $3.7 million of the purchase price was paid to investors 18 months from date of purchase, which occurred in the fiscal year ended September 30, 2024. In addition, Fluence issued 531,202 shares of restricted stock to Nispera’s management team that vest ratably over three years for retention purposes and is accounted for as stock compensation. The acquisition represents a business combination under ASC 805 Business Combinations. The Company has included the financial results of the acquisition in its consolidated financial statements from the date of acquisition. Transaction costs associated with the acquisition were not significant and were expensed as incurred. The following table summarizes the final aggregate fair values and estimated useful lives of the assets acquired and liabilities assumed, as of the date of the acquisition.

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

5.Inventory, Net
Inventory consisted of the following:

in thousands	September 30, 2024			September 30, 2023
	Cost	Provision	Net	Cost	Provision	Net
Cubes, batteries, and other equipment	$200,171	$(25,012)	$175,159	$221,711	$(105)	$221,606
Spare parts	7,572	(130)	7,442	3,469	(172)	3,297
Total	$207,743	$(25,142)	$182,601	$225,180	$(277)	$224,903

6.Other Current Assets
Other current assets consisted of the following amounts:

in thousands	September 30,
	2024	2023
Taxes recoverable	$23,962	$16,411
Advance payments	547	1,102
Prepaid expenses	10,370	3,470
Prepaid insurance	2,069	674
Current portion of recoverable warranty costs from suppliers	5,013	4,041
Other	4,558	5,376
Total	$46,519	$31,074
7.Property and Equipment, Net
Property and equipment are stated at amortized cost and consisted of the following:

in thousands	September 30, 2024			September 30, 2023
	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Machinery and Equipment	$12,571	$5,087	$7,484	$9,898	$2,934	$6,964
Construction in Progress	3,434	—	3,434	2,093	—	2,093
IT Equipment	7,683	4,674	3,009	4,454	1,878	2,576
Furniture and Fixtures	1,421	1,003	418	1,234	753	481
Leasehold Improvements	1,653	1,494	159	1,512	1,374	138
Other	3,319	2,473	846	2,742	2,223	519
Total	$30,081	$14,731	$15,350	$21,933	$9,162	$12,771
Total depreciation expense was $5.6 million, $4.3 million and $2.4 million for the fiscal years ended September 30, 2024, 2023 and 2022, respectively.
Property and equipment are depreciated over the estimated useful lives of the respective assets on a straight-line basis. The range of estimated lives for the respective assets is as follows:

Machinery and equipment	10 years
IT equipment	3 years
Furniture and fixtures	5 years
Leasehold Improvements	10 years, or lease term if shorter
Other	5 years
8.Leases
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
The Company’s right-of-use assets and lease liabilities primarily relate to offices and warehouses. The Company’s leases have remaining lease terms of one year to ten years. The Company’s leases are all classified as operating leases. Certain of the Company’s leases contain renewal, extension, or termination options. The Company assesses each option on an individual basis and will only include options reasonably certain of exercise in the lease term. The Company generally considers the base term to be the term provided in the contract. None of the Company’s lease agreements contain material options to purchase the leased property, material residual value guarantees, or material restrictions or covenants.
The Company does not recognize a lease liability or right-of-use asset on the balance sheet for short-term leases. Instead, the Company recognizes short-term lease payments as an expense on a straight-line basis over the lease term. A short-term lease is defined as a lease that, at the commencement date, has a lease term of 12 months or less and does not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise. Leases (with terms greater than twelve months) are recorded on the consolidated balance sheets at the present value of the minimum lease payments not yet paid. As the Company’s leases do not provide an implicit rate, the Company generally uses its incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date to calculate the present value of future lease payments. Certain leases include payments that are based solely on an index or rate. These variable lease payments are included in the calculation of the ROU asset and lease liability and are initially measured using the index or rate at the lease commencement date. Other variable lease payments, such as payments based on use and for property taxes, insurance, or common area maintenance that are based on actual assessments are excluded from the ROU asset and lease liability and are expensed as incurred. In addition to the present value of the future lease payments, the calculation of the ROU asset also includes adjustments for lease incentives, deferred rent, lease prepayments and initial direct costs of obtaining the lease, such as commissions.
Certain lease contracts contain nonlease components such as maintenance and utilities. The Company has made an accounting policy election, as allowed under ASC 842-10-15-37, to capitalize both the lease component and nonlease components of its contracts as a single lease component for its right-of-use assets. This election applies at the asset class level.
The amounts of assets and liabilities and other information for our operating leases are as follows:

in thousands	Balance Sheet Caption	September 30,
		2024	2023
Assets:
Right of use asset - operating leases	Other non-current assets	$8,186	$2,857

Liabilities:
Current portion of operating lease liabilities	Other current liabilities	$3,064	$1,569
Operating lease liabilities, net of current portion	Other non-current liabilities	5,492	1,334
		$8,556	$2,903
Components of total lease cost for the fiscal years ended September 30, 2024, 2023, and 2022 were as follows:

in thousands	Fiscal Year Ended September 30,
	2024	2023	2022
Lease cost
Operating lease cost	$3,326	$1,939	$1,713
Short-term and variable lease cost	3,789	17,123	765
Sublease income	—	(194)	(182)
Total lease cost	$7,115	$18,868	$2,296

Supplemental information related to the Company’s leases for the fiscal years ended September 30, 2024, 2023 and 2022 was as follows:

in thousands	Fiscal Year Ended September 30,
	2024	2023	2022
Cash paid for amounts included in the measurements of lease liabilities	$3,003	$2,246	1,880
Right-of-use assets obtained in exchange for new operating lease liabilities	$6,536	$1,024	918
Weighted average remaining lease term - operating leases	4.0 years	2.0 years	1.4 years
Weighted average discount rate - operating leases	6.96%	7.20%	3.17%
Total remaining lease payments under the Company’s leases for each of the succeeding years are as follows (in thousands):

Year Ended September 30,	Operating Leases
2025	$3,535
2026	2,681
2027	1,222
2028	801
2029	468
Thereafter	1,142
Total lease payments	9,849
Less: Interest	(1,293)
Present value of lease liabilities	$8,556

9.Intangible Assets, Net
Intangible assets are stated at amortized cost and consist of the following:

in thousands	Weighted Average Estimated Useful Lives	September 30, 2024			September 30, 2023
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Patents and licenses	15 years	$28,765	$(12,950)	$15,815	$28,673	$(11,002)	$17,671
Developed technology	12 years	30,842	(7,966)	22,876	$29,430	$(5,218)	$24,212
Customer relationship	6 years	4,624	(2,104)	2,520	4,277	(1,233)	3,044
Tradenames/Trademarks	8 years	5,329	(3,984)	1,345	5,265	(3,337)	1,928
Capitalized internal-use software	4 years	15,562	(3,010)	12,552	6,458	(762)	5,696
Capitalized software to be sold	5 years	5,584	(690)	4,894	3,266	(65)	3,201
Total		$90,706	$(30,704)	$60,002	$77,369	$(21,617)	$55,752
Intangible assets are amortized over the estimated useful lives of the respective assets on a straight-line basis. Total amortization expense was $9.1 million, $6.6 million, and $4.6 million for the fiscal years ended September 30, 2024, 2023, and 2022, respectively. The amortization expense included $2.9 million, $0.8 million, and $0.0 million for capitalized software for the fiscal years ended September 30, 2024, 2023, and 2022, respectively.

Total future amortization expense for finite-lived intangible assets was estimated as follows:

in thousands	Future Amortization Expenses
2025	$10,026
2026	8,853
2027	7,283
2028	6,229
2029	5,212
Thereafter	16,487
Subtotal	54,090
Internally developed software projects in process	5,912
Total	$60,002
10.Goodwill
Goodwill is assessed for impairment annually each year on the first day of the Company’s fourth quarter, or when impairment indicators exist. No impairment was recognized for the fiscal years ended September 30, 2024, 2023, and 2022.
The following table presents the goodwill activity:

in thousands	September 30,
	2024	2023
Goodwill, Beginning of the period	$26,020	$24,851
Foreign currency adjustment	1,462	1,169
Goodwill, End of the period	$27,482	$26,020

11.Accruals and Provisions
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

in thousands	September 30,
	2024	2023
Accruals	$287,566	$148,906
Accruals with related parties	6,099	3,737
Accruals for software development costs	10,903	—
Provisions for expected project losses	14,652	12,072
Current portion of warranty accrual	19,091	11,245
Total	$338,311	$175,960
12.Debt
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

The Revolving Credit Agreement provided that borrowings under the Revolver bore interest at (i) with respect to loans comprising a Term Benchmark Borrowing, the Adjusted Term SOFR Rate, the Adjusted EURIBOR Rate, or the AUD Rate, as applicable, plus 3.0%, (ii) with respect to loans comprising an ABR Borrowing, the Alternate Base Rate plus 2.0%, or (iii) with respect to each RFR Loan, the applicable Daily Simple RFR plus 3.1193%, in each instance subject to customary benchmark replacement provisions. Fluence Energy, LLC was required to pay to the lenders a commitment fee of 0.55% per annum on the average daily unused portion of the revolving commitments through maturity. The Revolver also provided for up to $200.0 million in letter of credit issuances, which required customary issuance and administration fees, as well as a fronting fee payable to each issuer thereof and a letter of credit participation fee of 2.75% per annum payable to the lenders. Capitalized terms used in this paragraph that are not otherwise defined were defined in the Revolving Credit Agreement.

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
Borrowing availability under the ABL Facility was determined by a borrowing base calculation based on specified percentages of U.S. eligible inventory, net orderly liquidation value of most recent inventory appraisal, and U.S. eligible in-transit inventory, as well as potential borrowing base qualified cash, less the aggregate amount of any reserves. Borrowing base qualified cash was defined as the lesser of (a) the aggregate amount of cash (other than restricted cash) held in a specific borrowing base qualified cash account and (b) $100.0 million
After giving effect to Amendment No. 2, unless a Covenant Relief Period (as defined below) had occurred and was continuing, the ABL Credit Agreement provided for a full cash dominion period (a) if an event of default was occurring or (b) beginning on the date on which Excess Availability (as defined below) was less than the greater of (i) 12.5% of the Line Cap (as defined below) and (ii) if the borrowing base then in effect was (A) less than $200.0 million, $25.0 million and (B) greater than or equal to $200.0 million, $50.0 million. Excess Availability was defined as (a) the lesser of (i) the total commitments of ABL Lenders and (ii) the borrowing base, minus (b) total outstanding revolving extensions of credit. Line Cap was defined as the lesser of the total commitments of ABL Lenders and the borrowing base. A Covenant Relief Period was a period during which no default had occurred and was continuing and (b) either of the following existed: (i) the aggregate revolving credit exposure of the ABL Lenders was not greater than $0 or (ii) each of (A) the amount of aggregate borrowings was not greater than $0; (B) the non-cash collateralized LC exposure (as defined under the ABL Credit Agreement) was not greater than $15.0 million, and (C) the borrowing base exceeded the sum of ABL Lenders’ letter of credit exposure.
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
The 2024 Credit Agreement contains customary covenants for this type of financing, including, but not limited to, covenants that restrict our and certain of our subsidiary’s ability to: incur indebtedness; incur liens; sell, transfer, or dispose of property and assets; make investments or acquisitions; pay dividends, make distributions or other restricted payments; and engage in affiliate transactions. The 2024 Credit Agreement limits our ability to make certain payments, including dividends and distributions on Fluence Energy, LLC's equity, the Company's equity and other restricted payments. Under the terms of the 2024 Credit Agreement, Fluence Energy, LLC and its subsidiaries are currently limited in their ability to pay cash dividends to, lend to, or make other investments in the Company, subject to certain exceptions. In addition, we are required to maintain (i) from the Amendment Effective Date through December 31, 2025, Total Liquidity of no less than $150,000,000, (ii) from January 1, 2026 and thereafter, Total Liquidity of no less than $100,000,000 or a Consolidated Leverage Ratio as of the last day of any Measurement Period not to exceed 3.50:1.00, and (iii) certain other financial requirements at each Guarantor Coverage Test Date. Such covenants are tested on a quarterly basis and upon the occurrence of other certain restricted payments, the incurrence of indebtedness, certain dispositions, and other specified transactions. As of September 30, 2024, we were in compliance with all such covenants.
The 2024 Credit Agreement contains customary events of default for this type of financing. If an event of default occurs with respect to a borrower, the lenders will be able to, among other things, terminate the commitments immediately, cash collateralize any outstanding letters of credit, declare any loans outstanding to be due and payable in whole or in part, and exercise other rights and remedies. The maturity date and the date of termination of lending commitments under the 2024 Credit Agreement both remain unchanged at November 22, 2027. As of September 30, 2024, there are no cash borrowings under the 2024 Revolver, and there are $74.9 million letters of credit outstanding under the 2024 Revolver, with remaining availability of $425.1 million, net of letters of credit issued.
Borrowings Against Note Receivable - Pledged as Collateral
In December 2022, the Company transferred $24.3 million in customer receivables to Standard Chartered Bank (“SCB”) in the Philippines for proceeds of $21.1 million. The receivables all related to our largest customer in that country. The underlying receivables transferred were previously aggregated into a long term note, with interest, and a maturity date of September 30, 2024. In

April 2023, the Company aggregated into an additional long term note and transferred an additional $30.9 million in receivables with the same customer to SCB for proceeds of $27.0 million, upon substantially similar terms as the December 2022 transfer and has a maturity date of December 27, 2024. These transactions are treated as secured borrowings as the Company did not transfer the entire note receivables due from the customer to SCB. The Company continues to receive quarterly interest income from the customer, while SCB is responsible for collecting payments on the principal balances which represent the initial receivable balances from the customer. The Company has no other continuing involvement or exposure related to the underlying receivables. On September 16, 2024, the $24.3 million of receivables were paid in full, resulting in release of the corresponding note and borrowing. As of September 30, 2024, the Company recorded net interest income of $0.3 million, which represents the net of $4.4 million in interest income and $4.1 million in interest expense recorded in “Interest income, net.” As of September 30, 2023, the Company recorded net interest income of $1.0 million, which represents the aggregate of $3.4 million in interest income and $2.4 million in interest expense.
13.Income Taxes
The following table presents the components of income (loss) before income tax (in thousands):

in thousands	Fiscal Year Ended September 30,
	2024	2023	2022
Domestic	$(33,983)	$(100,356)	$(213,764)
Foreign	73,556	87	(74,056)
Income (loss) before income taxes	$39,573	$(100,269)	$(287,820)
The major components of income tax expense/(benefit) were as follows:

in thousands	Fiscal Year Ended September 30,
	2024	2023	2022
Current income tax expense:
Domestic	$1,948	$—	$—
Foreign	13,700	1,349	1,234
Deferred income tax expense (benefit):
Domestic	—	—	—
Foreign	(6,719)	2,541	(243)
Withholding income tax expense:
Domestic	—	—	—
Foreign	277	659	366
Total income tax expense	$9,206	$4,549	$1,357
The following table summarizes a reconciliation of the U.S. statutory federal income tax rate to the Company’s effective tax rate.

in thousands	Fiscal Year Ended September 30,
	2024	2023	2022
Statutory rate	21.0%	21.0%	21.0%
State taxes	(1.9)%	3.1%	1.7%
Rate change	52.6%	(15.5)%	—%
Flow-through losses	3.3%	(9.3)%	(9.5)%
Foreign rate differential	14.3%	2.2%	1.0%
Withholding taxes	0.7%	(0.7)%	(0.1)%
Valuation allowance	(118.6)%	(12.9)%	(15.2)%
Permanent differences	(12.2)%	7.8%	1.2%
U.S. tax on foreign earnings	50.6%	—%	—%
Return to provision adjustments	14.2%	(1.0)%	—%
Other items, net	(0.7)%	0.8%	(0.6)%
Effective tax rate	23.3%	(4.5)%	(0.5)%

In fiscal year 2024, the effective tax rate differs from the U.S. statutory tax rate of 21% primarily due to increases in profitability in foreign jurisdictions with statutory tax rates higher than the U.S. and the U.S. taxation of the increased foreign earnings driven by the Global Intangible Low-Taxed Income inclusion in the current year.
Deferred income tax is generated by Fluence Energy, Inc. and its foreign subsidiaries and is comprised of the following:

in thousands	September 30,
	2024	2023
Deferred Tax Assets
Inventory	$129,341	$79,086
Investment in Fluence Energy, LLC	333,489	298,422
Deferred revenue	27,374	41,690
Tax loss carryforwards	47,765	75,730
Unrealized foreign exchange losses	5,270	4,630
Share-based compensation	3,843	3,887
Other deferred tax assets	2,047	726
Total deferred tax assets	549,129	504,171
Valuation allowance	(377,218)	(371,669)
Net deferred tax assets	171,911	132,502
Deferred Tax Liabilities
Trade receivables	(20,043)	(5,081)
Intangible assets	(3,697)	(3,470)
Accrued and other liabilities	(140,401)	(123,169)
Unrealized foreign exchange gains	(5,612)	(4,985)
Other deferred tax liabilities	(392)	(505)
Total deferred tax liabilities	(170,145)	(137,210)
Total net deferred tax assets (liabilities)	$1,766	$(4,708)
As of September 30, 2024 and 2023, the Company did not have material undistributed foreign earnings. The Company has not recorded a deferred tax liability on the undistributed earnings from its foreign subsidiaries, as such earnings are considered to be indefinitely reinvested.
Global intangible low-taxed income (“GILTI”) earned by controlled foreign corporations must be included currently in the gross income of the controlled foreign corporations’ U.S. parent. Under GAAP, the Company can make an accounting policy election to either treat taxes due on the GILTI inclusion as a current period expense or factor such amounts into measurement of deferred taxes. The Company has elected to record GILTI impacts as a current period expense.
The foreign net operating loss carryforwards as of September 30, 2024 and 2023 are approximately $186.2 million and $263.1 million, respectively. Approximately $22.1 million of the foreign net operating losses will expire between fiscal year 2025 and fiscal year 2034. The federal and state net operating loss carryforwards as of September 30, 2024 and 2023 are approximately $135.8 million ($51.1 million federal and $84.7 million state) and $182.2 million ($107.1 million federal and $75.1 million state), respectively. The federal and state net operating loss carryforwards are attributable to Fluence Energy, Inc., a corporate entity which, upon IPO on November 1, 2021, became the holding company of Fluence Energy, LLC. The federal net operating losses have an unlimited carryforward period. Approximately $73.5 million of state net operating losses will expire between fiscal year 2032 and fiscal year 2044.
As of September 30, 2024 and 2023, the Company had recorded a valuation allowance of $377.2 million and $371.7 million, respectively. In fiscal year 2023, the valuation allowances were recorded against deferred tax assets of the Company’s German, Australian, Philippines, Singapore, Netherlands, and United Kingdom subsidiaries, as well as Fluence Energy, Inc. As a holding company, Fluence Energy, Inc. recorded deferred tax assets primarily related to its investment in Fluence Energy, LLC. In fiscal year 2024, the Company released valuation allowances that were recorded against deferred tax assets of the Company’s subsidiaries in Australia and the United Kingdom. The Company determined that based on the weight of available evidence, including cumulative income, it is more likely-than-not that the net deferred tax assets would be realized. For the remaining entities with previously recorded valuation allowances, including the Company’s German, Philippines, Netherlands, and Taiwan subsidiaries and Fluence Energy, Inc., the Company maintains that based on the weight of available evidence, including cumulative losses, it is more-likely-than-not that the net deferred tax assets will not be realized and recorded a valuation allowance against such deferred tax assets.

The net increase in the valuation allowance of $5.5 million in fiscal year 2024 is due to a $48.2 million increase recorded through equity, a $44.1 million decrease in valuation allowance related to current year activity in jurisdictions with full valuation allowances of $33.8 million, as well as the release of valuation allowance in Australia and the United Kingdom subsidiaries of $10.3 million, and a $1.5 million increase related to currency translation adjustments. Further, a future reversal of $2.6 million of the valuation allowance on deferred tax assets as of September 30, 2024, would be accounted for as an increase in equity. For fiscal year 2023, the net increase in the valuation allowance was $17.3 million.
As of September 30, 2024 and 2023, the Company has not recorded any unrecognized tax benefits. All tax jurisdictions remain subject to examination by foreign, federal, and state taxing authorities with the exception of Germany for the tax periods 2018 to 2020 for which the entity was issued a Cancellation Reservation of Review, which permanently closed these periods for audit. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.
14.Commitments and Contingencies
Guarantees, Commitments, Letters of Credit, and Surety Bonds
As of September 30, 2024, the Company had outstanding bank guarantees, parent company guarantees, letters of credit, and surety bonds issued as performance security arrangements associated with a number of our customer projects. In addition, we have a limited number of parent company guarantees issued as payment security to certain vendors. These contractual commitments are all accounted for off-balance sheet. In the event that we fail to perform under a project backstopped by such credit support, the customer or vendor, respectively, may demand performance and/or payment, as applicable, pursuant to the terms of the project contract or vendor contract and applicable credit support instrument from the Company, surety, or bank, as the case may be. Our relationship with our sureties is such that we will indemnify the sureties for any damages and expenses they incur in connection with any of the bonds they issue on our behalf and we may be required to post collateral to support the bonds. With respect to letters of credit, in the event of non-performance under a contract, direct obligations to repay the banks may arise. The Company expects that its performance and payment obligations secured by these bank guarantees, parent company guarantees, letters of credit, and surety bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms.
The following table summarizes contractual obligations as of September 30, 2024. Amounts presented in the following table represent the Company's current undiscounted exposure to guarantees, commitments, letters of credit, and surety bonds and the range of maximum undiscounted potential exposure. The maximum exposure is not reduced by the amounts, if any, that could be recovered under the recourse or collateralization provisions in the guarantees, commitments, letters of credit, and surety bonds.

Contractual Obligations	Amount (in $ millions)	Number of Agreements	Maximum Exposure Range for Each Agreement (in $ millions)
Guarantees and commitments	$3,139	66	0 - 420
Letters of credit under bilateral credit facilities	7	4	0 - 3
Letters of credit under 2024 Credit Agreement	75	28	0 - 28
Surety bonds	508	46	0 - 79
Total	$3,729	144
Purchase Commitments
The Company has commitments for minimum volumes or spend under master supply agreements with our vendors. The majority of the commitments are for purchases of battery modules. Liquidated damages apply if the minimum purchase volumes or spend are not met. The Company currently expects to meet the minimum committed volumes of purchases and spend. The following table presents our future minimum purchase commitments by fiscal year, primarily for battery modules, and liquidated damages, if the minimum purchase volumes or spend are not met, as of September 30, 2024.

in thousands	Purchase Commitments	Liquidated Damages
2025	$108,146	$—
2026	753,576	16,200
2027	750,000	16,200
2028	750,000	16,200
2029 and thereafter	1,500,000	32,400
Total	$3,861,722	$81,000

The Company makes advance payments as capacity guarantees pursuant to purchase agreements with our suppliers. As of September 30, 2024, $78.0 million is recorded within “Advances to suppliers” on the consolidated balance sheets.
Negotiations with our Largest Battery Module Vendor
In December 2021, the Company entered negotiations with our largest battery module vendor to amend the battery supply agreement. As part of the discussions, the vendor sought to renegotiate the price the Company would pay for battery modules purchased in calendar year 2022 as well as those expected to be purchased during the remainder of calendar year 2022 and calendar year 2023. As part of these negotiations, the Company also discussed settlement of contractual claims by Fluence to the vendor. These negotiations continued throughout calendar year 2022. On December 15, 2022, the Company finalized an agreement with the vendor, amending the supply agreement and resolving Fluence’s claims. The approximately $19.5 million settlement for our claims was recognized as a reduction of “Costs of goods and services” for the fiscal year ended September 30, 2023.
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

The Company’s assurance-type warranties are often backed by supplier covered warranties for major original equipment manufacturers (OEMs) such as batteries and inverters, which is included in our estimated warranty liability. The Company records a corresponding asset for a portion of the warranty cost to be covered by the supplier warranty due to the fact that the contracts are enforceable, the suppliers are financially viable, and we have a history of satisfying claims with our suppliers. The asset is recorded within “Other current assets” and “Other non-current assets” on the consolidated balance sheets.
As of September 30, 2024 and 2023, the Company accrued the below estimated warranty liabilities, the table reflects twelve months activity, respectively:

	September 30,
In thousands	2024	2023
Warranty balance, beginning	$26,909	$1,625
Warranties issued and assumed in period	19,554	12,168
Change in estimates	(1,692)	8,288
Change in balance sheet presentation	—	10,307
Net changes in liability for warranty expirations, costs incurred, and foreign exchange impact	(4,529)	(5,479)
Warranty balance, ending	40,242	26,909
Less: Recoverable warranty costs from suppliers	12,704	10,307
Warranty balance, net of recoverable warranty costs from suppliers, at end of period	$27,538	$16,602
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
The assurance warranty liability and related warranty asset are reviewed by management on a quarterly basis. The Company may make additional adjustments to the estimated assurance warranty liability and related warranty asset based on our comparison of actual warranty results to expected results for significant differences or based on performance trends or other qualitative factors. If actual failure rates, or replacement costs differ from our estimates in future periods, changes to these estimates may be required, resulting in increases or decreases in our estimated assurance warranty liability and related warranty asset which may be material. As we are in an evolving market, there is a degree of estimation uncertainty regarding our estimated recurring warranty accrual rate.
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
SEC Investigation
On February 22, 2024, as we previously disclosed, a short-seller report was published about the Company (the “Short Seller Report”). In response to the Short Seller Report, the Audit Committee of the Company’s Board of Directors completed an internal investigation, with the assistance of outside counsel and forensic accountants, into the allegations in the Short Seller Report. The Company has been informed that the SEC is conducting a formal investigation and asking for certain information regarding our financial reporting. The Company is fully cooperating with the SEC’s investigation. While we are unable to predict the likely outcome of this matter or the potential cost, exposure or duration of the process, based on the information we currently possess, we do not expect the total potential cost to be material to our financial condition.

15.Related-Party Transactions
Related parties are primarily represented by AES and Siemens, their respective subsidiaries, and other entities under common control, and other entities in which Siemens and AES have significant influence. As of September 30, 2024, AES holds 51,499,195 shares of Class B-1 common stock of Fluence Energy, Inc. and Siemens holds an aggregate of 51,499,195 shares of Class A common stock of Fluence Energy, Inc.

Capital Contributions from Members
In June 2021, Siemens made a $6.3 million capital contribution in cash to the Company in exchange for certain amendments to the Company’s limited liability company agreement.
Borrowings from Related Parties
On August 11, 2021, the Company borrowed $25.0 million each from AES and Siemens, in the form of subordinated promissory notes, each bearing interest at 2.86% per annum. The promissory notes were paid off in full on November 1, 2021 using proceeds from the IPO. All related party borrowings were for general working capital needs. There were no new related party borrowings during the fiscal year ended September 30, 2024.

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
The Company also provides consulting services to AES whereby Fluence will advise and in some cases provide support to AES on procurement, logistics, design, safety, and commissioning of certain of their projects. Revenue from consulting services is classified as “Revenue from sale of energy storage products and solutions” in the Company’s Disaggregation of revenue table in “Note 3 - Revenue from Contracts with Customers.” Revenue from the consulting services is primarily recognized ratably over time based on a project specific period of performance in which we expect the performance obligation to be fulfilled. For the fiscal year ended September 30, 2024 and 2023, we have recognized $8.0 million and $12.3 million, respectively, in revenue from consulting services with related parties.
Revenue from contracts with affiliates is included in “Revenue from related parties” on the Company’s consolidated statements of operations.
In addition, the Company purchases materials and supplies from its affiliates and records the costs in “Cost of goods and services” on the Company’s consolidated statements of operations.
Administrative and Service Agreements
For the fiscal year ended September 30, 2024, the Company has received a limited scope of consulting services from Siemens Advanta, a subsidiary of Siemens AG, and limited treasury services related to executing trades for derivative contracts from AES.
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
The costs of consulting services are recorded in “Costs of goods and services” or “General and administrative expenses” depending on the scope or nature of the underlying project. The other administrative service agreements are recorded in “General and administrative expenses” on the Company’s consolidated statement of operations.

Guarantees
Fluence paid performance guarantee fees to its affiliates in exchange for guaranteeing Fluence’s performance obligations under certain contracts with Fluence’s customers, which are based on the affiliates’ weighted-average cost for bank guarantees and their per annum cost with a reasonable markup. These guarantees are provided pursuant to the Amended and Restated Credit Support and Reimbursement Agreement, dated June 9, 2021, with AES and Siemens Industry whereby they may, from time to time, agree to furnish credit support to us in the form of direct issuances of credit support to our lenders or other beneficiaries or through their lenders’ provision of letters of credit to backstop our own facilities or obligations. The guarantee fees are included in “Costs of goods and services” on Fluence’s consolidated statements of operations.
Refer to “Note 19 - Supply Chain Financing” for details of the related party guarantees associated with the supply chain financing program.

Balance Sheet Related Party Transactions
The following table presents the components of receivables from related parties and payables to related parties on the Company’s consolidated balance sheets:

in thousands	September 30,
	2024	2023
Accounts receivable	$92,183	$7,945
Unbilled receivables	270,340	50,569
Total receivables from related parties	362,523	58,514
Advances to suppliers	32,074	17,592
Accounts payable	3,410	2,477
Deferred revenue	38,162	110,274
Accruals and provisions	6,099	3,737
Other current liabilities	428	324
Other non-current liabilities	1,507	—
Receivables, deferred revenue, accounts payables, accruals and provisions and other current and non-current liabilities with related parties are unsecured and settlement of these balances occurs in cash. No provision has been made related to the receivables from related parties.
Revenue and Expenses

The following table presents the related party transactions that are included the Company’s consolidated statements of operations for the periods indicated:

in thousands	Fiscal Year Ended September 30,
	2024	2023	2022
Revenue(a)	$1,096,999	$653,809	$646,332
Cost of goods and services(b)	50,653	15,925	19,753
Research and development	192	912	141
Sales and marketing	123	135	1,679
General and administrative	6,113	5,215	4,918
Other (income) expense, net(c)	(571)	—	—
(a) Revenue from AES and its affiliates was $1,082.3 million, $642.7 million, and $631.0 million for the fiscal years ended September 30, 2024, 2023 and 2022, respectively.
(b) Represent purchases from related parties that are included in costs of goods and services and are not associated with the revenue listed in the table above.
(c) Represents factoring income from a subsidiary of AES related to receivables sold under the Master Receivable Purchase Agreement (“MRPA”). The corresponding cost paid to the purchaser was $2.1 million and is recorded in “Sales and marketing expense” and is not considered a related party transaction. Pursuant to the MRPA, Fluence Energy, LLC may sell certain receivables for any of our customers that choose to participate in the program. Refer to “Note 20 - Sale of Receivables under Master Receivables Purchase Agreement” for more details. This is offset by $1.5 million of expense due to estimated payments due to related parties under the Tax Receivable Agreement to be realized as of September 30, 2024.
16.Employee Benefit Plan
The Company maintains a 401(k) plan covering all eligible U.S. payroll employees. The 401(k) plan provides that eligible employees may make contributions subject to IRS limitations. Under terms of the 401(k) plan, the Company matches an employee’s contributions at a rate of 100% up to 5% of the employee’s annual eligible earnings as defined in the 401(k) plan. For the fiscal years ended September 30, 2024 and 2023, the Company contributed approximately $5.9 million and $5.0 million to the 401(k) plan, respectively.
17.Stock-Based Compensation
The Option Plan
In 2020, Fluence Energy, LLC established the 2020 Unit Option Plan (the “Option Plan”) whereby employees, directors, and consultants, were originally granted non-qualified options to purchase Class A-1 units of Fluence Energy, LLC. As of September 30, 2021, the Company determined that achievement of the performance conditions related to awards granted under the Option Plan was not probable and therefore, no expense was recognized for the non-qualified options during the fiscal year ended September 30, 2021. The completion of the IPO on November 1, 2021 resulted in achievement of the performance condition for the majority of the underlying awards granted under the Option Plan. In connection with the IPO, the non-qualified options were converted into non-qualified stock options to purchase shares of Class A common stock of Fluence Energy, Inc. Non-qualified stock options under the Option Plan have a contractual term of ten years from the date of grant and an exercise price of $2.45. The Company estimated the fair value of the awards using the Black-Scholes option-pricing model. The outstanding unexercised options will continue to be governed by the terms of the existing Option Plan. The Option Plan is accounted for as an equity plan. The Company will not grant any further awards under the Option Plan.

The following table summarizes the unit option activity under the Option Plan:

	Number of options	Weighted average exercise price per option	Weighted average remaining contractual term (years)
Outstanding as of October 1, 2023	5,351,585	$2.45	7.51
Exercised	(2,175,081)	2.45
Forfeited	(76,346)	2.45
Outstanding and exercisable as of September 30, 2024	3,100,158	$2.45	6.51

The total intrinsic value of the stock options outstanding under the Option Plan during the fiscal year ended September 30, 2024 was $62.8 million. As of September 30, 2024, the Option Plan had no unrecognized stock compensation expense.

The total intrinsic value of the stock options issued under the Option Plan that were exercised during the years ended September 30, 2024, 2023 and 2022, was $40.0 million, $56.3 million and $13.0 million, respectively.
Phantom Units
Employees, directors, and consultants were granted compensation under Fluence Energy, LLC’s Phantom Equity Incentive Plan (the “Phantom Incentive Plan”). As of September 30, 2021, the Company determined that achievement of the performance conditions related to awards granted under the Phantom Incentive Plan was not probable and therefore, no expense was recognized for the phantom units during the fiscal year ended September 30, 2021. The completion of the IPO on November 1, 2021 resulted in achievement of the performance condition for the majority of the underlying awards granted under the Phantom Incentive Plan. At the completion of the IPO, a portion of the awards to the Company’s officers were modified, extending out the vesting period. The Company will not make any further awards under the Phantom Incentive Plan. The following table presents information concerning the outstanding Phantom Units granted by the Company:

Number of Units
Outstanding as of October 1, 2023	256,935
Granted	—
Vested	(256,935)
Forfeited	—
Outstanding as of September 30, 2024	—
As of September 30, 2024, there are no phantom unit awards previously issued outstanding and there is no unrecognized stock compensation expense.
2021 Stock-Based Compensation Plan

During fiscal year 2021, the Company established the 2021 Incentive Award Plan (the “2021 Incentive Plan”) which reserves 9,500,000 shares of Class A common stock of Fluence Energy, Inc. for issuance to management, other employees, consultants, and board members of the Company. The 2021 Incentive Plan governs both equity-based and cash-based awards, including incentive stock options, non-qualified stock options, performance share units (“PSUs”), and restricted stock units (“RSUs”). Stock-based awards currently issued pursuant to the 2021 Incentive Plan that are expected to be settled by issuing shares of Class A common stock are recorded as equity awards. The Company accounts for forfeitures as they occur.

Restricted Stock Units
RSUs granted under the 2021 Incentive Plan vest ratably at one-third annually on the anniversary of the grant date over a three-year period. The Company generally expenses the grant date fair value of the awards on a straight-line basis over each of the three separately vesting tranches within a given grant. There is no contractual term on the RSUs granted under the 2021 Incentive Plan. The Company estimated the fair value of the awards using the market value of our Class A common stock. The market value of our Class A common stock is calculated using the closing price of our Class A common stock on the date of grant. The following table summarizes activity under the 2021 Incentive Plan for the fiscal year ended September 30, 2024:

	Number of RSUs	Weighted Average Grant Date Fair Values
Outstanding as of October 1, 2023	1,843,570	$20.20
Granted	1,014,917	20.68
Vested	(740,786)	20.27
Forfeited	(357,283)	19.61
Outstanding as of September 30, 2024	1,760,418	$20.57

The granted RSUs generally vest in three equal annual installments. Total compensation cost related to non-vested awards not yet recognized as of September 30, 2024, was $14.9 million and is expected to be recognized over a weighted average period of 1.9 years.
Non-Qualified Stock Options
During the fiscal year ended September 30, 2024, the Company granted 187,379 non-qualified stock options to purchase Class A common stock under the 2021 Incentive Plan with a weighted average exercise price of $21.70. Non-qualified stock options under the 2021 Incentive Plan have a contractual term of ten years from the date of grant. The Company estimated the fair value of the awards using the Black-Scholes option-pricing model. The non-qualified stock options granted under the 2021 Incentive Plan vest ratably at one-third annually on the anniversary of the grant date over a three-year period pursuant to the terms of their applicable award agreements. The Company generally expenses the grant date fair value of the awards on a straight-line basis over each of the three separately vesting tranches within a given grant.

	Number of Options	Weighted average exercise price per share	Weighted average remaining contractual term (years)
Outstanding as of October 1, 2023	—	—	0
Granted	187,379	$21.70	9.29
Vested	—	—	—
Forfeited	—	—	—
Outstanding as of September 30, 2024	187,379	21.70	9.29

The total intrinsic value of the non-qualified stock options outstanding during the fiscal year ended September 30, 2024 was $0.2 million. Total compensation cost related to non-vested awards not yet recognized as of September 30, 2024 totaled $1.5 million, and is expected to be recognized over a weighted average period of 2.0 years.

There were no non-qualified stock options issued under the 2021 Incentive Plan that are exercisable as of September 30, 2024. The number of options expected to vest is equal to the number of options granted, which reflects no expected forfeiture.
Performance Share Units
During the fiscal year ended September 30, 2024, the Company granted 410,494 PSUs redeemable for Class A common stock under the 2021 Incentive Plan. The PSUs are considered fully vested when both the performance and service based requirements are met in accordance with the vesting requirements and will be settled in shares no more than 60 days after September 30, 2026. The performance criteria for all current PSUs is based on target cumulative revenue and cumulative adjusted EBITDA for the two-fiscal year performance period of 2024 and 2025 set by the Compensation and Human Resources Committee of the Company’s Board of Directors. The awards can be paid out in a range of 50% to 200%, with 0% paid out for below-threshold performance, based on the achievement of the performance criteria and upon continued service through the vesting period. The Company estimated the fair value of the awards using the market value of our Class A common stock. The market value is calculated using the closing price of our Class A common stock on the date of grant. The Company monitors the achievement of the performance criteria and expenses the grant date fair value of the awards probable to vest over the requisite service period. If there are changes to the amount of probable awards to vest based on achievement of performance criteria, the related stock-based compensation expense may be significantly increased or reduced in the period that our estimate changes.

	Number of Units	Weighted Average Grant Date Fair Values
Outstanding as of October 1, 2023	—	—
Granted	410,494	$21.58
Vested	—	—
Forfeited	(19,462)	20.84
Outstanding as of September 30, 2024	391,032	$21.61
As of September 30, 2024, 391,032 PSUs previously issued remained outstanding with estimated unrecognized stock compensation expense of $5.3 million and is expected to be recognized over a weighted average period of 2.0 years.
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

In connection with the Phantom Unit Plan and grant of phantom units thereunder, the Company incurred $3.0 million in stock-based compensation expense which was settled in cash for the fiscal year end September 30, 2022.

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

Stock-based compensation expense

The stock-based compensation expense was recorded as follows (in thousands):

	Fiscal Year Ended September 30,
in thousands (a)	2024	2023	2022
Cost of goods and services	$4,079	$4,164	$8,523
Research and development	2,309	5,062	7,846
Sales and marketing	1,486	2,024	4,149
General and administrative	16,001	15,670	23,613
Total stock-based compensation expense	$23,875	$26,920	$44,131

(a) Includes incentive awards that will be settled in shares and incentive awards that will be settled in cash.

18.Investment in Joint Venture
On August 5, 2022, Fluence Energy Singapore PTE. LTD., a subsidiary of Fluence Energy, LLC, and ReNew Power entered into an agreement to form a partnership in India for an initial investment of $5.0 million, plus a line of credit of $15.0 million each for a 50% interest in the partnership. We funded the investment and the joint venture commenced operations in the first quarter of fiscal year 2023. The investment is recorded in “Other non-current assets” on our consolidated balance sheets. The investment is accounted for under the equity method with results being reported by Fluence one quarter in arrears. The joint venture is not considered a variable interest entity and we do not consolidate the joint venture as we do not hold a controlling financial interest. We recorded an insignificant equity method loss on the investment for the fiscal year ended September 30, 2024.
19.Supply Chain Financing
The Company has provided certain of our suppliers with access to a supply chain financing program through a third-party financing institution (“SCF Bank”). This program allows the Company to seek extended payment terms up to 120 days with our suppliers and allows our suppliers to monetize their receivables prior to the payment due date, subject to a discount. The Company does not pledge any assets as collateral under the program. Once a supplier elects to participate in the program and reaches an agreement with SCF Bank, the supplier chooses which individual invoices to sell to the SCF Bank. The Company then pays SCF Bank on the invoice due date. The Company has no economic interest in a supplier’s decision to sell an underlying receivable to SCF Bank. The agreements between our suppliers and SCF Bank are solely at their discretion and are negotiated directly between those two parties. Our suppliers’ ability to continue using such agreements is primarily dependent upon the strength of our financial condition and guarantees issued by AES and Siemens. As of September 30, 2024, AES and Siemens Corporation, a subsidiary of Siemens, issued guarantees of $50 million each, for a total of $100 million, to SCF Bank on our behalf. The Company’s outstanding obligations confirmed as valid under its supplier financing program for periods ended September 30, 2024 and September 30, 2023, are as follows:

In thousands	September 30, 2024	September 30, 2023
Obligations outstanding at the beginning of the period	$30,001	$24,728
Invoices issued during the period	243,655	35,115
Invoices paid during the period	(192,367)	(29,842)
Obligations outstanding at the end of the period	$81,289	$30,001
As of September 30, 2024, two suppliers were actively participating in the supply chain financing program. All outstanding payments owed under the program are recorded within “Accounts payable” on the consolidated balance sheets.
20.Sale of Receivables under Master Receivables Purchase Agreement
On February 27, 2024, Fluence Energy, LLC entered into a Master Receivables Purchase Agreement (“MRPA”), by and among Fluence Energy, LLC and any other seller from time to time party thereto, as sellers and servicers, and Credit Agricole Corporate and Investment Bank ("CACIB"), as purchaser.
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

For the fiscal year ended September 30, 2024, we sold receivables to CACIB under the MRPA for net proceeds of $71.5 million. At the date of the true sale, the receivables were de-recognized in their entirety from the consolidated balance sheets. We charged a fee to our customer, primarily for providing extended payment terms, in relation to the sale of receivables. We recorded factoring income of $2.1 million and related factoring discount of $2.1 million during the period. The factoring income is recorded in “Other (income) expense, net” and the factoring discount is recorded in “Sales and marketing expense” on the consolidated statements of operations. Proceeds from the sold receivables are reflected in operating cash flows on the consolidated statements of cash flows.

21.Derivatives and Hedging
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
For the Company’s foreign currency forward contracts that are designated and qualify as cash flow hedges, the gains or losses on the effective portion of such hedges are recorded in accumulated other comprehensive income and subsequently reclassified in the period during which the hedged transaction affects earnings within revenue in the consolidated statements of operations (i.e., when control of the inventory is passed to third-party customers and revenue is recognized). The change in fair value of the components excluded from the assessment of effectiveness, including changes in the spot-forward differential and counterparty non-performance risk, will also be recognized within revenue in the consolidated statements of operations.
The Company currently also has foreign currency forward contracts that are not designated as hedges and the changes in fair value of such derivatives are recognized in current period earnings. As of September 30, 2024, the impact on our consolidated financial statements was not significant.
Cash Flow Hedges
The fair value of the Company’s cash flow hedges as well as their classification on the consolidated balance sheets as of September 30, 2024 and September 30, 2023 are as follows:

In thousands	September 30, 2024			September 30, 2023
	Notional Value	Other Current Assets	Other Current Liabilities	Notional Value	Other Current Assets	Other Current Liabilities
Foreign currency forward contracts	$106,650	$—	$5,498	$—	$—	$—
The gains or losses resulting from changes in fair value of the Company’s cash flow hedges recognized in accumulated other comprehensive (loss) income for the fiscal years ended September 30, 2024 and 2023 are as follows:

In thousands	Fiscal Year Ended September 30,
	2024	2023
Foreign currency forward contracts, net of tax	$(7,394)	$—
The amounts recognized within “Revenue” in the consolidated statements of operations with respect to the Company’s cash flow hedges for the fiscal years ended September 30, 2024 and 2023 are as follows:

In thousands	Fiscal Year Ended September 30,
	2024	2023
Foreign currency forward contracts	$(8,544)	$—
The following table details the changes in the cumulative impact of the loss on derivatives designated for hedge accounting for the fiscal year ended September 30, 2024:

In thousands	September 30, 2024
Beginning balance	$—
Loss recognized in accumulated other comprehensive (loss) income	(7,394)
Loss reclassified from accumulated other comprehensive (loss) income into earnings	1,118
Ending balance	$(6,276)

SCHEDULE I. CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
FLUENCE ENERGY, INC.
CONDENSED BALANCE SHEETS
(PARENT COMPANY ONLY)
(U.S. Dollars in Thousands, except share and per share amounts)

	September 30,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$267	$67
Other receivables	443	368
Total current assets	710	435
Non-current assets:
Investment in subsidiaries	802,606	779,640
Total non-current assets	802,606	779,640
Total assets	$803,316	$780,075
Liabilities, and stockholders’ equity
Current liabilities:
Accounts payable	74	—
Accounts payable - related party	2,803	1,661
Accruals and provisions	74	—
Taxes payable	1,955	6
Total current liabilities	4,906	1,667
Non-current liabilities:
Other non-current liabilities - related party	1,507	—
Total non-current liabilities	1,507	—
Total liabilities	6,413	1,667
Commitments and Contingencies (Note 3)
Stockholders’ Equity:
Preferred stock, $0.00001 per share, 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2024 and 2023	—	—
Class A common stock, $0.00001 par value per share,1,200,000,000 shares authorized; 130,207,845 shares issued and 129,421,797 shares outstanding as of September 30, 2024; 119,593,409 shares issued and 118,903,435 shares outstanding as of September 30, 2023	—	—
Class B-1 common stock, $0.00001 par value per share, 134,325,805 shares authorized; 51,499,195 shares issued and outstanding as of September 30, 2024; 58,586,695 shares issued and outstanding as of September 30, 2023	—	—
Class B-2 common stock, $0.00001 par value per share, 200,000,000 shares authorized; no shares issued and outstanding as of September 30, 2024 and 2023	—	—
Treasury stock, at cost	(9,460)	(7,797)
Additional paid-in capital	965,562	959,406
Distribution from Fluence Energy, LLC	9,460	7,797
Contribution to Fluence Energy, LLC	(15,641)	(10,306)
Accumulated deficit	(153,018)	(170,692)
Total stockholders’ equity	796,903	778,408
Total liabilities, stockholders’ equity	$803,316	$780,075

The accompanying notes are an integral part of these condensed financial statements.

SCHEDULE I. CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

FLUENCE ENERGY, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(PARENT COMPANY ONLY)
(U.S. Dollars in Thousands)

	Fiscal Year Ended September 30,
	2024	2023	2022
Revenue	$—	$—	$—
Revenue from related parties	—	—	—
Total Revenue	—	—	—
Operating expenses:
General and administrative	1,837	1,478	855
Other expense, net	1,507	8	—
Equity in net income (loss) of subsidiaries	28,008	(68,133)	(103,630)
Income (loss) before income taxes	24,664	(69,620)	(104,485)
Income tax expense	1,948	—	—
Net income (loss)	$22,716	$(69,620)	$(104,485)
Net income (loss) attributable to non-controlling interest	—	—	—
Net income (loss) attributable to Fluence Energy, Inc.	$22,716	$(69,620)	$(104,485)

(Loss) gain on foreign currency translation, net of tax	(411)	408	2,854
Loss on cash flow hedges, net of tax	(4,480)	—	—
Actuarial (loss) gain on pension liabilities, net of tax	(151)	10	141
Total other comprehensive (loss) income	(5,042)	418	2,995
Total comprehensive income (loss)	$17,674	$(69,202)	$(101,490)

The accompanying notes are an integral part of these condensed financial statements.

SCHEDULE I. CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

FLUENCE ENERGY, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(PARENT COMPANY ONLY)
(U.S. Dollars in Thousands)

	Fiscal Year Ended September 30,
	2024	2023	2022
Operating activities
Net income (loss)	$22,716	$(69,620)	$(104,485)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in net income (loss) of subsidiaries	(28,008)	68,133	103,630
Stock-based compensation expense	821	443	666
Changes in operating assets and liabilities:
Other receivables	(75)	(348)	(19)
Accounts payable	74	—	—
Accounts payable - related party	1,142	1,453	208
Accruals and provisions	74	—	—
Taxes payable	1,949	6	—
Other non-current liabilities - related party	1,507
Net cash provided by operating activities	200	67	—
Investing activities
Purchase of LLC interests in Fluence Energy, LLC	—	—	(947,990)
Net cash used in investing activities	—	—	(947,990)
Financing activities
Distributions from Fluence Energy, LLC	1,663	2,784	5,013
Class A common stock withheld related to settlement of employee taxes for stock-based compensation awards	(1,663)	(2,784)	(5,013)
Proceeds from exercise of stock options	5,335	7,203	3,103
Contributions to Fluence Energy, LLC	(5,335)	(7,203)	(3,103)
Proceeds from issuance of Class A common stock sold in an IPO, net of underwriting discounts and commissions	—	—	947,990
Net cash provided by financing activities	—	—	947,990
Effect of exchange rate changes on cash and cash equivalents	—	—	—
Net increase in cash and cash equivalents	200	67	—
Cash, cash equivalents, as of the beginning of the period	67	—	—
Cash, cash equivalents, as of the end of the period	$267	$67	$—

The accompanying notes are an integral part of these condensed financial statements.

SCHEDULE I. CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

FLUENCE ENERGY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(PARENT COMPANY ONLY)
(U.S. Dollars in Thousands)
1.Organization and Operations

Fluence Energy, Inc., a Delaware corporation (the “Parent Company”), was formed on June 21, 2021. We conduct our business operations through Fluence Energy, LLC and its direct and indirect subsidiaries. Upon the completion of our initial public offering (the “IPO”) on November 1, 2021, Fluence Energy, Inc. became a holding company whose sole material assets are the limited liability interests (“LLC Interests”) in Fluence Energy, LLC. All of our business is conducted through Fluence Energy, LLC, together with its direct and indirect subsidiaries. Fluence Energy, LLC is treated as a partnership for federal income tax purposes and, as a result, its members, including Fluence Energy, Inc. will pay income taxes with respect to their allocable shares of its net taxable income.
Our fiscal year begins on October 1 and ends on September 30. References to “fiscal year 2022,” “fiscal year 2023”, and “fiscal year 2024” refer to the fiscal years ended September 30, 2022, September 30, 2023 and September 30, 2024, respectively.
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
2. Basis of Presentation
These condensed parent company financial statements should be read in conjunction with the consolidated financial statements of Fluence Energy, Inc. and the accompanying notes thereto, included in this Annual Report on Form 10-K for the fiscal year ended September 30, 2024. For purposes of these condensed financial statements, the Parent Company's interest in Fluence Energy, LLC is recorded based upon its proportionate share of Fluence Energy, LLC’s net assets (similar to presenting them on the equity method).

Certain intercompany balances presented in these condensed Parent Company financial statements are eliminated in the consolidated financial statements. $2.8 million and $1.5 million of payables were eliminated in consolidation as of September 30, 2024 and 2023.

3. Commitments and Contingencies
On October 27, 2021, the Parent Company entered into the Tax Receivable Agreement (the “Tax Receivable Agreement”) with Fluence Energy, LLC, Siemens Industry, Inc. (“Siemens Industry”) and AES Grid Stability, LLC (“AES Grid Stability” and together with Siemens Industry, the “Founders”) which obligates the Parent Company to make payments to the Founders of 85% of the amount of certain tax benefits that Fluence Energy, Inc. actually realizes, or in some circumstances is deemed to realize, arising from the basis adjustments and certain other tax benefits arising from payments made under the Tax Receivable Agreement. Increases in tax basis and tax basis adjustments generated over time may increase (for tax purposes) the depreciation and amortization deductions available to Fluence Energy, Inc. and, therefore, may reduce the amount of U.S. federal, state, and local tax that Fluence Energy, Inc. would otherwise be required to pay in the future, although the Internal Revenue Service may challenge all or part of the validity of that tax basis, and a court could sustain such a challenge.

The amounts payable under the Tax Receivable Agreement are contingent upon (i) sufficient taxable income to fully utilize the tax benefits; (ii) Fluence Energy, LLC is able to fully depreciate or amortize its assets; and (iii) no material changes in applicable tax law. The payments under the Tax Receivable Agreement are not conditioned upon continued ownership of Fluence Energy, LLC by the Founders. As of September 30, 2024, we estimate $1.5 million of payments under the Tax Receivable Agreement to be realized. The payment will be finalized upon the filing of the Fluence Energy, Inc. U.S. income tax return during the year ending September 30, 2025. With the exception of the $1.5 million payment, we determined it is not probable that additional payments under the Tax Receivable Agreement would be made, given there was no expectation of future sufficient taxable income over the term of the agreement to utilize deductions in the future.

Refer to “Note 14 - Commitment and Contingencies” to the consolidated financial statements for information regarding pending and threatening legal proceedings, regulatory proceedings, and governmental investigations.

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

		Additions
in thousands	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Balance at end of period
Deferred tax asset valuation allowance:
Fiscal year ended September 30, 2022	$11,632	$43,561	$299,211	(1)	$354,404
Fiscal year ended September 30, 2023	$354,404	$6,825	$10,439	(1)	$371,668
Fiscal year ended September 30, 2024	$371,668	$(44,126)	$49,676	(1)	$377,218
(1) Amount relates primarily to a valuation allowance established on deferred tax assets related to our investment in Fluence Energy, LLC.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to provide reasonable assurance of achieving the objective that information in our reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified and pursuant to the requirements of the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024, the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, and as a result of the material weakness in internal control over financial reporting described below, management concluded that, as of September 30, 2024 our disclosure controls and procedures were not effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2024 based on the framework set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, our management has concluded the Company did not maintain effective internal control over financial reporting as of September 30, 2024 as a result of the existence of the material weakness discussed below.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The effectiveness of our internal control over financial reporting as of September 30, 2024, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8. Financial Statements and Supplementary Data herein.
Material Weaknesses and Remediation Measures
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.
We determined that a material weakness in internal control over revenue recognition exists. The Company did not consistently apply controls in its revenue recognition process related to the evaluation of contract terms for purposes of determining their impact on when costs are included in the measure of progress.
We have enhanced controls over the evaluation of contract terms and placed them into operation; we believe our efforts to consistently apply our revenue recognition controls over a sustained period of time will enable us to successfully remediate our material weakness in fiscal year 2025 however, we cannot provide assurance as to when our further remediation measures will be complete. We will consider the material weakness remediated after the applicable controls operate for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively.

Changes in Internal Control over Financial Reporting
Other than the changes to our internal control over financial reporting described in “Material Weaknesses and Remediation Measures” above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

(a) None.

(b) None.

(c) Director and Officer Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2024, no directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated “Rule 10b5-1 trading arrangements” and/or “non-Rule 10b5-1 trading arrangements” (each as defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

(a) None.

(b) None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2025 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended September 30, 2024.
Code of Conduct and Ethics
Our board of directors has adopted a code of conduct and ethics that applies to our directors, officers, and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of Fluence’s Code of Conduct and Ethics is posted on our website, https://fluenceenergy.com. In addition, we intend to post on our website all disclosures that are required by law or Nasdaq rules concerning any amendments to, or waivers from, any provision of the Code. We are not including this or any other information on our website as a part of, nor incorporating it by reference into, this Annual Report on Form 10-K or any of our other SEC filings.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2025 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended September 30, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item, including Securities Authorized for Issuance Under Equity Plans, is incorporated by reference to our Proxy Statement relating to our 2025 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended September 30, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2025 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended September 30, 2024.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2025 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended September 30, 2024.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES
1.The list of consolidated financial statements and related notes, together with the report of Ernst & Young LLP, appear in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K and are hereby incorporated by reference.
2.The Financial Statement Schedules listed in the Index to Financial Statements in Item 8 is filed as part of this Annual Report on Form 10-K. All other financial statement schedules have been omitted because they are not applicable, not material or the required information is otherwise included.
3.The exhibits listed in the following Index to Exhibits are filed or incorporated by reference as part of this Annual Report.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Fluence Energy, Inc.	8-K	001-40978	3.1	November 3, 2021
3.2	First Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Fluence Energy, Inc.	8-K	001-40978	3.1	December 22, 2022
3.3	Certificate of Retirement of 65,674,195 shares of Class B-1 Common Stock Fluence Energy, Inc.	8-K	001-40978	3.1	June 11, 2024
3.4	Amended and Restated Bylaws of Fluence Energy, Inc.	8-K	001-40978	3.2	November 3, 2021
4.1	Specimen Stock Certificate evidencing the shares of Class A common stock	S-1/A	333-259839	4.1	October 19, 2021
4.2	Description of Registered Securities	10-Q	001-40978	4.1	August 7, 2024
10.1	Third Amended and Restated LLC Agreement of Fluence Energy, LLC, dated as of October 27, 2021	8-K	001-40978	10.1	November 3, 2021
10.2	First Amendment to the Third Amended and Restated LLC Agreement of Fluence Energy, LLC, dated as of October 27, 2021	10-K	001-40978	10.2	November 29, 2023
10.3	Tax Receivable Agreement, dated as of November 1, 2021, by and among Fluence Energy, Inc. and the TRA Parties	8-K	001-40978	10.2	November 3, 2021
10.4	Registration Rights Agreement, dated November 1, 2021, by and among Fluence Energy, Inc. and the Original Equity Owners	8-K	001-40978	10.3	November 3, 2021
10.5	Siemens AG Joinder, dated July 7, 2022, to the Registration Rights Agreement, dated November 1, 2021, by and among Fluence Energy, Inc. and the other parties named therein	10-Q	001-40978	10.1	August 15, 2022
10.6	Siemens Pension-Trust e.V. Joinder, dated September 29, 2022, to the Registration Rights Agreement, dated November 1, 2021, by and among Fluence Energy, Inc. and the other parties named therein	10-K	001-40978	10.5	December 14, 2022
10.7	SPT Invest Management, Sarl Joinder, dated December 19, 2023, to the Registration Rights Agreement, dated November 1, 2021, by and among Fluence Energy, Inc. and the other parties named therein	10-Q	001-40978	10.6	February 8, 2024
10.8	Stockholders Agreement, dated October 27, 2021, by and among Fluence Energy, Inc., Fluence Energy, LLC and the Stockholders	8-K	001-40978	10.4	November 3, 2021
10.9	Siemens AG Joinder, dated July 7, 2022, to the Stockholders Agreement, dated October 27, 2021, by and among Fluence Energy, Inc. and the other parties named therein	10-Q	001-40978	10.2	August 15, 2022
10.10	Siemens Pension-Trust E.V. Joinder, dated September 29, 2022, to the Stockholders Agreement, dated October 27, 2021, by and among Fluence Energy, Inc. and the other parties named therein	10-K	001-40978	10.8	December 14, 2022
10.11	SPT Invest Management, Sarl Joinder, dated December 19, 2023, to the Stockholders Agreement, dated October 27, 2021, by and among Fluence Energy, Inc. and the other parties named therein	10-Q	001-40978	10.7	February 8, 2024

		Incorporated by Reference
10.12†	2021 Incentive Award Plan	S-1/A	333-259839	10.5	October 19, 2021
10.13†	Annual Incentive Plan	10-K	001-40978	10.10	December 14, 2022
10.14†	Form Restricted Stock Unit Award Agreement (Employee and Officer)(IPO)	S-1/A	333-259839	10.6.1	October 19, 2021
10.15†	Form Restricted Stock Unit Award Agreement (Employee & Officer)(rev. May 2023)	10-Q	001-40978	10.1	May 11, 2023
10.16†	Form Restricted Stock Unit Award Agreement (Officer)(revised October 2023)	10-K	001-40978	10.14	November 29, 2023
10.17†	Form Performance Stock Unit Agreement (Officer)(adopted October 2023)	10-K	001-40978	10.15	November 29, 2023
10.18†	Form Stock Option Agreement (Officer)(adopted October 2023)	10-K	001-40978	10.16	November 29, 2023
10.19†	Form Restricted Stock Unit Award Agreement (Employee)(revised October 2023)	10-K	001-40978	10.17	November 29, 2023
10.20†	Form Performance Stock Unit Award Agreement (Employee)(adopted October 2023)	10-K	001-40978	10.18	November 29, 2023
10.21†	Form Restricted Stock Unit Award Agreement (Director)(revised May 2023)	10-Q	001-40978	10.2	May 11, 2023
10.22†	2020 Unit Option Plan and Form Unit Option Award Agreement	S-1	333-259839	10.7	September 28, 2021
10.23†	Offer Letter, dated May 12, 2020, with Rebecca Boll	S-1	333-259839	10.11	September 28, 2021
10.24†	Offer Letter, dated August 5, 2022, between Fluence Energy, Inc. and Julian Nebreda	8-K	001-40978	10.1	August 8, 2022
10.25†	Offer Letter, dated August 26, 2022, between Fluence Energy, Inc. and Manavendra Sial	8-K	001-40978	10.1	August 31, 2022
10.26†	Offer Letter, dated August 14, 2023, between Fluence Energy, Inc. and Michelle Philpot	8-K	001-40978	10.1	August 18, 2023
10.27†	Offer Letter, dated August 8, 2022, between Fluence Energy, Inc. and Krishna Vanka	10-K	001-40978	10.28	November 29, 2023
10.28†	Transition Services Agreement, executed January 19, 2024, by and between Fluence Energy, LLC and Krishna Vanka	10-Q	001-40978	10.2	February 8, 2024
10.29†	Offer Letter, dated July 6, 2023, between Fluence Energy, Inc. and Peter Williams	10-K	001-40978	10.29	November 29, 2023
10.30†	Offer Letter, dated November 16, 2023, between Fluence Energy, Inc. and Ahmed Pasha	8-K	001-40978	10.1	November 16, 2023
10.31†*	Offer Letter, executed November 17, 2017, between Fluence Energy, LLC and John Zahurancik
10.32†	Fluence Energy, Inc. Executive Severance Plan	8-K	001-40978	10.1	February 10, 2022
10.33†	Revised Non-Employee Independent Director Compensation Policy (effective October 1, 2024)	10-Q	001-40978	10.1	August 7, 2024
10.34	Form of Indemnification Agreement	S-1/A	333-259839	10.13	October 19, 2021

		Incorporated by Reference
10.35	Syndicated Facility Agreement, dated as of November 22, 2023, among Fluence Energy, LLC as the Parent Borrower, the other borrowers party thereto, Fluence Energy, Inc., as the Parent, the other guarantors party thereto, the lenders party thereto, and Barclays Bank PLC, as Administrative Agent.	8-K	001-40978	10.1	November 27, 2023
10.36	Master Assignment and Assumption and Issuing Bank Joinder dated as of December 15, 2023 to the Syndicated Facility Agreement, dated as of November 22, 2023, among Fluence Energy, LLC as the Parent Borrower, the other borrowers party thereto, Fluence Energy, Inc., as the Parent, the other guarantors party thereto, the lenders party thereto, and Barclays Bank PLC, as Administrative Agent.	10-Q	001-40978	10.1	February 8, 2024
10.37	Amendment No. 1, dated April 8, 2024, to the Syndicated Facility Agreement, dated as of November 22, 2023, among Fluence Energy, LLC as the Parent Borrower, the other borrowers party thereto, Fluence Energy, Inc., as the Parent, the other guarantors party thereto, the lenders party thereto, and Barclays Bank PLC, as Administrative Agent.	10-Q	001-40978	10.2	May 9, 2024
10.38	Amendment No. 2, dated May 8, 2024, to the Syndicated Facility Agreement, dated as of November 22, 2023, among Fluence Energy, LLC as the Parent Borrower, the other borrowers party thereto, Fluence Energy, Inc., as the Parent, the other guarantors party thereto, the lenders party thereto, and Barclays Bank PLC, as Administrative Agent.	10-Q	001-40978	10.3	May 9, 2024
10.39	Amendment Number Three to Syndicated Facility Agreement, dated as of August 6, 2024, by and among Fluence Energy, Inc., Fluence Energy, LLC, Fluence Energy Global Production Operation, LLC, the other guarantors party thereto, the parties thereto identified as “Exiting Lenders”, the parties thereto identified as “Existing Lenders”, the parties thereto identified as “New Lenders”, Barclays Bank PLC, in its capacity as resigning administrative agent, and Citibank, N.A., in its capacity as successor administrative agent.	10-Q	001-40978	10.2	August 7, 2024
10.40	Master Receivables Purchase Agreement by and among Fluence Energy, LLC and any other seller from time to time party thereto, as sellers and servicers, and Credit Agricole Corporate and Investment Bank, dated February 27, 2024.	10-Q	001-40978	10.1	May 9, 2024
10.41	Amended and Restated Credit Support and Reimbursement Agreement, dated June 9, 2021, by and among Fluence Energy, LLC, The AES Corporation and Siemens Industry, Inc.	S-1	333-259839	10.15	September 28, 2021
10.42	Assignment of Rights, dated April 6, 2021, by and among Siemens Aktiengesellschaft and Fluence Energy, LLC	S-1	333-259839	10.16	September 28, 2021
10.43	Amended and Restated Siemens License Agreement, dated June 9, 2021, by and between Fluence Energy, LLC and Siemens Aktiengesellschaft	S-1/A	333-259839	10.17	October 19, 2021
10.44	Amended and Restated Siemens Industry License Agreement, dated as of June 9, 2021, by and between Siemens Industry, Inc. and Fluence Energy, LLC	S-1/A	333-259839	10.18	October 19, 2021
10.45	Intellectual Property Assignment, dated September 9, 2021, amongst The AES Corporation and Fluence Energy, LLC	S-1/A	333-259839	10.19	October 19, 2021
10.46	License Agreement, dated September 9, 2021, by and between Fluence Energy, LLC and The AES Corporation	S-1/A	333-259839	10.20	October 19, 2021
10.47	Amended and Restated Equipment and Services Purchase Agreement, dated October 27, 2021, by and among Siemens Industry, Inc. and Fluence Energy, LLC.	10-K	001-40978	10.21	December 14, 2021
10.48	Amended and Restated Storage Core Frame Purchase Agreement, dated October 27, 2021, by and among AES Grid Stability, LLC and Fluence Energy, LLC.	10-K	001-40978	10.22	December 14, 2021

		Incorporated by Reference
10.49	Amended and Restated Storage Core Frame Purchase Agreement, dated October 27, 2021, by and among Siemens Industry, Inc. and Fluence Energy, LLC.	10-K	001-40978	10.23	December 14, 2021
10.50	Amended and Restated Trademark Agreement, dated October 27, 2021, by and among Fluence Energy, LLC and AES Grid Stability, LLC.	10-K	001-40978	10.24	December 14, 2021
10.51	Amended and Restated Trademark Agreement, dated October 27, 2021, by and among Fluence Energy, LLC and Siemens Aktiengesellschaft	10-K	001-40978	10.25	December 14, 2021
10.52	Amended and Restated Master Sales Cooperation Agreement, dated October 27, 2021, by and among Fluence Energy, LLC and Siemens Industry, Inc.	10-K	001-40978	10.26	December 14, 2021
10.53	Amended and Restated Cooperation Agreement, dated October 27, 2021, by and among Fluence Energy, LLC and The AES Corporation	10-K	001-40978	10.27	December 14, 2021
10.54	Global Paying Services Agreement between Fluence Energy, LLC as the borrower, and Citibank, N.A.	S-1/A	333-259839	10.30	October 19, 2021
19.1*	Insider Trading Compliance Policy
21.1*	List of Subsidiaries of Fluence Energy, Inc.
23.1*	Consent of Ernst & Young LLP
24.1*	Powers of Attorney
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

32.1**	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Fluence Energy, Inc. Policy for Recovery of Erroneously Awarded Compensation	10-K	001-40978	97.1	November 29, 2023
101.INS	Inline XBRL Instance Document – the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 29, 2024

Fluence Energy, Inc.
By:	/s/ Julian Nebreda
Julian Nebreda Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant in the capacities set forth opposite their names and on the date indicated.

Signature	Title	Date
/s/ Julian Nebreda	Chief Executive Officer, President and Director (Principal Executive Officer)	November 29, 2024
Julian Nebreda
/s/ Ahmed Pasha	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	November 29, 2024
Ahmed Pasha
/s/ Michelle Philpot	Chief Accounting Officer (Principal Accounting Officer)	November 29, 2024
Michelle Philpot

*	Director	November 29, 2024
Herman Bulls

*	Director	November 29, 2024
Tish Mendoza

*	Director	November 29, 2024
Barbara Humpton

*	Director	November 29, 2024
Emma Falck

*	Director	November 29, 2024
Axel Meier

*	Director	November 29, 2024
John Christopher Shelton

*	Director	November 29, 2024
Simon James Smith

*	Director	November 29, 2024
Elizabeth Fessenden

*	Director	November 29, 2024
Cynthia Arnold

*	Director	November 29, 2024
Ricardo Falu

*	Director	November 29, 2024
Harald von Heynitz

*By: /s/ Vincent W. Mathis
Vincent W. Mathis, as attorney-in-fact