Form 10-Q
period 2024-12-31
Fluence Energy, Inc.
filed 2025-02-10
CIK 1868941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of February 3, 2025, the registrant had 130,049,960 shares of Class A common stock outstanding and 51,499,195 shares of Class B-1 common stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2024 (this “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Report are forward-looking statements. In particular, statements regarding our future results of operations and financial position, operational performance, business strategy, growth, and leadership position, introduction of new technology, our ability to differentiate our product and optimize our cost structure, liquidity and access to capital and cash flows, future revenue recognition and estimated revenues, future capital expenditures and debt service obligations, statements regarding expected growth and demand for our energy storage solutions, services, and digital application offerings, relationships with new and existing customers and suppliers, introduction of new energy storage solutions, services, and digital application offerings and adoption of such offerings by customers, potential impacts from competitive pressures, assumptions relating to the Company’s tax receivable agreement, expectations relating to backlog, pipeline, and contracted backlog, current expectations relating to legal proceedings, anticipated impact and benefits from the Inflation Reduction Act of 2022 (the “IRA”) and related domestic content guidelines on us and our customers, potential impact of proposed or recently enacted policies, regulations, and other executive actions from the current U.S. political administration, and projected costs, beliefs, assumptions, prospects, plans, and objectives of management, are forward-looking statements. In some cases, you may identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “seeks,” “intends,” “targets,” “projects,” “contemplates,” “grows,” “believes,” “estimates,” “predicts,” “potential”, “commits”, or “continue” or the negative of these terms or other similar expressions. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
These forward-looking statements are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including, but not limited to, our relatively limited operating and revenue history as an independent entity and the nascent clean energy industry; anticipated increasing expenses in the future, and our ability to maintain prolonged profitability; fluctuations of our order intake and results of operations across fiscal periods; potential difficulties in maintaining manufacturing capacity and establishing expected mass manufacturing capacity in the future; risks relating to delays, disruptions, and quality control problems in our manufacturing operations; risks relating to quality and quantity of components provided by suppliers; risks relating to our status as a relatively low-volume purchaser as well as from supplier concentration and limited supplier capacity; risks relating to operating as a global company with a global supply chain; changes in the cost and availability of raw materials and underlying components; failure by manufacturers, vendors, and suppliers to use ethical business practices and comply with applicable laws and regulations; significant reduction in pricing or order volume or loss of one or more of our significant customers or their inability to perform under their contracts; risks relating to competition for our offerings and our ability to attract new customers and retain existing customers; ability to maintain and enhance our reputation and brand recognition; ability to effectively manage our recent and future growth and expansion of our business and operations; our growth depends in part on the success of our relationships with third parties; ability to attract and retain highly qualified personnel; risks associated with engineering and construction, utility interconnection, commissioning and installation of our energy storage solutions and products, cost overruns, and delays; risks relating to lengthy sales and installation cycle for our energy storage solutions; risks related to defects, errors, vulnerabilities and/or bugs in our products and technology; risks relating to estimation uncertainty related to our product warranties; fluctuations in currency exchange rates; risks related to our current and planned foreign operations; amounts included in our pipeline and contracted backlog may not result in actual revenue or translate into profits; risks related to acquisitions we have made or that we may pursue; events and incidents relating to storage, delivery, installation, operation, maintenance and shutdowns of our products; risks relating to our impacts to our customer relationships due to events and incidents during the project lifecycle of an energy storage solution; actual or threatened health epidemics, pandemics or similar public health threats; ability to obtain financial assurances for our projects; risks relating to whether renewable energy technologies are suitable for widespread adoption or if sufficient demand for our offerings do not develop or takes longer to develop than we anticipate; estimates on size of our total addressable market; barriers arising from current electric utility industry policies and regulations and any subsequent changes; risks relating to the cost of electricity available from alternative sources; macroeconomic uncertainty and market conditions; risk relating to interest rates or a reduction in the availability of tax equity or project debt capital in the global financial markets and corresponding effects on customers’ ability to finance energy storage systems and demand for our energy storage solutions; reduction, elimination, or expiration of government incentives or regulations regarding renewable energy; decline in public acceptance of renewable energy, or delay, prevent, or increase in the cost of customer projects; severe weather events; increased attention to ESG matters; restrictions set forth in our current credit agreement and future debt agreements; uncertain ability to raise additional capital to execute on business opportunities; risks related to our 2030 Convertible Senior Notes (as defined herein); our ability to obtain, maintain and enforce proper protection for our intellectual property, including our technology; threat of lawsuits by third parties alleging intellectual property violations; adequate protection for our trademarks and trade names; ability to enforce our intellectual property rights; risks relating to our patent portfolio; ability to effectively protect data integrity of our technology infrastructure and other business systems; use of open-source software; failure to comply with third party license or technology agreements; inability to license rights to use technologies on reasonable terms; risks relating to compromises, interruptions, or shutdowns of our systems; changes in the global trade environment; potential changes in tax laws or regulations; risks relating to environmental, health, and safety laws and potential obligations, liabilities and costs thereunder; failure to comply with data privacy and data security laws, regulations and industry standards; risks relating to potential future legal proceedings, regulatory disputes, and governmental inquiries; risks related to ownership of our Class A common stock; risks related to us being a “controlled company” within the meaning of the NASDAQ rules; risks relating to the terms of our amended and restated certificate of incorporation and amended and restated bylaws; risks relating to our relationship with our Founders (as defined herein) and our continuing equity owners; risks relating to conflicts of interest by our officers and directors due to positions with continuing equity owners; risks related to short-seller activists; we depend on distributions from Fluence Energy, LLC to pay our taxes and expenses and Fluence Energy, LLC’s ability to make such distributions may be limited or restricted in certain scenarios; risks arising out of the Tax Receivable Agreement; unanticipated changes in effective tax rates or adverse outcomes resulting from examination of tax returns; risks relating to improper and ineffective internal control over reporting to comply with Sarbanes-Oxley Act; risks relating to changes in accounting principles or their applicability to us; risks relating to estimates or judgments relating to our critical accounting policies; and the factors described under the headings Part I, Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended September 30, 2024, filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 29, 2024 (the “2024 Annual Report”), and Part II, Item 1A. “Risk Factors” and Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Many of the important factors that will determine these results are beyond our ability to control or predict. Accordingly, you should not place undue reliance on any such forward-looking statements. We qualify all forward-looking statements contained in this Report by these cautionary statements. Any forward-looking statement speaks only as of the date on which it is made, and, except as otherwise required by law, we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Part I - Financial Information
Item 1. Financial Statements
FLUENCE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars in Thousands, except share and per share amounts)

	Unaudited
	December 31, 2024	September 30, 2024
Assets
Current assets:
Cash and cash equivalents	$607,356	$448,685
Restricted cash	24,384	46,089
Trade receivables, net	146,956	216,458
Unbilled receivables	156,076	172,115
Receivables from related parties	252,302	362,523
Advances to suppliers	175,485	174,532
Inventory, net	543,415	182,601
Current portion of notes receivable - pledged as collateral	—	30,921
Other current assets	77,654	46,519
Total current assets	1,983,628	1,680,443
Non-current assets:
Property and equipment, net	$18,845	$15,350
Intangible assets, net	58,589	60,002
Goodwill	26,199	27,482
Deferred income tax asset	8,076	8,880
Other non-current assets	118,640	110,031
Total non-current assets	230,349	221,745
Total assets	$2,213,977	$1,902,188
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$101,858	$436,744
Deferred revenue	572,735	274,499
Deferred revenue with related parties	33,169	38,162
Current portion of borrowings against note receivable - pledged as collateral	—	30,360
Personnel related liabilities	25,538	58,584
Accruals and provisions	476,985	338,311
Taxes payable	40,273	57,929
Other current liabilities	10,809	24,246
Total current liabilities	1,261,367	1,258,835
Non-current liabilities:
Deferred income tax liability	$6,624	$7,114
Convertible senior notes, net	389,096	—
Other non-current liabilities	27,590	29,100
Total non-current liabilities	423,310	36,214
Total liabilities	1,684,677	1,295,049
Stockholders’ Equity:
Preferred stock, $0.00001 per share, 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2024 and September 30, 2024	—	—
Class A common stock, $0.00001 par value per share, 1,200,000,000 shares authorized; 130,738,446 shares issued and 129,929,023 shares outstanding as of December 31, 2024; 130,207,845 shares issued and 129,421,797 shares outstanding as of September 30, 2024, respectively	1	1
Class B-1 common stock, $0.00001 par value per share, 134,325,805 shares authorized; 51,499,195 shares issued and outstanding as of December 31, 2024; 134,325,805 shares authorized; 51,499,195 shares issued and outstanding as of September 30, 2024	—	—
Class B-2 common stock, $0.00001 par value per share, 200,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2024 and September 30, 2024	—	—
Treasury stock, at cost	(9,856)	(9,460)
Additional paid-in capital	611,982	634,851
Accumulated other comprehensive income (loss)	222	(1,840)
Accumulated deficit	(192,914)	(151,448)
Total stockholders’ equity attributable to Fluence Energy, Inc.	409,435	472,104
Non-Controlling interests	119,865	135,035
Total stockholders’ equity	529,300	607,139
Total liabilities and stockholders’ equity	$2,213,977	$1,902,188
The accompanying notes are an integral part of these condensed consolidated statements.

FLUENCE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(U.S. Dollars in Thousands, except share and per share amounts)

	Three Months Ended December 31,
	2024	2023
Revenue	$116,199	$247,382
Revenue from related parties	70,589	116,574
Total revenue	186,788	363,956
Cost of goods and services	165,587	327,570
Gross profit	21,201	36,386
Operating expenses:
Research and development	17,195	15,440
Sales and marketing	18,202	10,706
General and administrative	36,707	37,728
Depreciation and amortization	2,815	2,483
Interest income, net	(741)	(1,993)
Other expense (income), net	5,751	(1,187)
Loss before income taxes	(58,728)	(26,791)
Income tax benefit	(1,715)	(1,235)
Net loss	$(57,013)	$(25,556)
Net loss attributable to non-controlling interest	$(15,547)	$(8,813)
Net loss attributable to Fluence Energy, Inc.	$(41,466)	$(16,743)

Weighted average number of Class A common shares outstanding:
Basic	129,482,668	121,113,282
Diluted	129,482,668	121,113,282
Loss per share of Class A common stock:
Basic	$(0.32)	$(0.14)
Diluted	$(0.32)	$(0.14)
The accompanying notes are an integral part of these condensed consolidated statements.

FLUENCE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(U.S. Dollars in Thousands)

	Three Months Ended December 31,
	2024	2023
Net loss	$(57,013)	$(25,556)

(Loss) gain on foreign currency translation, net of tax	(5,311)	1,804
Gain (loss) on cash flow hedges, net of tax	8,193	(169)
Total other comprehensive income	2,882	1,635
Total comprehensive loss	$(54,131)	$(23,921)
Comprehensive loss attributable to non-controlling interest	$(14,727)	$(8,358)
Total comprehensive loss attributable to Fluence Energy, Inc.	$(39,404)	$(15,563)
The accompanying notes are an integral part of these condensed consolidated statements.

FLUENCE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(U.S. Dollars in Thousands, except Shares)

	Class A Common Stock		Class B-1 Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Non-Controlling interest	Total stockholders’ equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at September 30, 2024	129,421,797	$1	51,499,195	—	$634,851	$(151,448)	$(1,840)	786,048	$(9,460)	$135,035	$607,139
Net loss	—	—	—	—	—	(41,466)	—	—	—	(15,547)	(57,013)
Stock-based compensation	358,586	—	—	—	5,266	—	—	—	—	—	5,266
Class A common stock withheld related to settlement of employee taxes for stock-based compensation awards	(23,375)	—	—	—	—	—	—	23,375	(396)	—	(396)
Effect of remeasurement of non-controlling interest due to other share transactions	—	—	—	—	443	—	—	—	—	(443)	—
Proceeds from exercise of stock options	172,015	—	—	—	422	—	—	—	—	—	422
Purchases of Capped Calls related to 2023 Convertible Senior Notes	—	—	—	—	(29,000)	—	—	—	—	—	(29,000)
Loss on foreign currency translation, net of tax	—	—	—	—	—	—	(3,800)	—	—	(1,511)	(5,311)
Gain on cash flow hedges, net of tax	—	—	—	—	—	—	5,862	—	—	2,331	8,193
Balance at December 31, 2024	129,929,023	$1	51,499,195	—	$611,982	$(192,914)	$222	809,423	$(9,856)	$119,865	$529,300

	Class A Common Stock		Class B-1 Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Non-Controlling interest	Total stockholders’ equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at September 30, 2023	118,903,435	1	58,586,695	—	581,104	(174,164)	3,202	689,974	(7,797)	153,984	556,330
Net loss	—	—	—	—		(16,743)	—	—	—	(8,813)	(25,556)
Stock-based compensation	169,800	—	—	—	5,630		—	—	—		5,630
Effect of AES Grid Stability redemption of Class B-1 common stock for Class A common stock	7,087,500		(7,087,500)	—	21,428	—	—	—	—	(21,428)	—
Effect of remeasurement of non-controlling interest due to other share transactions	354,134	—	—	—	952	—	—	—	—	(952)	—
Proceeds from exercise of stock options	453,073	—	—	—	1,116	—	—	—	—		1,116
Gain on foreign currency translation, net of tax							1,298			506	1,804
Loss on cash flow hedges, net of tax	—	—	—	—	—	—	(118)	—	—	(51)	(169)
Balance at December 31, 2023	126,967,942	$1	51,499,195	$—	$610,230	$(190,907)	$4,382	689,974	$(7,797)	$123,246	$539,155

The accompanying notes are an integral part of these condensed consolidated statements.

FLUENCE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(U.S. Dollars in Thousands)

	Three Months Ended December 31,
	2024	2023
Operating activities
Net loss	$(57,013)	$(25,556)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	4,485	2,883
Amortization of debt issuance costs	817	682
Inventory provision	2,283	298
Stock-based compensation	5,266	5,630
Deferred income taxes	(66)	295
Changes in operating assets and liabilities:
Trade receivables, net	60,143	(70,550)
Unbilled receivables	10,725	11,895
Receivables from related parties	110,198	(16,882)
Advances to suppliers	(5,593)	3,216
Inventory	(368,763)	(336,408)
Other current assets	(7,640)	(48,709)
Other non-current assets	(11,582)	26,459
Accounts payable	(333,593)	254,781
Deferred revenue with related parties	(4,959)	147,814
Deferred revenue	316,723	99,051
Accruals and provisions	139,064	190
Taxes payable	(7,534)	(1,438)
Other current liabilities	(67,354)	(5,496)
Other non-current liabilities	3,161	(28,792)
Net cash (used in) provided by operating activities	(211,232)	19,363
Investing activities
Capital expenditures on software	(3,077)	(1,128)
Purchase of property and equipment	(2,109)	(1,468)
Net cash used in investing activities	(5,186)	(2,596)
Financing activities
Class A common stock withheld related to settlement of employee taxes for stock-based compensation awards	(396)	—
Proceeds from issuance of 2030 Convertible Senior Notes	400,000	—
Payment for debt issuance costs on 2030 Convertible Senior Notes	(10,000)	—
Payment for debt issuance costs on revolving facilities	(195)	(3,583)
Purchases of Capped Calls related to 2030 Convertible Senior Notes	(29,000)	—
Payments for acquisitions	—	(3,892)
Proceeds from exercise of stock options	422	1,116
Net cash provided by (used in) financing activities	360,831	(6,359)
Effect of exchange rate changes on cash and cash equivalents	(8,710)	3,418
Net increase in cash, cash equivalents, and restricted cash	135,703	13,826
Cash, cash equivalents, and restricted cash as of the beginning of the period	518,706	462,731
Cash, cash equivalents, and restricted cash as of the end of the period	$654,409	$476,557
Supplemental Cash Flows Information
Interest paid	$920	$722
Cash paid for income taxes	$5,707	$916
The accompanying notes are an integral part of these condensed consolidated statements.

FLUENCE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.    Organization and Operations
Fluence Energy, Inc., a Delaware corporation (the “Company”), was formed on June 21, 2021. We conduct our business operations through Fluence Energy, LLC, and its direct and indirect subsidiaries. Fluence Energy, LLC was formed on June 30, 2017 as a joint venture between Siemens Industry, Inc. (“Siemens Industry”), an indirect subsidiary of Siemens AG (“Siemens”), and AES Grid Stability, LLC (“AES Grid Stability”), an indirect subsidiary of The AES Corporation (“AES”), and commenced operations on January 1, 2018. We refer to Siemens Industry and AES Grid Stability as the “Founders” in this Quarterly Report on Form 10-Q for the period ended December 31, 2024 (this “Report”).
Fluence Energy, Inc. is a holding company whose sole material assets are the limited liability company interests (the “LLC Interests”) in Fluence Energy, LLC. All of our business is conducted through Fluence Energy, LLC, together with its subsidiaries, and the financial results of Fluence Energy, LLC are consolidated in our financial statements. Fluence Energy, LLC is taxed as a partnership for federal income tax purposes and, as a result, its members, including Fluence Energy, Inc., pay income taxes with respect to their allocable shares of its net taxable income. As of December 31, 2024, Fluence Energy, LLC had subsidiaries operating in Germany, Australia, Philippines, Chile, the Netherlands, the United States, India, Singapore, United Kingdom, Canada, Taiwan, Ireland, and Switzerland. Except where the context clearly indicates otherwise, “Fluence,” “we,” “us,” “our,” or the “Company” refers to Fluence Energy, Inc. and all of its direct and indirect subsidiaries, including Fluence Energy, LLC.
The Company’s fiscal year begins on October 1 and ends on September 30. References to “fiscal year 2024” and “fiscal year 2025” refer to the twelve months ended September 30, 2024 and September 30, 2025, respectively.
The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer. The Company’s CODM reviews financial information on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, the Company has determined that it operates in one operating segment, which corresponds to one reportable segment.
Secondary Offering and AES Redemption
On December 8, 2023, AES Grid Stability, Siemens Pension-Trust e.V. (“Siemens Pension Trust”), and Qatar Holding LLC (“QHL” and together with AES Grid Stability and Siemens Pension Trust in such context, the “Selling Stockholders”) closed an underwritten public offering (the “Offering”) of 18,000,000 shares of Class A common stock, par value $0.00001 per share of Fluence Energy, Inc. (“Class A common stock”). The Company did not sell any of its shares of Class A common stock in the Offering and the Company did not receive any proceeds from the Offering. Pursuant to the terms of the Company’s Registration Rights Agreement, dated as of November 1, 2021, by and among the Company and the Original Equity Owners (as defined therein), the Company paid $0.7 million in certain expenses of the Selling Stockholders related to the Offering, while the Selling Stockholders paid all applicable underwriting discounts and commissions.
In conjunction with the Offering, AES Grid Stability exercised its redemption right pursuant to the terms of the Third Amended and Restated Limited Liability Agreement of Fluence Energy, LLC, dated October 27, 2021, as may be amended from time to time (the “Fluence Energy, LLC Agreement”) with respect to 7,087,500 LLC Interests held by AES Grid Stability, together with the corresponding cancellation of an equivalent number of shares of Class B-1 common stock, par value $0.00001 per share of the Company (the “AES Redemption”). The Company elected to settle the AES Redemption through the issuance of 7,087,500 shares of the Company’s Class A common stock. The AES Redemption settled on December 8, 2023. All of the 7,087,500 shares issued to AES Grid Stability in connection with the AES Redemption were sold in the Offering.
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
Non-Controlling Interest
As the sole managing member of Fluence Energy, LLC, Fluence Energy, Inc. operates and controls all the business and affairs of Fluence Energy, LLC and, through Fluence Energy, LLC and its direct and indirect subsidiaries, conducts the Company’s business. Fluence Energy, LLC is a variable interest entity, of which Fluence Energy, Inc. beneficially owns a 71.61% interest as of December 31, 2024. For accounting purposes, Fluence Energy, Inc. is considered the primary beneficiary and therefore consolidates the results of Fluence Energy, LLC and its direct and indirect subsidiaries. The table below summarizes the ownership structure at the end of each respective period:

	December 31, 2024	September 30, 2024
Controlling Interest Ownership	71.61%	71.53%
Non-Controlling Interest Ownership (AES)	28.39%	28.47%
Unaudited Interim Financial Information
The accompanying condensed consolidated financial statements as of December 31, 2024, and for the three months ended December 31, 2024 and 2023 are unaudited. These financial statements should be read in conjunction with the Company’s audited financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2024 filed with the SEC on November 29, 2024 (the “2024 Annual Report”). In our opinion, such unaudited financial statements reflect all adjustments, including normal recurring items, that are necessary for the fair statement of the Company’s financial position as of December 31, 2024, the results of its operations for the three months ended December 31, 2024 and 2023, and its cash flows for the three months ended December 31, 2024 and 2023. The financial data and other information disclosed in these notes related to the three months ended December 31, 2024 and 2023 are also unaudited. The results for the three months ended December 31, 2024 and 2023 are not necessarily indicative of results for the full year ending September 30, 2025 and 2024, any other interim periods, or any future year or period. The balance sheet as of September 30, 2024 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted in the interim financial statements.
For a complete description of our significant accounting policies, refer to “Note 2 - Summary of Significant Accounting Policies and Estimates” in the audited consolidated financial statements included in our 2024 Annual Report.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. Items subject to such estimates and assumptions include: the carrying amount and estimated useful lives of long-lived assets; impairment of goodwill, intangible assets, and long-lived assets; valuation allowances for inventories; deferred tax assets; revenue recognized under the percentage-of-completion method; transaction price estimates with variable consideration; accrued bonuses; and various project-related provisions including, but not limited to, estimated losses and warranty obligations.
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

in thousands	December 31, 2024	September 30, 2024
Cash and cash equivalents	$607,356	$448,685
Restricted cash	24,384	46,089
Restricted cash included in “Other non-current assets”	22,669	23,932
Total cash, cash equivalents and restricted cash	$654,409	$518,706
Restricted cash at the end of each respective period consisted of the following:

in thousands	December 31, 2024	September 30, 2024
Collateral for credit card program	$2,406	$2,757
Collateral for outstanding bank guarantees	11,612	31,360
Collateral for surety program	9,662	9,551
Term deposits	704	2,421
Collateral for surety program included in “Other non-current assets”	22,669	23,932
Total restricted cash	$47,053	$70,021
Revenue and Cost Recognition
The Company’s revenue recognition policy included herein is based on the application of Accounting Standards Codification - Revenue from Contracts with Customers (ASC 606). As of December 31, 2024, the Company’s revenue was generated primarily from the sale of energy storage products and solutions, providing operational services, and the sale of digital applications and solutions.
Revenue from Energy Storage Products and Solutions: The Company enters into contracts with utility companies, developers, and commercial and industrial customers to design and build battery-based energy storage products. Our projects have a lead time from date of contract execution to substantial completion, typically ranging from approximately twelve up to eighteen months. Generally, we must design the project, as each storage solution is customized depending on the customer’s energy needs, procure the major equipment, obtain manufacturing slots from our contract manufacturers, coordinate the logistics, and assemble the solution prior to delivery and installation at our customer project sites. These actions must be completed timely to adhere to customer schedules and milestones. Depending on the scope of the project, we may be responsible for the installation of the equipment. After the equipment is installed, we are responsible for commissioning. The Company recognizes revenue over time as we transfer control of our product to the customer. This transfer of control to the customer occurs as the project is being built in accordance with the contract or is supported by clauses in the contracts that provide enforceable rights to payment of the transaction price associated with work performed to date for products that do not have an alternative use to the Company. Revenue is recognized using the percentage of completion (“POC”) method based on actual cost incurred as a percentage of total estimated contract costs. Standard inventory materials (including batteries, enclosures, chillers, and others, which are assembled into “cubes”) that could be used interchangeably on other projects are included in our measure of progress when they are integrated into, or restricted to a specific customer’s project such that we no longer have the ability to direct their use for other purposes. Contract costs include all direct material and labor costs related to contract performance. As the cost of the assembled cubes comprise a substantial portion of the total estimated contract costs, our pattern of revenue recognition may vary materially from period to period. Our judgement on when costs should be included in the measure of progress has a material impact on revenue recognition.
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
Our contracts generally provide our customers the right to liquidated damages (“LDs”) against Fluence in the event specified milestones are not met on time or equipment is not delivered according to contract specifications. Liquidated damages are accounted for as variable consideration and the contract price is reduced by the expected LD amount when recognizing revenue. The existence and measurement of LDs may also be impacted by our judgments about the probability of favorable outcomes of customer disputes involving whether certain events qualify as force majeure or the reason for the events that caused project delays. Variable consideration for LDs is estimated using the expected value method. As of December 31, 2024 and September 30, 2024, transaction prices have been reduced to reflect estimates of variable consideration primarily related to LDs of $79.1 million and $78.4 million, respectively.
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
Revenue from Services: The Company also enters into long-term service agreements with customers to provide operational services related to battery-based energy storage products and solutions. The services include extended warranty, maintenance, monitoring, and other services. The Company accounts for the services as separate performance obligations from the battery-based energy storage products and solutions. The extended warranty services are typically considered a separate performance obligation from the maintenance, monitoring, and other services. We typically recognize revenue ratably over the terms of the services using a straight-line recognition method. The Company believes using a time-based method to measure progress is appropriate as the performance obligations are satisfied evenly over the terms of services. Revenue is recognized for each of the performance obligations by dividing the allocated transaction price over the service period.
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
Cost of Goods and Services: Cost of goods and services consists primarily of product costs, including purchased materials and supplies, as well as costs related to shipping, customer support, product warranty, and personnel. Personnel costs in cost of goods and services includes both direct labor costs as well as costs attributable to any individuals whose activities relate to the transformation of raw materials or component parts into finished goods or the transportation of materials to the customer. Cost of goods and services are recognized when services are performed or control of goods are transferred to the customers. Standard inventory materials that could be used interchangeably on other projects are included in cost of goods sold when they are integrated into or restricted to the production of a customer’s project.
Deferred Revenue: Deferred revenue represents the excess billings to date over the amount of revenue recognized to date. The timing and the amount we bill our customers is based on achieving milestones as defined in the contract with the customers.
Loss Contracts: A contract becomes a loss contract when its estimated total costs are expected to exceed its total revenue. The Company accrues the full loss expected in the period a loss contract is identified in “Current liabilities — Accruals and provisions” and “Cost of goods and services” on the Company’s consolidated balance sheets and consolidated statements of operations, respectively.
Inventory, Net
Inventory, net primarily consists of cubes, batteries and related equipment, enclosures, inverters, and spare parts which are used in ongoing battery storage projects for sale. Inventory is stated at the lower of cost or net realizable value with cost being determined by the specific identification method. Costs include cost of purchase, costs of conversion, and other costs incurred in bringing the inventories to their present location and condition. The Company periodically reviews its inventory for potential obsolescence and write down of its inventory, as appropriate, to net realizable value based on its assessment of usefulness and marketability conditions.
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
During the three months ended December 31, 2024 and December 31, 2023, the Company capitalized $1.8 million and $0.9 million, respectively, of internal-use software.

Software development costs associated with hosting arrangements are capitalized during the application development stage. These are generally cloud-computing arrangements that are service contracts. The capitalized costs are reflected in “Other non-current assets” on the condensed consolidated balance sheets and are amortized to “General and administrative” once ready for intended use over the estimated useful life of the hosted software. The useful life of our software development costs associated with hosting arrangements is generally the period the Company expects to benefit from its right to access the hosted software plus consideration for any renewal or cancellation periods.
During the three months ended December 31, 2024 and December 31, 2023, the Company capitalized $10.7 million and $1.5 million, respectively, of software development costs related to hosting arrangements.
External-use software development costs developed to be sold or leased externally are capitalized upon the establishment of technological feasibility for a product in accordance with ASC 985-20, Software to be Sold or Leased Externally. These software development costs are reflected in “Intangible assets, net” on our condensed consolidated balance sheets and amortized to “Cost of goods and services” on a product basis by the greater of the straight-line method over the estimated economic life of the product or the ratio that current gross revenues for a product bear to the total current and anticipated future gross revenues for that product. The useful life of our external-use software development costs is generally 5 years.
During the three months ended December 31, 2024 and December 31, 2023, the Company capitalized $0.9 million and $0.2 million, respectively, of external-use software to be sold.
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
The Company’s cash equivalents include cash on hand and highly liquid investments readily convertible to cash, with an original maturity of 90 days or less when purchased. Fair value of cash equivalents approximates the carrying amount. The carrying amounts of trade receivables, accounts payable, and short-term debt obligations such as current portion of borrowings against note receivable - pledged as collateral, approximate fair values due to their short maturities.
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
The Company estimates the fair value of its 2030 Convertible Senior Notes (defined below) using commonly accepted valuation methodologies and market-based risk measurements that are directly observable, such as unadjusted quoted prices in markets that are not active (Level 2). Refer to “Note 12 – Convertible Senior Notes” for further details.
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
Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows or other types of forecasted transactions are considered cash flow hedges. The gains or losses from designated cash flow hedges are deferred in accumulated other comprehensive income and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The gains or losses will be presented in the same income statement line item as the earnings effect of the hedged item. The effectiveness of cash flow hedges is assessed at inception and quarterly thereafter. The change in fair value of the components excluded from the assessment of effectiveness are recognized in current period earnings. The changes in fair value of derivatives that are not designated for hedge accounting are recognized in current period earnings.
Convertible Senior Notes, Net
In December 2024, the Company issued $400.0 million aggregate principal amount of 2.25% convertible senior notes due 2030 (the “2030 Convertible Senior Notes”). The Company accounts for its 2030 Convertible Senior Notes as a liability in their entirety, measured at amortized cost. Debt issuance costs incurred in connection with the issuance of the Company’s 2030 Convertible Senior Notes are reflected in the condensed consolidated balance sheets as a direct deduction from the carrying amount of the outstanding 2030 Convertible Senior Notes. These costs are amortized using the effective interest rate method over the terms of the 2030 Convertible Senior Notes and are included within interest expense on the condensed consolidated statements of operations.
In connection with the issuance of the 2030 Convertible Senior Notes, the Company entered into privately negotiated capped call transactions with certain counterparties. The capped call transactions are generally expected to offset the potential dilution to the Company’s Class A common stock upon any conversion of the 2030 Convertible Senior Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted notes, with such reduction and/or offset subject to a cap. Refer to “Note 12 – Convertible Senior Notes” for further details.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation. Accounts payable with related parties of $0.6 million and Accruals with related parties of $0.6 million as of December 31, 2023, were reclassified from Deferred revenue and payables with related parties to Accounts payable and Accruals and provisions, respectively, on the condensed consolidated balance sheet (which is not presented in this Report). The reclassification had no impact on the total current liabilities for any period presented. Corresponding reclassifications were also reflected on the condensed consolidated statement of cash flows for the three months ended December 31, 2023. The reclassifications had no impact on cash provided by operations for the period presented.
Provision on loss contracts, net of $0.5 million for the three months ended December 31, 2023 was reclassified to current accruals and provisions on the condensed consolidated statement of cash flows. The reclassification had no impact on cash provided by operations for the period presented.

Recent Accounting Standards Adopted
The following table presents accounting standards adopted during the three months ended December 31, 2024.

Standard	Description	Period of Adoption	Effect on the financial statements and other significant matters
Accounting Standards Update (“ASU”) No. 2024-04: Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments	ASU 2024-04 clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion.	As of the three months ended December 31, 2024.	The new standard was early adopted by the Company and applied for the Company’s 2030 Convertible Senior Notes. Refer to “Note 12 – Convertible Senior Notes” for further details. The new standard did not have an impact on the condensed consolidated financial statements.

Recent Accounting Standards Not Yet Adopted
The following table presents accounting standards not yet adopted:

Standard	Description	Required date of adoption	Effect on the financial statements and other significant matters
ASU No. 2023-07: Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	ASU 2023-07 requires disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. The update requires other specified segment items and amounts, such as depreciation, amortization, and depletion expense, to be disclosed under certain circumstances. The amendments in this update do not change or remove those disclosure requirements. The amendments in this update also do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments.	ASU 2023-07 is effective for the Company’s annual report for fiscal year ending September 30, 2025.	The Company is evaluating the impact that this guidance will have on its disclosures. The Company only has one reportable segment.
ASU No. 2023-09: Income Taxes (Topic 740): Improvements to Income Tax Disclosures	ASU 2023-09 adopts certain amendments to improve the effectiveness of income tax disclosures, including jurisdictional information, by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation, and (2) income taxes paid, disaggregated by jurisdiction.	ASU 2023-09 is effective for the Company’s annual report for fiscal year ending September 30, 2026.	The Company is evaluating the impact this guidance will have on income tax disclosures.
SEC Final Rule Release Nos. 33-11275; 34-99678: The Enhancement and Standardization of Climate-Related Disclosures for Investors	SEC Final Rule Release Nos. 33-11275; 34-99678 requires registrants to provide certain climate-related information in their registration statements and annual reports, including climate-related risks that have materially impacted, or are reasonably likely to have a material impact on, its business strategy, results of operations, or financial condition. In addition, certain disclosures related to severe weather events and other natural conditions will be required in registrants’ annual reports.	SEC Final Rule Release Nos. 33-11275; 34-99678 is effective for the Company’s annual report for fiscal year ending September 30, 2026.	The Company is evaluating the impact this guidance will have on climate-related disclosures.
ASU No. 2024-03: Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	ASU 2024-03 requires disclosure of qualitative and quantitative information about certain costs and expenses in the notes to the financial statements on an interim and annual basis.	ASU 2024-03 is effective for the Company’s annual report for fiscal year ending September 30, 2028.	The Company is evaluating the impact this guidance will have on its disclosures.
3.    Loss per Share
As of December 31, 2024, the Company has two classes of common stock outstanding, Class A and Class B-1. Loss per share is calculated and reported under the “two-class” method. The “two-class” method is an earnings allocation method under which loss per share is calculated for each class of common stock considering both distributions declared or accumulated and participation rights in undistributed earnings as if all such loss had been distributed during the period.

Basic loss per share of Class A common stock is computed by dividing net loss attributable to Class A common stockholders by the weighted average number of shares of Class A common stock outstanding during the period. Diluted loss per share of Class A common stock is computed by adjusting the net loss available to Class A common stockholders and the weighted average shares of Class A common stock outstanding to give effect to potentially dilutive securities. Shares of our Class B-1 common stock are not entitled to receive any distributions or dividends. When a common unit of Fluence Energy, LLC is redeemed for cash or Class A common stock by a Founder who holds shares of our Class B-1 common stock, such Founder will be required to surrender a share of Class B-1 common stock, as the case may be, which we will cancel for no consideration. In the event of cash settlement, the Company is required to issue new shares of Class A common stock and use the proceeds from the sale of these newly-issued shares of Class A common stock to fully fund the cash settlement. Therefore, we did not include shares of our Class B-1 common stock in the computation of basic loss per share.
In periods in which we have a loss, diluted loss per share is equal to basic loss per share because the effect of potentially dilutive securities would be antidilutive.
The following table presents the potentially dilutive securities that were excluded from the computation of diluted loss per share:

	Three Months Ended December 31,
	2024	2023
Class B-1 common stock	51,499,195	51,499,195
Shares underlying the conversion option in the 2030 Convertible Senior Notes	18,738,880	—
Outstanding pre-IPO options issued pursuant to the 2020 Unit Option Plan	2,928,143	4,846,089
Outstanding phantom units	—	256,935
Outstanding restricted stock units (“RSUs”)	2,914,001	2,351,121
Outstanding performance share units (“PSUs”)	1,021,724	329,055
Outstanding non-qualified stock options (“NQSOs”)	492,580	132,524
Outstanding restricted stock (“Nispera equity”)	177,067	354,134
Basic and diluted loss per share of Class A common stock for the three months ended December 31, 2024 and 2023, respectively, have been computed as follows:

	Three Months Ended December 31,
	2024			2023
In thousands, except share and per share amounts	Loss	Shares	$ per Share	Loss	Shares	$ per Share
Basic Loss per Share
Net loss attributable to Fluence Energy, Inc.	$(41,466)	129,482,668	$(0.32)	$(16,743)	121,113,282	$(0.14)
Diluted Loss per Share
Net loss attributable to Fluence Energy, Inc.	$(41,466)	129,482,668	$(0.32)	$(16,743)	121,113,282	$(0.14)

4.    Revenue from Contracts with Customers
Revenue is primarily derived from sales of our energy storage products and solutions. The following table presents the Company’s revenue disaggregated by product or service type:

In thousands	Three Months Ended December 31,
	2024	2023
Revenue from energy storage products and solutions	$169,752	$356,941
Revenue from services	15,666	5,747
Revenue from digital applications and solutions	1,370	1,268
Total	$186,788	$363,956
The following table presents the Company’s revenue disaggregated by geographical region. Revenues are attributed to regions based on location of customers:

In thousands	Three Months Ended December 31,
	2024	2023
Americas (North, Central, and South America)	$97,341	$259,217
APAC (Asia Pacific)	29,805	81,872
EMEA (Europe, Middle-East, and Africa)	59,642	22,867
Total	$186,788	$363,956
Customer Concentration
For the three months ended December 31, 2024, the Company’s top two customers, in the aggregate, accounted for approximately 50% of total revenue.
For the three months ended December 31, 2023, the Company’s top four customers, in the aggregate, accounted for approximately 86% of total revenue.
Deferred Revenue
Deferred revenue from related parties is included on the Company’s condensed consolidated balance sheets. The following table provides information about deferred revenue from contracts with customers:

In thousands	Three Months Ended December 31,
	2024	2023
Deferred revenue, beginning of period	$274,499	$273,164
Additions	342,560	215,742
Revenue recognized related to amounts that were included in beginning balance of deferred revenue	(44,324)	(106,074)
Deferred revenue, end of period	$572,735	$382,832

In thousands	Three Months Ended December 31,
	2024	2023
Deferred revenue from related parties, beginning of period	$38,162	$110,274
Additions	2,351	209,018
Revenue recognized related to amounts that were included in beginning balance of deferred revenue	(7,344)	(61,060)
Deferred revenue from related parties, end of period	$33,169	$258,232

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
As of December 31, 2024, the Company had $5.1 billion of remaining performance obligations related to contractual commitments, of which, we expect to recognize in revenue approximately 60% in the next 12 months, with the remainder recognized in revenue in periods thereafter.

5.    Inventory, Net
Inventory consisted of the following:

In thousands	December 31, 2024			September 30, 2024
	Cost	Provision	Net	Cost	Provision	Net
Cubes, batteries, and other equipment	$560,054	$(24,771)	$535,283	$200,171	$(25,012)	$175,159
Spare parts	8,293	(161)	8,132	7,572	(130)	7,442
Total	$568,347	$(24,932)	$543,415	$207,743	$(25,142)	$182,601

6.    Other Current Assets
Other current assets consisted of the following amounts:

In thousands	December 31, 2024	September 30, 2024
Taxes recoverable	$28,057	$23,962
Prepaid expenses	21,887	10,370
Prepaid insurance	4,877	2,069
Current portion of recoverable warranty costs from suppliers	5,222	5,013
Other	17,611	5,105
Total	$77,654	$46,519
7.    Intangible Assets, Net
Intangible assets are stated at amortized cost and consisted of the following:

In thousands	December 31, 2024			September 30, 2024
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Patents and licenses	$28,787	$(13,433)	$15,354	$28,765	$(12,950)	$15,815
Developed technology	29,625	(8,333)	21,292	30,842	(7,966)	22,876
Customer relationship	4,297	(2,131)	2,166	4,624	(2,104)	2,520
Trade names/Trademarks	5,274	(4,129)	1,145	5,329	(3,984)	1,345
Capitalized internal-use software	17,130	(4,085)	13,045	15,562	(3,010)	12,552
Capitalized software to be sold	6,481	(894)	5,587	5,584	(690)	4,894
Total	$91,594	$(33,005)	$58,589	$90,706	$(30,704)	$60,002
Intangible assets are amortized over their estimated useful lives on a straight-line basis. Total amortization expense for the three months ended December 31, 2024 and 2023 was $2.3 million and $1.9 million, respectively. The amortization expense for the three months ended December 31, 2024 and 2023 included $1.3 million and $0.4 million for capitalized software, respectively.
8.    Goodwill
No impairment was recognized for the three months ended December 31, 2024 or 2023. The following table presents the goodwill activity for the three months ended December 31, 2024 and 2023:

In thousands	December 31,
	2024	2023
Goodwill, Beginning of the period	$27,482	$26,020
Foreign currency adjustment	(1,283)	1,515
Goodwill, End of the period	$26,199	$27,535

9.    Leases
The Company’s right-of-use assets and lease liabilities primarily relate to offices and warehouses. The Company’s leases generally have remaining lease terms of one year to ten years. The Company’s leases are all classified as operating leases. Certain of the Company’s leases contain renewal, extension, or termination options. The Company assesses each option on an individual basis and will only include options reasonably certain of exercise in the lease term. The Company generally considers the base term to be the term provided in the contract. None of the Company’s lease agreements contain material options to purchase the leased property, material residual value guarantees, or material restrictions or covenants.
The amounts of assets and liabilities and other information for our operating leases are as follows:

In thousands	Balance Sheet Caption	December 31, 2024	September 30, 2024
Assets:
Right of use asset - operating leases	Other non-current assets	$7,604	$8,186

Liabilities:
Current portion of operating lease liabilities	Other current liabilities	$2,961	$3,064
Operating lease liabilities, net of current portion	Other non-current liabilities	4,903	5,492
10.    Accruals and Provisions
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

In thousands	December 31, 2024	September 30, 2024
Accruals	$438,042	$287,566
Accruals with related parties	5,874	6,099
Accruals for software development costs	4,772	10,903
Provisions for expected project losses	10,731	14,652
Current portion of warranty accrual	17,566	19,091
Total	$476,985	$338,311
11.    Debt
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
After giving effect to Amendment No. 2, unless a Covenant Relief Period (as defined below) had occurred and was continuing, the ABL Credit Agreement provided for a full cash dominion period (a) if an event of default was occurring or (b) beginning on the date on which Excess Availability (as defined below) was less than the greater of (i) 12.5% of the Line Cap (as defined below) and (ii) if the borrowing base then in effect was (A) less than $200.0 million, $25.0 million and (B) greater than or equal to $200.0 million, $50.0 million. Excess Availability was defined as (a) the lesser of (i) the total commitments of ABL Lenders and (ii) the borrowing base, minus (b) total outstanding revolving extensions of credit. Line Cap was defined as the lesser of the total commitments of ABL Lenders and the borrowing base. A Covenant Relief Period was a period during which (a) no default or event of default had occurred and was continuing and (b) either of the following existed: (i) the aggregate revolving credit exposure of the ABL Lenders was not greater than $0 or (ii) each of (A) the amount of aggregate borrowings was not greater than $0; (B) the non-cash collateralized LC exposure (as defined under the ABL Credit Agreement) was not greater than $15.0 million, and (C) the borrowing base exceeded the sum of all ABL Lenders’ letter of credit exposure.
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
2024 Revolver
On August 6, 2024 (the "Amendment Effective Date"), Fluence Energy, Inc. entered into Amendment Number Three ("Amendment No. 3") to that certain ABL Credit Agreement by and among Fluence Energy, LLC, as parent borrower, the Company, as parent, the other borrowers party thereto, the other guarantors party thereto, the lenders party thereto, and Citibank, N.A., as administrative agent (as successor to Barclays Bank PLC) (such agreement, as so amended, the "2024 Credit Agreement") in order to (i) convert the existing ABL Facility to a senior secured cash flow revolving credit facility in an initial aggregate principal amount of up to $500.0 million (the "2024 Revolver"), (ii) replace Barclays Bank PLC as administrative agent under the 2024 Credit Agreement with Citibank, N.A., and (iii) make certain other modifications to the 2024 Credit Agreement as set forth therein. Capitalized terms used in this subsection that are not otherwise defined are defined in the 2024 Credit Agreement.
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
The 2024 Credit Agreement contains customary covenants for this type of financing, including, but not limited to, covenants that restrict our and certain of our subsidiaries’ ability to: incur indebtedness; incur liens; sell, transfer, or dispose of property and assets; make investments or acquisitions; pay dividends, make distributions or other restricted payments; and engage in affiliate transactions. The 2024 Credit Agreement limits our ability to make certain payments, including dividends and distributions on Fluence Energy, LLC's equity, the Company's equity and other restricted payments. Under the terms of the 2024 Credit Agreement, Fluence Energy, LLC and its subsidiaries are currently limited in their ability to pay cash dividends to, lend to, or make other investments in the Company, subject to certain exceptions. In addition, we are required to maintain (i) from the Amendment Effective Date through December 31, 2025, Total Liquidity of no less than $150,000,000, (ii) from January 1, 2026 and thereafter, Total Liquidity of no less than $100,000,000 or a Consolidated Leverage Ratio as of the last day of any Measurement Period not to exceed 3.50:1.00, and (iii) certain other financial requirements at each Guarantor Coverage Test Date. Such covenants are tested on a quarterly basis and upon the occurrence of other certain restricted payments, the incurrence of indebtedness, certain dispositions, and other specified transactions. As of December 31, 2024, we were in compliance with all such covenants.
The 2024 Credit Agreement contains customary events of default for this type of financing. If an event of default occurs with respect to a borrower, the lenders will be able to, among other things, terminate the commitments immediately, cash collateralize any outstanding letters of credit, declare any loans outstanding to be due and payable in whole or in part, and exercise other rights and remedies. The maturity date and the date of termination of lending commitments under the 2024 Credit Agreement both remain unchanged at November 22, 2027. As of December 31, 2024, there are no cash borrowings under the 2024 Revolver, and there are $99.3 million letters of credit outstanding under the 2024 Revolver, with remaining availability of $400.7 million, net of letters of credit issued.
Borrowings Against Note Receivable - Pledged as Collateral
In December 2022, the Company transferred $24.3 million in customer receivables to Standard Chartered Bank (“SCB”) in the Philippines for proceeds of $21.1 million. The receivables all related to the Company’s largest customer in that country. The underlying receivables transferred were previously aggregated into a long term note, with interest, and a maturity date of September 30, 2024. In April 2023, the Company aggregated into an additional long term note and transferred an additional $30.9 million in receivables with the same customer to SCB for proceeds of $27.0 million, upon substantially similar terms as the December 2022 transfer and with a maturity date of December 27, 2024. These transactions were treated as secured borrowings as the Company did not transfer the entire note receivables due from the customer to SCB. The Company continued to receive quarterly interest income from the customer, while SCB was responsible for collecting payments on the principal balances which represented the initial receivable balances from the customer. The Company had no other continuing involvement or exposure related to the underlying receivables. On September 16, 2024 and December 27, 2024, $24.3 and $30.9 million of receivables, respectively, were paid in full, resulting in release of the corresponding notes and borrowings. For the three months ended December 31, 2024, the Company recorded net interest income of $0.0 million, which represents the aggregate of $0.5 million in interest income and $0.5 million in interest expense recorded in “Interest income, net.” For the three months ended December 31, 2023, the Company recorded net interest income of $0.1 million, which represents the aggregate of $1.2 million in interest income and $1.1 million in interest expense recorded in “Interest income, net.”
12.    Convertible Senior Notes, Net

2030 Convertible Senior Notes
In December 2024, the Company issued $400.0 million aggregate principal amount of 2.25% convertible senior notes due 2030 (the “2030 Convertible Senior Notes”). The 2030 Convertible Senior Notes were issued pursuant to, and are governed by, an indenture, dated as of December 12, 2024, between the Company and UMB Bank, National Association, as trustee (the “Indenture”). The net proceeds from the issuance of the 2030 Convertible Senior Notes were $389.0 million, net of $11.0 million of debt issuance costs.
The 2030 Convertible Senior Notes are senior unsecured obligations of the Company and accrue interest at a rate of 2.25% per year, payable semi-annually in arrears, on June 15 and December 15 of each year, beginning on June 15, 2025. The 2030 Convertible Senior Notes will mature on June 15, 2030, unless earlier converted, redeemed, or repurchased. The 2030 Convertible Senior Notes have an initial conversion rate of 46.8472 shares of the Company’s Class A common stock per $1,000 principal amount of 2030 Convertible Senior Notes, which represents an initial conversion price of approximately $21.35 per share of the Company’s Class A common stock. The conversion rate is subject to customary adjustments upon the occurrence of certain events but will not be adjusted for any accrued and unpaid interest. If a “make-whole fundamental change” (as defined in the Indenture) occurs, then the Company will in certain circumstances increase the conversion rate for a specified period of time.
Prior to the close of business on the business day immediately preceding March 15, 2030, holders of the 2030 Convertible Senior Notes will have the right to convert their 2030 Convertible Senior Notes only upon satisfaction of one or more of the following conditions:

(1)    during any calendar quarter (and only during such calendar quarter) commencing after the calendar quarter ending on March 31, 2025, if the last reported sale price per share of the Company’s Class A common stock exceeds 130% of the conversion price for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter;
(2)    during the five consecutive business days immediately after any 10 consecutive trading day period (the “measurement period”) if the ‘trading price’ per $1,000 principal amount of the 2030 Convertible Senior Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company’s Class A common stock on such trading day and the conversion rate on such trading day;
(3)    upon the occurrence of specified corporate events, as set forth in the Indenture; or
(4)    if the Company calls any or all the 2030 Convertible Senior Notes for redemption, but only with respect to such 2030 Convertible Senior Notes called for redemption.
On or after March 15, 2030, holders may convert their 2030 Convertible Senior Notes at any time until the close of business on the second scheduled trading day immediately before June 15, 2030.
Upon conversion, the Company may satisfy its conversion obligation by paying or delivering, as the case may be, cash, shares of the Company’s Class A common stock, or a combination of both, at the Company’s election, in the manner and subject to the terms and conditions provided in the Indenture.
The 2030 Convertible Senior Notes will be redeemable, in whole or in part (subject to the partial redemption limitation described in the Indenture), at our option at any time, and from time to time, on or after December 20, 2027 and on or before the 50th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the 2030 Convertible Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, but only if (i) the 2030 Convertible Senior Notes are “freely tradable” (as defined in the Indenture), and all accrued and unpaid additional interest, if any, has been paid in full, as of the date we send the related redemption notice; and (ii) the last reported sale price per share of our Class A common stock exceeds 130% of the conversion price on (1) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the redemption notice for such redemption; and (2) the trading day immediately before the date the Company sends such redemption notice. In addition, calling any 2030 Convertible Senior Note for redemption will constitute a make-whole fundamental change with respect to that 2030 Convertible Senior Note, in which case the conversion rate applicable to the conversion of that 2030 Convertible Senior Note will be increased in certain circumstances if it is converted after it is called for redemption.
No sinking fund is required to be provided for the 2030 Convertible Senior Notes. If a “fundamental change” (as defined in the Indenture) occurs prior to the maturity date of the 2030 Convertible Senior Notes, holders may require the Company to repurchase all or a portion of their 2030 Convertible Senior Notes at a cash repurchase price equal to 100% of the principal amount of the 2030 Convertible Senior Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the “fundamental change repurchase date” (as defined in the Indenture).
The 2030 Convertible Senior Notes are accounted for as a liability in their entirety, measured at amortized cost. The debt issuance costs for the 2030 Convertible Senior Notes are amortized to interest expense using the effective interest method over the term of the 2030 Convertible Senior Notes, with an effective interest rate of 2.82%.
The following table presents the net carrying value and fair value of the 2030 Convertible Senior Notes as of December 31, 2024:

In thousands	Principal Amount	Unamortized Debt Issuance Costs	Net Carrying Amount	Fair Value
				Amount	Leveling
2030 Convertible Senior Notes	$400,000	$(10,904)	$389,096	$414,356	Level 2
The fair value was determined based on the quoted prices of the 2030 Convertible Senior Notes in an inactive market on the last traded day of the fiscal quarter ended December 31, 2024 and has been classified as Level 2 in the fair value hierarchy.
The following table presents the interest expense recognized related to the 2030 Convertible Senior Notes:

In thousands	Three Months Ended December 31
	2024	2023
Coupon interest	$475	$—
Amortization of debt issuance costs	96	—
Total	$571	$—
Capped Call Transactions
In connection with the 2030 Convertible Senior Notes, the Company has entered into privately negotiated capped call transactions with certain financial institutions pursuant to capped call confirmations (collectively the “Capped Calls”). The premiums paid for the purchases of the Capped Calls were $29.0 million. The Capped Calls have an initial strike price of approximately $21.35 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2030 Convertible Senior Notes. The Capped Calls have an initial cap price of $28.74 per share, subject to certain adjustments substantially similar to those applicable to the corresponding 2030 Convertible Senior Notes. The Capped Calls cover, subject to anti-dilution adjustments, approximately 18.7 million shares of the Company’s Class A common stock.
The Capped Calls are generally expected to offset the potential dilution to the Company’s Class A common stock upon any conversion of the 2030 Convertible Senior Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of any converted 2030 Convertible Senior Notes, with such reduction and/or offset subject to a cap.
The Capped Calls are separate transactions and not part of the terms of the 2030 Convertible Senior Notes. As the Capped Calls qualify for a scope exception from derivative accounting for instruments that are both indexed to the Company’s own stock and classified in stockholders’ equity, the Capped Calls are not accounted for as derivatives and the premiums paid for the purchases of the Capped Calls were recorded as a reduction to the additional paid-in capital.
13.    Income Taxes
The Company’s provision for income taxes is based on the estimated annual effective tax rate, plus discrete items.
Income tax benefit was $1.7 million and $1.2 million for the three months ended December 31, 2024 and 2023, respectively. The effective tax rate for the three months ended December 31, 2024 and 2023 was 2.9% and 4.6%, respectively. For the three months ended December 31, 2024, the Company’s effective tax rate differs from the U.S. statutory tax rate of 21% primarily due to pre-tax loss in foreign tax jurisdictions with higher statutory rates.
As of each of December 31, 2024 and September 30, 2024, the Company does not believe it has any significant uncertain tax positions and therefore, has not recorded any unrecognized tax benefits.
The Company evaluates the realizability of its deferred tax assets on a quarterly basis and establishes valuation allowances when it is more-likely-than-not that all or a portion of a deferred tax asset may not be realized. As of December 31, 2024 and September 30, 2024, the Company had recorded a full valuation allowance against deferred tax assets on Fluence Energy, Inc. primarily related to its investment in Fluence Energy, LLC, as well as on certain foreign subsidiaries based on the weight of available evidence, including cumulative losses. In the event that the valuation allowance related to tax benefits associated with the Company’s Tax Receivable Agreement, dated as of November 1, 2021, by and among Fluence Energy, Inc., Fluence Energy, LLC, and the Founders (the “Tax Receivable Agreement”) is released in a future period, a Tax Receivable Agreement liability will be recorded based on the amounts probable and reasonably estimable in accordance with ASC 450.
The Organization for Economic Cooperation and Development’s (“OECD”) Pillar II Initiative introduced a 15% global minimum tax for certain multinational groups exceeding minimum annual global revenue thresholds. Some countries in which the Company operates have enacted legislation adopting the minimum tax effective January 1, 2024. To date, the Company has determined that immaterial liability will be incurred as a result of the Pillar II provisions. Certain tax jurisdictions either did not have Pillar II enacted for the current fiscal year or the Company has satisfied one or more of the safe harbor tests to prevent any minimum tax under Pillar II. The Company will continue to monitor its jurisdictions for any changes and include appropriate minimum tax throughout the fiscal year.

14.    Commitments and Contingencies
Guarantees, Commitments, Letters of Credit, and Surety Bonds
As of December 31, 2024, the Company had outstanding bank guarantees, parent company guarantees, letters of credit, and surety bonds issued as performance security arrangements associated with a number of our customer projects. In addition, we have a limited number of parent company guarantees issued as payment security to certain vendors. These contractual commitments are all accounted for off-balance sheet. In the event that we fail to perform under a project backstopped by such credit support, the customer or vendor, respectively, may demand performance and/or payment, as applicable, pursuant to the terms of the project contract or vendor contract and applicable credit support instrument from the Company, surety, or bank, as the case may be. Our relationship with our sureties is such that we will indemnify the sureties for any damages and expenses they incur in connection with any of the bonds they issue on our behalf and we may be required to post collateral to support the bonds. With respect to letters of credit, in the event of non-performance under a contract, direct obligations to repay the banks may arise. The Company expects that its performance and payment obligations secured by these bank guarantees, parent company guarantees, letters of credit, and surety bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms.
The following table summarizes our contingent contractual obligations as of December 31, 2024. Amounts presented in the following table represent the Company's current undiscounted exposure to guarantees, commitments, letters of credit, and surety bonds and the range of maximum undiscounted potential exposure. The maximum exposure is not reduced by the amounts, if any, that could be recovered under the recourse or collateralization provisions in the guarantees, commitments, letters of credit, and surety bonds.

	Amount (in $ millions)	Number of Agreements	Maximum Exposure Range for Each Agreement (in $ millions)
Guarantees and commitments	$3,040	64	$0.1 - 377.3
Letters of credit under bilateral credit facilities	6	5	0 - 3
Letters of credit under 2024 Revolver	99	35	0 - 28.1
Surety bonds	523	53	0 - 78.7
Total	$3,668	157
Purchase Commitments
The Company has commitments for minimum volumes or spend under master supply agreements with our vendors. The majority of the commitments are for purchases of battery modules. Liquidated damages apply if the minimum purchase volumes or spend are not met. The Company currently expects to meet the minimum committed volumes of purchases and spend. The following table presents our future minimum purchase commitments by fiscal year, primarily for battery modules, and liquidated damages, if the minimum purchase volumes or spend are not met, as of December 31, 2024:

in thousands	Purchase Commitments	Liquidated Damages
2025	$64,486	$—
2026	753,576	16,200
2027	750,000	16,200
2028	750,000	16,200
2029 and thereafter	1,500,000	32,400
Total	$3,818,062	$81,000

The Company makes advance payments as capacity guarantees pursuant to purchase agreements with our suppliers. As of December 31, 2024, $70.0 million is recorded within “Advances to suppliers” on the condensed consolidated balance sheets.

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
As of December 31, 2024 and September 30, 2024, the Company accrued the below estimated warranty liabilities, which the table reflects three months activity and twelve months activity, respectively:

In thousands	December 31, 2024	September 30, 2024
Warranty balance, beginning	$40,242	$26,909
Warranties issued and assumed in period	1,111	19,554
Change in estimates	—	(1,692)
Net changes in liability for warranty expirations, costs incurred, and foreign exchange impact	(3,240)	(4,529)
Warranty balance, ending	$38,113	$40,242
Less: Recoverable warranty costs from suppliers	12,950	12,704
Warranty balance, net of recoverable warranty costs from suppliers, at end of period	$25,163	$27,538
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
The key inputs and assumptions used in calculating the estimated assurance warranty liability and related warranty asset are reviewed by management on a quarterly basis. The Company may make additional adjustments to the estimated assurance warranty liability and related warranty asset based on our comparison of actual warranty results to expected results for significant differences or based on performance trends or other qualitative factors. If actual failure rates or replacement costs differ from our estimates in future periods, changes to these estimates may be required, resulting in increases or decreases in our estimated assurance warranty liability and related warranty asset which may be material. As we are in an evolving market, there is a degree of estimation uncertainty regarding our estimated recurring warranty accrual rate.

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
15.    Related-Party Transactions
Related parties are primarily represented by AES and Siemens, their respective subsidiaries, other entities under common control, and other entities in which Siemens and AES have significant influence. As of December 31, 2024, AES Grid Stability holds 51,499,195 shares of Class B-1 common stock of Fluence Energy, Inc. and Siemens beneficially owns an aggregate of 51,499,195 shares of Class A common stock of Fluence Energy, Inc.

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
The Company also provides consulting services to AES whereby Fluence will advise and in some cases provide support to AES on procurement, logistics, design, safety, and commissioning of certain of their projects. Revenue from consulting services is classified as “Revenue from sale of energy storage products and solutions” in the Company’s Disaggregation of revenue table in “Note 4 - Revenue from Contracts with Customers.” Revenue from the consulting services is primarily recognized ratably over time based on a project specific period of performance in which we expect the performance obligation to be fulfilled. For the three months ended December 31, 2024 and 2023, the Company recognized $1.6 million and $1.4 million in revenue from consulting services with AES, respectively.
Revenue from contracts with affiliates is included in “Revenue from related parties” on the Company’s condensed consolidated statements of operations.
In addition, the Company purchases materials and supplies from its affiliates and records the costs in “Cost of goods and services” on the Company’s condensed consolidated statements of operations.
Administrative and Service Agreements
For the three months ended December 31, 2024, the Company has received a limited scope of consulting services from Siemens Advanta, a subsidiary of Siemens AG, and limited treasury services related to executing trades for derivative contracts from The AES Corporation.
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
The costs of consulting services are recorded in “Costs of goods and services” or “General and administrative expenses” depending on the scope or nature of the underlying project. The other administrative service agreements are recorded in “General and administrative expenses” on the Company’s condensed consolidated statement of operations.
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
Refer to “Note 17 - Supply Chain Financing” for details of the related party guarantees associated with the supply chain financing program.

Balance Sheet Related Party Transactions
The Company's condensed consolidated balance sheet included the following balances with related parties for the periods indicated:

In thousands	December 31, 2024	September 30, 2024
Accounts receivable	$5,483	$92,183
Unbilled receivables	246,819	270,340
Total receivables from related parties	$252,302	$362,523
Advances to suppliers	51,852	$32,074
Accounts payable	1,809	3,410
Deferred revenue	33,169	38,162
Accruals and provisions	5,874	6,099
Other current liabilities	1,506	428
Other non-current liabilities	1,507	1,507
Receivables, deferred revenue, accounts payables, accruals and provisions and other current and non-current liabilities with related parties are unsecured and settlement of these balances occurs in cash. No provision has been made related to the receivables from related parties.
Statement of Operations Related Party Transactions
The following table presents the related party transactions that are included the Company’s condensed consolidated statements of operations for the periods indicated:

In thousands	Three Months Ended December 31,
	2024	2023
Revenue (a)	$70,589	$116,574
Cost of goods and services (b)	2,880	1,149
Research and development expenses	—	134
General and administrative expenses	715	2,177
(a) Revenue from AES and its affiliates was approximately $68.7 million and $114.4 million for the three months ended December 31, 2024, and December 31, 2023 respectively.
(b) Represent purchases from related parties that are included in costs of goods and services and are not associated with the revenue listed in the table above.
16.    Stock-Based Compensation
Option Plan
In 2020, the Company established the 2020 Unit Option Plan (the “Option Plan”) under which employees, directors, and consultants, were originally granted non-qualified options to purchase Class A-1 units of Fluence Energy, LLC. As of September 30, 2021, the Company determined that achievement of the performance conditions related to awards granted under the Option Plan was not probable and therefore, no expense was recognized for the non-qualified options during the fiscal year ended September 30, 2021. The completion of the initial public offering on November 1, 2021 (the “IPO”) resulted in achievement of the performance condition for the majority of the underlying awards granted under the Option Plan. In connection with the IPO, the non-qualified options were converted into non-qualified stock options to purchase shares of Class A common stock of Fluence Energy, Inc. Non-qualified stock options under the Option Plan have a contractual term of ten years from the date of grant and an exercise price of $2.45. The Company estimated the fair value of the awards using the Black-Scholes option-pricing model. The outstanding awards will continue to be governed by the existing terms under the Option Plan. The Option Plan is accounted for as an equity plan. The Company will not make any further awards under the Option Plan.
As of December 31, 2024, 2,928,143 stock options under the Option Plan remain outstanding with no unrecognized stock compensation expense.

Phantom Units
Employees, directors, and consultants were granted compensation under the Company’s Phantom Equity Incentive Plan (the “Phantom Incentive Plan”). As of September 30, 2021, the Company determined that achievement of the performance conditions related to awards granted under the Phantom Incentive Plan was not probable and therefore, no expense was recognized for the phantom units during the fiscal year ended September 30, 2021. The completion of the IPO on November 1, 2021 resulted in achievement of the performance condition for the majority of the underlying awards granted under the Phantom Incentive Plan. At the completion of the IPO, a portion of the awards to the Company’s officers were modified, extending out the vesting period. The Company will not make any further awards under the Phantom Incentive Plan.
As of December 31, 2024, there are no phantom unit awards previously issued outstanding and there is no unrecognized stock compensation expense.
2021 Stock-Based Compensation Plan
During fiscal year 2021, the Company established the 2021 Incentive Award Plan (the “2021 Incentive Plan”) which reserved 9,500,000 shares of Class A common stock of Fluence Energy, Inc. for issuance to management, other employees, consultants, and board members of the Company. The 2021 Incentive Plan governs both equity-based and cash-based awards, including incentive stock options, NQSOs, restricted stock, PSUs, and RSUs. Employee stock-based awards currently issued pursuant to the 2021 Incentive Plan that are expected to be settled by issuing shares of Class A common stock are recorded as equity awards. The Company accounts for forfeitures as they occur.
Restricted Stock Units
RSUs granted under the 2021 Incentive Plan vest ratably at one-third annually on the anniversary of the grant date over a three-year period pursuant to the terms of their applicable award agreements. The Company generally expenses the grant date fair value of the awards on a straight-line basis over each of the three separately vesting tranches within a given grant. There is no contractual term on the RSUs granted under the 2021 Incentive Plan. The Company estimated the fair value of the awards using the market value of our Class A common stock on the grant date. The market value of our Class A common stock is calculated using the closing price of our Class A common stock on the date of grant. The following table summarizes activity under the 2021 Incentive Plan for the three months ended December 31, 2024:

Number of RSUs
Outstanding as of October 1, 2024	1,759,857
Granted	1,568,921
Vested	(358,586)
Forfeited	(56,191)
Outstanding as of December 31, 2024	2,914,001
As of December 31, 2024, 2,914,001 RSUs previously issued remained outstanding with unrecognized stock compensation expense of $34.9 million.
Non-Qualified Stock Options
During the three months ended December 31, 2024, the Company granted 310,422 non-qualified stock options to purchase Class A common stock under the 2021 Incentive Plan with a weighted average exercise price of $16.07. Non-qualified stock options under the 2021 Incentive Plan have a contractual term of ten years from the date of grant. The Company estimated the fair value of the awards using the Black-Scholes option-pricing model. The non-qualified stock options granted under the 2021 Incentive Plan vest ratably at one-third annually on the anniversary of the grant date over a three-year period pursuant to the terms of their applicable award agreements. The Company generally expenses the grant date fair value of the awards on a straight-line basis over each of the three separately vesting tranches within a given grant.
As of December 31, 2024, 492,580 non-qualified stock options previously issued pursuant to the 2021 Incentive Plan remained outstanding with unrecognized stock compensation expense of $3.7 million.
Performance Share Units
During the three months ended December 31, 2024, the Company granted 654,364 PSUs redeemable for Class A common stock under the 2021 Incentive Plan. The Company has issued two rounds of PSU grants under the 2021 Incentive

Plan, the first commencing at the start of fiscal year 2024 and the second commencing at the start of fiscal year 2025. The PSUs for the 2024-2026 performance cycle and the 2025-2027 performance cycle are both earned based on (i) the achievement of two financial performance metrics: cumulative Adjusted EBITDA (65% weight) and cumulative revenue (35% weight), over a two-year performance period beginning October 1st in the year of grant through September 30th in the second year after grant, and (ii) service-based vesting based on continued employment from the date of grant through September 30th in the third year after grant. The performance targets for cumulative revenue and cumulative Adjusted EBITDA are set by the Compensation and Human Resources Committee of the Company’s Board of Directors. PSUs are considered fully vested when both the performance and service based requirements are met in accordance with the vesting requirements and will be settled in Class A shares of Company stock no more than 60 days after the end of the third fiscal year. The awards can be paid out in a range of 50% to 200%, with 0% paid out for below-threshold performance, based on the achievement of the performance criteria and upon continued service through the performance period. The Company estimated the fair value of the awards using the market value of our Class A common stock. The market value is calculated using the closing price of our Class A common stock on the date of grant. The Company monitors the achievement of the performance criteria and expenses ratably the grant date fair value of the awards probable to vest over the requisite service period. If there are changes to the amount of probable awards to vest based on achievement of performance criteria, the related stock-based compensation expense may be significantly increased or reduced in the period that our estimate changes.
As of December 31, 2024, 1,021,724 PSUs previously issued remained outstanding with estimated unrecognized stock compensation expense of $14.6 million.
Other
In connection with the acquisition of Nispera AG in 2022, Fluence issued 531,202 shares of restricted stock to Nispera’s management team. The estimated post combination expense to the Company as a result of the business combination was approximately $6.9 million which is being recognized on a straight-line basis over the remaining service period that was stipulated in each holder’s original restricted stock agreement.
As of December 31, 2024, 177,067 restricted stock awards previously issued remained outstanding with estimated unrecognized stock compensation expense of $0.2 million
Stock-based compensation expense
Stock-based compensation expense was recorded as follows:

In thousands (a)	Three Months Ended December 31,
	2024	2023
Cost of goods and services	$883	$1,259
Research and development	423	726
Sales and marketing	238	295
General and administrative	3,764	3,350
Total	$5,308	$5,630
(a) Includes incentive awards that will be settled in shares and incentive awards that will be settled in cash.
17.    Supply Chain Financing
The Company has provided certain of our suppliers with access to a supply chain financing program through a third-party financing institution (“SCF Bank”). This program allows the Company to seek extended payment terms up to 120 days with our suppliers and allows our suppliers to monetize their receivables prior to the payment due date, subject to a discount. The Company does not pledge any assets as collateral under the program. Once a supplier elects to participate in the program and reaches an agreement with SCF Bank, the supplier chooses which individual invoices to sell to the SCF Bank. The Company then pays SCF Bank on the invoice due date. The Company has no economic interest in a supplier’s decision to sell an underlying receivable to SCF Bank. The agreements between our suppliers and SCF Bank are solely at their discretion and are negotiated directly between those two parties. Our suppliers’ ability to continue using such agreements is primarily dependent upon the strength of our financial condition and guarantees issued by AES and Siemens Corporation, a subsidiary of Siemens, pursuant to the terms of the Credit Support and Reimbursement Agreement. As of December 31, 2024, AES and Siemens Corporation issued guarantees of $50 million each, for a total of $100 million, to SCF Bank on our behalf. The Company’s outstanding obligations confirmed as valid under its supplier financing program for periods ended December 31, 2024 and September 30, 2024, are as follows:

In thousands	December 31, 2024	September 30, 2024
Obligations outstanding at the beginning of the period	$81,289	$30,001
Invoices issued during the period	63,316	243,655
Invoices paid during the period	(101,991)	(192,367)
Obligations outstanding at the end of the period	$42,614	$81,289
As of December 31, 2024, two suppliers were actively participating in the supply chain financing program. All outstanding payments owed under the program are recorded within “Accounts payable” on the condensed consolidated balance sheets.
18.    Derivatives and Hedging
Certain of the Company’s foreign operations expose the Company to fluctuations of foreign exchange rates. These fluctuations may impact the value of the Company’s cash receipts and payments in terms of the functional currency of the transacting party. The Company’s primary exposure results from the foreign currency impact of intercompany sales of inventory to regional entities by the Company’s centralized procurement legal entity. These intercompany sales are denominated in the functional currency of the regional entities, primarily the Euro, the British Pound, and the Australian dollar, while the functional currency of the centralized procurement legal entity is the U.S. dollar. This introduces foreign exchange risk on the revenues recorded for such intercompany sales. The Company enters into foreign currency forward contracts to manage its exposure to fluctuations in foreign exchange rates. These contracts are entered into with large, reputable financial institutions that are monitored for counterparty credit risks.
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
The Company currently also has foreign currency forward contracts that are not designated as hedges and the changes in fair value of such derivatives are recognized in current period earnings. As of December 31, 2024, the impact on our condensed consolidated financial statements was not significant.
Cash Flow Hedges
The fair value of the Company’s cash flow hedges as well as their classification on the condensed consolidated balance sheets as of December 31, 2024 and September 30, 2024 are as follows:

In thousands	December 31, 2024			September 30, 2024
	Notional Value	Other Current Assets	Other Current Liabilities	Notional Value	Other Current Assets	Other Current Liabilities
Foreign currency forward contracts	$83,167	$2,131	$—	$106,650	$—	$5,498
The gains or losses resulting from changes in fair value of the Company’s cash flow hedges recognized in accumulated other comprehensive income (loss) for the three months ended December 31, 2024 and 2023 are as follows:

In thousands	Three Months Ended December 31
	2024	2023
Foreign currency forward contracts, net of tax	$7,865	$(169)

The amounts recognized within “Revenue” in the condensed consolidated statements of operations with respect to the Company’s cash flow hedges for the three months ended December 31, 2024 and 2023 are as follows:

In thousands	Three Months Ended December 31
	2024	2023
Foreign currency forward contracts	$6,377	$—
The following table details the changes in the cumulative impact of the loss on derivatives designated for hedge accounting for the three months ended December 31, 2024:

In thousands	December 31, 2024
Beginning balance	$(6,276)
Amount recognized in accumulated other comprehensive income (loss)	7,865
Amount reclassified from accumulated other comprehensive income (loss) into earnings	328
Ending balance	$1,917

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The following analysis provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Fluence and should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes thereto included in this Quarterly Report on Form 10-Q (this “Report”) and in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 29, 2024 (the “2024 Annual Report”). In addition to historical data, this discussion contains forward-looking statements about our business, results of operations, cash flows, financial condition, and prospects based on current expectations that involve risks, uncertainties, and assumptions. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those discussed in Part I, Item 1A. “Risk Factors” of the 2024 Annual Report and Part II, Item 1A. “Risk Factors” and the section titled “Cautionary Statement Regarding Forward-Looking Information” included elsewhere in this Report. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “potential,” “seek,” “should,” “will,” “would,” commits,” and similar expressions to identify forward-looking statements.
Fluence Energy, Inc. is a holding company whose sole material assets are the limited liability interests in Fluence Energy, LLC (the “LLC Interests”). All of our business is conducted through Fluence Energy, LLC, together with its subsidiaries, and the financial results of Fluence Energy, LLC are consolidated in our financial statements. Except where the context clearly indicates otherwise, “Fluence,” “we,” “us,” “our,” or the “Company” refers to Fluence Energy, Inc. and its wholly owned subsidiaries.
The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer. The Company’s CODM reviews financial information on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, the Company has determined that it operates in one operating segment, which corresponds to one reportable segment.
Our fiscal year begins on October 1 and ends on September 30. References to “fiscal year 2022,” “fiscal year 2023,” “fiscal year 2024,” and “fiscal year 2025” refer to the twelve months ended September 30, 2022, September 30, 2023, September 30, 2024 and ending September 30, 2025, respectively.
Key Factors, Trends, and Uncertainties Affecting our Performance
We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in Part I, Item 1A. “Risk Factors” within our 2024 Annual Report and Part II, Item 1A. “Risk Factors” in this Report.
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

Our growth strategy includes leveraging our global scale, technology leadership, product development, and market share position to help transform the way we power our world for a more sustainable future. Overall, we believe Fluence is well-positioned to continue to capitalize on the utility-scale battery storage market as we continue to deliver solutions that address the complex needs of a transforming energy landscape. We intend to further develop and innovate to provide energy storage solutions and digital software offerings that aim to solve our customers’ energy challenges, and expand our services with additional value-add offerings. We are also focused on expanding standardized offerings that are optimized for each of our sales channels and continuing to move towards a more localized, regional organizational structure to better support customers and sales channels, improve logistics, and enhance market focus. However, there is no guarantee that the deployment of renewable energy will occur at the rate estimated by BloombergNEF or that such renewable energy will rely on lithium-ion battery technology for energy storage. Macroeconomic uncertainties, supply chain disruptions, geo-political conflicts, government regulations and incentives, and other factors could result in fluctuations in demand for and deployment of renewable energy resources, adversely affecting our revenue, growth, and ability to generate profits in the future. See Part I, Item 1A. “Risk Factors” in our 2024 Annual Report for further discussion on these risks.
Increased Electricity Demand
According to a publication from the Office of Policy of the U.S. Department of Energy in August 2024, electricity demand is forecasted to grow substantially in the United States over the next decade. We are seeing similar trends of increasing electricity demand in other countries, including in those in which we operate. We believe that such increase in electricity demand is helping to, and will continue to help to, increase demand for energy storage solutions globally, including for our energy storage solutions. Electricity demand, and in turn related energy storage demand, is being driven and we believe will continue to be driven, primarily by new data centers, artificial intelligence, new manufacturing facilities, and sector-wide electrification.
Government Regulation and Compliance
Adoption of energy storage solutions, services, and digital application offerings by our customers is also dependent on applicable government regulation, legislation, and policies. Governments across the globe have announced, implemented, and continue to consider implementation of various policies, regulation, and legislation to support the transition from fossil fuels to low-carbon forms of energy, including through the development and deployment of energy storage. For example, in August 2022, the United States passed the Inflation Reduction Act of 2022 (the “IRA”), which includes a number of incentives that support the adoption of energy storage solutions and services. Such government policies, regulations, legislation, and programs are becoming increasingly instrumental in stimulating adoption of energy storage solutions across different markets through a variety of methods, including by providing financial support and incentives, facilitating grid integration, supporting research and development, and establishing favorable regulatory regimes. To the extent that any existing government incentives are reduced, eliminated or are permitted to expire, including as a result of the recent change in the U.S. presidential administration, there may be adverse effects on customer demand and our business. Refer to the “Government Regulation and Compliance” section and Part I, Item 1A. “Risk Factors” in our 2024 Annual Report for further details and specific discussion of risks relating to the potential impact to our business from reduction, elimination, and expiration of government incentives.

In addition, recent U.S. tariff policy changes under the prior and current U.S. presidential administration and current uncertainty relating to potential changes to U.S. tariff policy that may arise under the current U.S. presidential administration may impact our business and results of operations. Changes to U.S. tariff policy may adversely impact our supply chain as well as our supply chain strategies, both domestically and internationally, which may then have an adverse impact on our results of operations and business. See Part I, Item 1A. “Risk Factors” in our 2024 Annual Report for further discussion on risks related to tariffs and potential changes.

Competition
The energy storage sector is highly competitive and continuously evolving. Our energy storage products, solutions, services, and digital applications are designed to meet the unique demands of the clean energy industry. The intricacy involved in the design and integration of these offerings underscores their technical complexity. Nevertheless, new companies enter the market annually and offer products and services that compete with ours. We remain committed to pioneering novel use cases and exploring untapped market segments, many of which present lower levels of competition. We believe that competitive factors in the energy storage market include, but are not limited to:
•safety, reliability and quality;
•ability to obtain financing;

•cost of ownership;
•price of energy storage solutions, services, and digital application offerings;
•ability to issue performance guarantees, credit support, and product warranties;
•density and duration of products and solutions;
•shortened delivery, installation, and commissioning time;
•stability in supply chain;
•performance of energy storage products and solutions, services and digital applications;
•historical customer track record (as the market and industry continues to grow);
•experience in the battery energy storage system market (of the respective competitor and the leadership team);
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
Supply Chain
Many components and parts of our integrated energy storage solutions are sourced from suppliers and stakeholders from all over the world and are reliant on various raw materials including, steel, aluminum, copper, nickel, iron phosphate, graphite, manganese, lithium carbonate, lithium hydroxide, and cobalt. Although we do not rely on any single supplier for the majority of our key components, certain components are still sourced from a limited number of stakeholders. Due to the specialized and unique nature of the products being purchased, the opportunity cost of changing suppliers is high, and substitution is often time-consuming. Fluence may also be forced into terms that are less advantageous, including on pricing. Volatility in our supply chain may have impacts to our order intake and cause corresponding volatility in our results of operations. Fluence continues to explore opportunities to diversify its supply base to mitigate the ever changing regulatory, environmental, social, and geographic conditions. In addition, while our U.S. centric regionalization strategy is progressing, a large portion of our current suppliers are situated outside of the United States. This continues to expose Fluence to changes in international trade regulations, taxes, tariffs, and/or quotas, and there is uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, government regulations, and tariffs with the recent change in U.S. presidential administration. For more information about the potential risks relating to our supply chain and exposure to international pressures, see Part I, Item 1A. “Risk Factors” in our 2024 Annual Report.
Permits and Approvals
Each of our installations or customer installations must be designed, constructed, and operated in compliance with applicable international, federal, state, and local laws, regulations, codes, standards, and guidelines. To install and operate energy storage products and solutions on our platform, we, our customers, or our partners, as may be applicable, are required to obtain and maintain applicable permits and approvals from the relevant governmental or regulatory authorities having jurisdiction to install energy storage products and solutions and to interconnect the products with the local electrical utility. We often cannot predict whether or when all permits required for a given customer’s project will be granted or whether the conditions associated with the permits will be achievable. Furthermore, unforeseen delays in the review and permitting process has and could in the future delay the timing of the delivery and/or installation of our energy storage products and could therefore adversely affect our revenue and operating results. See Part I, Item 1A. “Risk Factors” in our 2024 Annual Report for further discussion on risks related to permits and approvals.
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
Key Components of Our Results of Operations
The following discussion describes certain line items in our condensed consolidated statements of operations.
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
Depreciation and Amortization
Depreciation consists of costs associated with property, plant, and equipment (“PP&E”) and amortization of intangibles consisting of patents, licenses, developed technology, and capitalized software over their expected period of use. We expect that as we increase both our revenues and the number of our general and administrative personnel, we will invest in additional PP&E to support our growth resulting in additional depreciation and amortization.
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
Key Operating Metrics
The following tables present our key operating metrics as of December 31, 2024 and September 30, 2024. The tables below present the metrics in either Gigawatts (GW) or Gigawatt hours (GWh). Our key operating metrics focus on project milestones to measure our performance and designate each project as either “deployed”, “assets under management”, “contracted backlog”, or “pipeline”.

	December 31, 2024	September 30, 2024	Change	Change %
Energy Storage Products and Solutions
Deployed (GW)	5.8	5.0	0.8	16%
Deployed (GWh)	14.8	12.8	2.0	16%
Contracted Backlog (GW)	7.8	7.5	0.3	4%
Pipeline (GW)	30.3	25.8	4.5	17%
Pipeline (GWh)	94.2	80.5	13.7	17%

(amounts in GW)	December 31, 2024	September 30, 2024	Change	Change %
Service Contracts
Assets under Management	4.8	4.3	0.5	12%
Contracted Backlog	3.9	4.1	(0.2)	(5%)
Pipeline	26.6	25.6	1.0	4%

(amounts in GW)	December 31, 2024	September 30, 2024	Change	Change %
Digital Contracts
Assets under Management	18.7	18.3	0.4	2%
Contracted Backlog	13.3	10.6	2.7	25%
Pipeline	59.1	64.5	(5.4)	(8%)
The following table presents our order intake for the three months ended December 31, 2024 and 2023. The table is presented in Gigawatts (GW):

(amounts in GW)	Three Months Ended December 31,
	2024	2023	Change	Change %
Energy Storage Products and Solutions
Contracted	1.0	1.2	(0.2)	(17)%
Service Contracts
Contracted	0.5	1.1	(0.6)	(55)%
Digital Contracts
Contracted	3.2	0.4	2.8	700%
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
Free Cash Flow is calculated from the consolidated statements of cash flows and is defined as net cash provided by (used in) operating activities, less purchase of property and equipment made in the period. We expect our Free Cash Flow to fluctuate in future periods as we invest in our business to support our plans for growth. Limitations on the use of Free Cash Flow include (i) it should not be inferred that the entire Free Cash Flow amount is available for discretionary expenditures (for example, cash is still required to satisfy other working capital needs, including short-term investment policy, restricted cash, and intangible assets); (ii) Free Cash Flow has limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of other U.S. generally accepted accounting principles (“U.S. GAAP”) financial measures, such as net cash provided by operating activities; and (iii) this metric does not reflect our future contractual commitments.

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
The following tables present our non-GAAP measures for the periods indicated.

($ in thousands)	Three Months Ended December 31,		Change	Change %
	2024	2023
Net loss	$(57,013)	$(25,556)	$(31,457)	(123)%
Add:
Interest income, net	(741)	(1,993)	1,252	(63)%
Income tax benefit	(1,715)	(1,235)	(480)	39%
Depreciation and amortization	4,485	2,883	1,602	56%
Stock-based compensation(a)	5,308	5,630	(322)	(6)%
Other non-recurring expenses(b)	—	1,984	(1,984)	(100)%
Adjusted EBITDA	$(49,676)	$(18,287)	$(31,389)	(172)%
(a) Includes incentive awards that will be settled in shares and incentive awards that will be settled in cash.
(b) Amount for the three months ended December 31, 2023 includes approximately $1.2 million of costs related to the termination of the Revolving Credit Agreement and $0.8 million in costs related to the secondary offering completed in December 2023.

($ in thousands)	Three Months Ended December 31,		Change	Change %
	2024	2023
Total revenue	$186,788	$363,956	$(177,168)	(49)%
Cost of goods and services	165,587	327,570	(161,983)	(49)%
Gross profit	21,201	36,386	(15,185)	(42)%
Gross profit margin %	11.4%	10.0%
Add:
Stock-based compensation(a)	883	1,259	(376)	(30)%
Amortization(b)	1,269	400	869	217%
Other non-recurring expenses	—	—	—	—%
Adjusted Gross Profit	$23,353	$38,045	$(14,692)	(39)%
Adjusted Gross Profit Margin %	12.5%	10.5%
(a) Includes incentive awards that will be settled in shares and incentive awards that will be settled in cash.
(b) Amount relates to amortization of capitalized software included in cost of goods and services.

($ in thousands)	Three Months Ended December 31,		Change	Change %
	2024	2023
Net cash (used in) provided by operating activities	$(211,232)	$19,363	$(230,595)	(1191)%
Less: Purchase of property and equipment	(2,109)	(1,468)	(641)	44%
Free Cash Flow	$(213,341)	$17,895	$(231,236)	(1292)%

Results of Operations
Comparison of the three months ended December 31, 2024 and 2023
The following table sets forth our operating results for the periods indicated.

($ in thousands)	Three Months Ended December 31,		Change	Change %
	2024	2023
Total revenue	$186,788	$363,956	$(177,168)	(49)%
Costs of goods and services	165,587	327,570	(161,983)	(49)%
Gross profit	21,201	36,386	(15,185)	(42)%
Gross profit margin %	11.4%	10.0%
Operating expenses:
Research and development	17,195	15,440	1,755	11%
Sales and marketing	18,202	10,706	7,496	70%
General and administrative	36,707	37,728	(1,021)	(3)%
Depreciation and amortization	2,815	2,483	332	13%
Interest income, net	(741)	(1,993)	1,252	(63)%
Other expense (income), net	5,751	(1,187)	6,938	(584)%
Loss before income taxes	$(58,728)	$(26,791)	$(31,937)	(119)%
Income tax benefit	(1,715)	(1,235)	(480)	39%
Net loss	$(57,013)	$(25,556)	$(31,457)	(123)%
Total Revenue
Total revenue decreased by $177.2 million, or 49%, for the three months ended December 31, 2024, compared to the three months ended December 31, 2023. The decrease in total revenue for the three months ended December 31, 2024 was mainly attributable to a decrease in revenue from our battery-based energy storage products and solutions which was primarily driven by decreased volumes of Gridstack cubes fulfilled due to timing based upon customer schedules and due to the pronounced backend nature of expected revenue for the fiscal year 2025 compared to the revenue distribution seen in fiscal year 2024.
Costs of Goods and Services
Cost of goods and services decreased by $162.0 million, or 49%, for the three months ended December 31, 2024, compared to the three months ended December 31, 2023. The decrease in cost of goods and services for the three months ended December 31, 2024 was mainly attributable to the decreased volumes of Gridstack cubes fulfilled due to timing based upon customer schedules.
Gross Profit and Gross Profit Margin
Gross profit decreased by $15.2 million, or 42%, for the three months ended December 31, 2024, compared to the three months ended December 31, 2023. The decrease in gross profit for the three months ended December 31, 2024 was primarily due to decreased volumes of Gridstack cubes fulfilled due to timing based upon customer schedules, while gross profit margin remained relatively consistent.
Research and Development Expenses
Research and development expenses increased by $1.8 million, or 11%, for the three months ended December 31, 2024, compared to the three months ended December 31, 2023. The increase in research and development expenses for the three months ended December 31, 2024 was primarily attributable to an increase in expenditures for materials and supplies related to our forthcoming U.S. battery module manufacturing.
Sales and Marketing Expenses
Sales and marketing expenses increased by $7.5 million, or 70%, for the three months ended December 31, 2024, compared to the three months ended December 31, 2023. The increase in sales and marketing expenses for the three months ended December 31, 2024 was primarily attributable to a $6.8 million increase in salaries and personnel-related expenses, including stock-based compensation, due to an increase in headcount to support our growth.

General and Administrative Expenses
General and administrative expenses were relatively flat for the three months ended December 31, 2024, compared to the three months ended December 31, 2023.
Depreciation and Amortization
Depreciation and amortization were relatively flat for the three months ended December 31, 2024, compared to the three months ended December 31, 2023.
Interest Income, Net
Interest income, net decreased by $1.3 million, or 63%, in the three months ended December 31, 2024, compared to the three months ended December 31, 2023, primarily attributable to the interest expense of $0.6 million recognized for the 2030 Convertible Senior Notes (as defined below) and a decrease in interest income of $0.5 million related to cash deposits and investments.
Other Expense (Income), Net
Other expense (income), net increased by $6.9 million, or 584%, for the three months ended December 31, 2024, compared to the three months ended December 31, 2023. The increase in other expense (income), net for the three months ended December 31, 2024 was primarily attributable to a $8.9 million increase in unfavorable foreign currency exchange losses on monetary assets and liabilities period over period.
Income Tax Benefit
Income tax benefit increased by $0.5 million, or 39%, for the three months ended December 31, 2024, compared to the three months ended December 31, 2023. The increase in income tax benefit for the three months ended December 31, 2024 was primarily attributable to an increase in pre-tax losses in foreign tax jurisdictions with statutory tax rates higher than the U.S.
Net Loss
Net loss increased by $31.5 million, or 123%, for the three months ended December 31, 2024, compared to the three months ended December 31, 2023. The increase in net loss for the three months ended December 31, 2024 was primarily attributable to (i) a decrease in “Gross profit,” (ii) an increase in “Sales and marketing expenses,” and (iii) an increase in “Other expense (income), net,” each as described above. This was partially offset by an increase in “Income tax benefit” as described above.
Liquidity and Capital Resources
Since inception and through December 31, 2024, our principal sources of liquidity were the proceeds from our initial public offering (“IPO”), our cash and cash equivalents from operations, short-term borrowings, borrowings available under our debt agreements, proceeds from the issuance of the 2030 Convertible Senior Notes (as defined below), supply chain financing, capital contributions from AES Grid Stability, LLC (“AES Grid Stability”) and Siemens Industry, LLC (“Siemens Industry”) and proceeds from the investment by QIA Florence Holdings, LLC, an affiliate of Qatar Holding LLC in 2021, proceeds from short term investments, borrowings against note receivables, and proceeds from sale of accounts receivable under the MRPA (as defined below).
We believe the proceeds received from our IPO, our existing cash and cash equivalents, cash flows from operations, which includes sales of accounts receivable under the MRPA, proceeds from the issuance of the 2030 Convertible Senior Notes, borrowings against notes receivable, and availability under our 2024 Revolver (as defined below) will be sufficient to meet our expense and capital requirements for at least the next 12 months following the filing of this Report.

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
On November 1, 2021, upon the closing of our IPO, we received net proceeds of $935.8 million. The net proceeds from the IPO were used to purchase 35,650,000 newly issued limited liability company interests (“LLC Interests”) directly from Fluence Energy, LLC. Fluence Energy, LLC used the net proceeds from the sale of LLC Interests to Fluence Energy, Inc. to repay all outstanding borrowings relating to a line of credit and promissory notes. The remainder of the proceeds has been used and continues to be used for working capital and other general corporate purposes.
2030 Convertible Senior Notes
In December 2024, the Company issued $400.0 million aggregate principal amount of 2.25% convertible senior notes due 2030 (the “2030 Convertible Senior Notes”). The 2030 Convertible Senior Notes were issued pursuant to, and are governed by, an indenture, dated as of December 12, 2024, between the Company and UMB Bank, National Association, as trustee (the “Indenture”). The net proceeds from the issuance of the 2030 Convertible Senior Notes were $389.0 million, net of $11.0 million of debt issuance costs.
The 2030 Convertible Senior Notes are senior unsecured obligations of the Company and accrue interest at a rate of 2.25% per year, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2025. The 2030 Convertible Senior Notes will mature on June 15, 2030, unless earlier converted, redeemed or repurchased. The 2030 Convertible Senior Notes are convertible at the option of holders at any time from, and including March 15, 2030 until the close of business on the second scheduled trading day immediately preceding the maturity date. The 2030 Convertible Senior Notes have an initial conversion rate of 46.8472 shares of the Company’s Class A common stock, par value $0.00001 per share (“Class A common stock”) per $1,000 principal amount, equivalent to an initial conversion price of approximately $21.35 per share of the Company’s Class A common stock. The conversion rate is subject to customary adjustments upon the occurrence of certain events but will not be adjusted for any accrued and unpaid interest. If a “make-whole fundamental change” (as defined in the Indenture) occurs, then the Company will in certain circumstances increase the conversion rate for a specified period of time.
Prior to the close of business on the business day immediately preceding March 15, 2030, holders of the 2030 Convertible Senior Notes will have the right to convert their 2030 Convertible Senior Notes only upon satisfaction of one or more of the following conditions:
(1) during any calendar quarter (and only during such calendar quarter) commencing after the calendar quarter ending on March 31, 2025, if the last reported sale price per share of the Company’s Class A common stock exceeds 130% of the conversion price for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any 10 consecutive trading day period (the “measurement period”) if the trading price per $1,000 principal amount of the 2030 Convertible Senior Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company’s Class A common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events, as set forth in the Indenture; or (4) if the Company calls any or all the 2030 Convertible Senior Notes for redemption, but only with respect to such 2030 Convertible Senior Notes called for redemption. On or after March 15, 2030, holders may convert their 2030 Convertible Senior Notes at any time until the close of business on the second scheduled trading day immediately before the maturity date. Upon conversion, the Company may satisfy its conversion obligation by paying or delivering, as the case may be, cash, shares of the Company’s Class A common stock or a combination of both, at the Company’s election, in the manner and subject to the terms and conditions provided in the Indenture.
The 2030 Convertible Senior Notes will be redeemable, in whole or in part (subject to the partial redemption limitation described in the Indenture), at the Company’s option at any time, and from time to time, on or after December 20, 2027 and on or before the 50th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the 2030 Convertible Senior Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date, but only if (i) the 2030 Convertible Senior Notes are “freely tradable” (as defined in the Indenture), and all accrued and unpaid additional interest, if any, has been paid in full, as of the date the Company sends the related redemption notice; and (ii) the last reported sale price per share of the Company’s Class A common stock exceeds 130% of the conversion price on (1) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the redemption notice for such redemption; and (2) the trading day immediately before the date the Company sends such redemption notice. In addition, calling any note for redemption will constitute a make-whole fundamental change with respect to that 2030 Convertible Senior Note, in which case the conversion rate applicable to the conversion of that 2030 Convertible Senior Note will be increased in certain circumstances if it is converted after it is called for redemption.
No sinking fund is required to be provided for the 2030 Convertible Senior Notes. If a “fundamental change” (as defined in the Indenture) occurs prior to the maturity date of the 2030 Convertible Senior Notes, holders may require the Company to repurchase all or a portion of their 2030 Convertible Senior Notes at a cash repurchase price equal to 100% of the principal amount of the 2030 Convertible Senior Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the “fundamental change repurchase date” (as defined in the Indenture).
The 2030 Convertible Senior Notes (i) rank equal in right of payment with the Company’s senior unsecured indebtedness, (ii) rank senior in right of payment to the Company’s future indebtedness that is expressly subordinated to the 2030 Convertible Senior Notes and (iii) are effectively subordinated to the Company’s existing and future secured indebtedness, including its guarantee of the 2024 Revolver (as defined in this Report), to the extent of the value of the collateral securing that indebtedness. In addition, because none of the Company’s subsidiaries guarantee the 2030 Convertible Senior Notes, the 2030 Convertible Senior Notes are and will be, as applicable, structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent the Company is not a holder thereof) preferred equity, if any, of the Company’s subsidiaries, including Fluence Energy, LLC.
In connection with the 2030 Convertible Senior Notes, the Company purchased capped calls with certain financial institutions pursuant to capped call confirmations (collectively the “Capped Calls”). The premiums paid for the purchases of the Called Calls were $29.0 million. The Capped Calls have an initial strike price of approximately $21.35 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2030 Convertible Senior Notes. The Capped Calls have an initial cap price of $28.74 per share, subject to certain adjustments substantially similar to those applicable to the corresponding 2030 Convertible Senior Notes. The Capped Calls cover, subject to anti-dilution adjustments, approximately 18.7 million shares of the Company’s Class A common stock. The Capped Calls are generally expected to offset the potential dilution to the Company’s Class A common stock upon any conversion of the relevant 2030 Convertible Senior Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted notes, with such reduction and/or offset subject to a cap. The Capped Calls are separate transactions, and not part of the terms of the 2030 Convertible Senior Notes. As the Capped Calls qualify for a scope exception from derivative accounting for instruments that are both indexed to the issuer’s own stock and classified in stockholders’ equity, the Capped Calls are not accounted for as derivatives and the premiums paid for the purchases of the Capped Calls were recorded as a reduction to the additional paid-in capital.
Supply Chain Financing
We have provided certain of our suppliers with access to a supply chain financing program through a third-party financing institution (the “SCF Bank”). This program allows us to seek extended payment terms with our suppliers and allows our suppliers to monetize their receivables prior to the payment due date, subject to a discount. Once a supplier elects to participate in the program and reaches an agreement with the SCF Bank, the supplier elects which individual invoices to sell to the SCF Bank. We then pay the SCF Bank on the invoice due date. We have no economic interest in a supplier’s decision to sell a receivable to the SCF Bank. The agreements between our suppliers and the SCF Bank are solely at their discretion and are negotiated directly between them. Our suppliers’ ability to continue using such agreements is primarily dependent upon the strength of our financial condition and guarantees issued by AES and Siemens Corporation, a subsidiary of Siemens, pursuant to the terms of the Credit Support and Reimbursement Agreement (as defined below). As of December 31, 2024, AES and Siemens Corporation issued guarantees of $50.0 million each, for a total of $100.0 million, to SCF Bank on our behalf.
As of December 31, 2024, two suppliers were actively participating in the supply chain financing program, and we had $42.6 million of payables outstanding subject to the program. All outstanding payments owed under the program are recorded within “Accounts payable” on the condensed consolidated balance sheets.
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
Revolving Credit Facility
We entered into a credit agreement for a revolving credit facility (the “Revolver”) on November 1, 2021, by and among Fluence Energy, LLC, as the borrower, Fluence Energy Inc., as a parent guarantor, the subsidiary guarantors party thereto, the lenders party thereto, and JP Morgan Chase Bank, N.A., as administrative agent and collateral agent (the “Revolving Credit Agreement”). The aggregate amount of commitments was $200.0 million. The Revolver was originally scheduled to mature on November 1, 2025. The Revolving Credit Agreement was terminated effective November 22, 2023, in conjunction with the entry into the ABL Credit Agreement (as further described below), and at such time, the Company prepaid all amounts outstanding under the Revolver and terminated all commitments thereunder. No penalties were required to be paid as a result of the termination.
For further discussion of the Revolver, refer to “Note 11 - Debt” to our unaudited condensed consolidated financial statements included elsewhere in this Report.
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
For further discussion of the ABL Credit Agreement, refer to “Note 11 - Debt” to our consolidated financial statements included elsewhere in this Report.
2024 Revolver
On August 6, 2024 (the "Amendment Effective Date"), Fluence Energy, Inc. entered into Amendment Number Three ("Amendment No. 3") to that certain ABL Credit Agreement by and among Fluence Energy, LLC, as parent borrower, the Company, as parent, the other borrowers party thereto, the other guarantors party thereto, the lenders party thereto, and Citibank, N.A., as administrative agent (as successor to Barclays Bank PLC) (such agreement, as so amended, the "2024 Credit Agreement") in order to (i) convert the existing ABL Facility to a senior secured cash flow revolving credit facility in an initial aggregate principal amount of up to $500.0 million (the "2024 Revolver"), (ii) replace Barclays Bank PLC as administrative agent under the 2024 Credit Agreement with Citibank, N.A., and (iii) make certain other modifications to the 2024 Credit Agreement as set forth therein. Capitalized terms used in this subsection that are not otherwise defined are defined in the 2024 Credit Agreement.
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
The 2024 Credit Agreement contains customary covenants for this type of financing, including, but not limited to, covenants that restrict our and certain of our subsidiaries’ ability to: incur indebtedness; incur liens; sell, transfer, or dispose of property and assets; make investments or acquisitions; pay dividends, make distributions or other restricted payments; and engage in affiliate transactions. The 2024 Credit Agreement limits our ability to make certain payments, including dividends and distributions on Fluence Energy, LLC's equity, the Company's equity and other restricted payments. Under the terms of the 2024 Credit Agreement, Fluence Energy, LLC and its subsidiaries are currently limited in their ability to pay cash dividends to, lend to, or make other investments in the Company, subject to certain exceptions. In addition, we are required to maintain (i) from the Amendment Effective Date through December 31, 2025, Total Liquidity of no less than $150,000,000, (ii) from January 1, 2026 and thereafter, Total Liquidity of no less than $100,000,000 or a Consolidated Leverage Ratio as of the last day of any Measurement Period not to exceed 3.50:1.00, and (iii) certain other financial requirements at each Guarantor Coverage Test Date. Such covenants are tested on a quarterly basis and upon the occurrence of other certain restricted payments, the incurrence of indebtedness, certain dispositions, and other specified transactions. As of December 31, 2024, we were in compliance with all such covenants.
The 2024 Credit Agreement contains customary events of default for this type of financing. If an event of default occurs with respect to a borrower, the lenders will be able to, among other things, terminate the commitments immediately, cash collateralize any outstanding letters of credit, declare any loans outstanding to be due and payable in whole or in part, and exercise other rights and remedies. The maturity date and the date of termination of lending commitments under the 2024 Credit Agreement both remain unchanged at November 22, 2027. As of December 31, 2024, there are no cash borrowings under the 2024 Revolver, and there are $99.3 million letters of credit outstanding under the 2024 Revolver, with remaining availability of $400.7 million, net of letters of credit issued.
Borrowings Against Note Receivable - Pledged as Collateral
In December 2022, we transferred $24.3 million in customer receivables to Standard Chartered Bank (“SCB”) in the Philippines for proceeds of $21.1 million. The receivables all related to our largest customer in that country. The underlying receivables transferred were previously aggregated into a long term note, with interest, and a maturity date of September 30, 2024. In April 2023, we aggregated and transferred an additional $30.9 million in receivables into a second long term note with the same customer to SCB for proceeds of $27.0 million, upon substantially similar terms as the December 2022 transfer and with a maturity date of December 27, 2024. These transactions were treated as secured borrowings as we did not transfer the entire note receivables due from the customer to SCB. We continued to receive quarterly interest income from the customer, while SCB was responsible for collecting payments on the principal balances which represented the initial receivable balances from the customer. We had no other continuing involvement or exposure related to the underlying receivables. As of December 31, 2024, both of the receivables were paid in full, resulting in release of the corresponding notes and borrowings. For the three months ended December 31, 2024, the Company recorded net interest income of $0.0 million, which represents the aggregate of $0.5 million in interest income and $0.5 million in interest expense recorded in “Interest income, net.” For the three months ended December 31, 2023, the Company recorded net interest income of $0.1 million, which represents the aggregate of $1.2 million in interest income and $1.1 million in interest expense recorded in “Interest income, net.”

Sale of Receivables under Master Receivables Purchase Agreement
On February 27, 2024, Fluence Energy, LLC entered into the Master Receivables Purchase Agreement, by and among Fluence Energy, LLC and any other seller from time to time party thereto, as sellers and servicers, and Credit Agricole Corporate and Investment Bank ("CACIB"), as purchaser, of certain receivables on an uncommitted basis (the “MRPA”). The MRPA provides that the outstanding amount of all purchased receivables under the MRPA will not exceed $75.0 million, with sublimits for each account debtor and for certain kinds of receivables. The MRPA may be terminated by either party at any time by 30 days’ prior written notice. Fluence Energy, LLC has granted CACIB a security interest in the purchased receivables, and proceeds thereof, as more fully described in the MRPA, in order to perfect CACIB’s ownership interest in the purchased receivables and secure the payment and performance of all obligations of Fluence Energy, LLC to CACIB under the MRPA. The MRPA contains other customary representations and warranties and covenants.
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

Credit Support and Reimbursement Agreement
We are party to an Amended and Restated Credit Support and Reimbursement Agreement, dated June 9, 2021, with The AES Corporation (“AES”) and Siemens Industry (the “Credit Support and Reimbursement Agreement”) whereby they may, from time to time, agree to furnish credit support to us in the form of direct issuances of credit support to our lenders or other beneficiaries or through their lenders’ provision of letters of credit to backstop our own facilities or obligations. Pursuant to the Amended and Restated Credit Support and Reimbursement Agreement, if AES or Siemens Industry agree to provide a particular credit support (which they are permitted to grant or deny in their sole discretion), they are entitled to receipt of a credit support fee, reimbursement of actual costs and expenses incurred in having a credit support instrument issued and maintained, and reimbursement for all amounts paid to our lenders or other counterparties, payable upon demand. The Amended and Restated Credit Support and Reimbursement Agreement initially expires on June 9, 2025 (the “initial expiration date”), and will automatically and indefinitely continue after such date; after such initial expiration date, either AES or Siemens Industry is permitted to terminate the agreement upon six months prior notice. Any credit support under the Credit Support and Reimbursement Agreement will remain in effect after any such termination until such credit support has been replaced by the Company.
Currently, the Company has outstanding performance guarantees provided by AES and Siemens Industry and their respective affiliates that guarantee Fluence’s performance obligations under certain contracts with Fluence’s customers. These performance guarantees are issued pursuant to the terms of the Credit Support and Reimbursement Agreement. Fluence paid performance guarantee fees to its affiliates in exchange for guaranteeing Fluence’s performance obligations under certain contracts with Fluence’s customers. The guarantee fees are included in “Costs of goods and services” on Fluence’s condensed consolidated statements of operations. Guarantees are also issued by AES and Siemens Corporation, pursuant to the terms of the Credit Support and Reimbursement Agreement, in connection with the supplier chain financing program (as described in greater detail above).
Commitments, Guarantees, Letter of Credits, Surety Bonds, Off-Balance Sheet Arrangements
As of December 31, 2024, the Company had outstanding bank guarantees, parent guarantees, letters of credit, and surety bonds issued as performance security arrangements for a large number of customer projects. In addition, we have a limited number of parent company guarantees issued as payment security to certain vendors. The Company also has certain battery purchase obligations and spending requirements under our master supply agreement with suppliers. We are also party to both assurance and service-type warranties for various lengths of time. Refer to “Note 14 - Commitments and Contingencies” to our unaudited condensed financial statements included elsewhere in this Report for more information regarding our contingent obligations, including off-balance sheet arrangements, and legal contingencies.

Historical Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities for the periods presented.

	Three Months Ended December 31,		Change	Change %
($ in thousands)	2024	2023
Net cash (used in) provided by operating activities	$(211,232)	$19,363	$(230,595)	1190.9%
Net cash used in investing activities	$(5,186)	$(2,596)	$(2,590)	99.8%
Net cash provided by (used in) financing activities	$360,831	$(6,359)	$367,190	(5774.3)%
Net cash flows used in operating activities were $211.2 million for the three months ended December 31, 2024, compared to net cash provided by operating activities of $19.4 million for the three months ended December 31, 2023. The $230.6 million increase in net cash used in operating activities period over period was primarily due to a decrease in working capital balances of $202.1 million and an increase in net loss of $31.5 million. Below we describe in more detail the cash flows (used in) provided by operating activities for each period:
•Net cash flows used in operating activities of $211.2 million for the three months ended December 31, 2024 were primarily due to (i) net loss of $57.0 million, (ii) increases in inventory of $368.8 million due to cash expenditures on inventory, and (iii) decreases in accounts payable of $333.6 million due to the timing of payments to various vendors. These cash outflows were partially offset by net positive effects of changes in customer contract assets and liabilities. Specifically, deferred revenue, inclusive of related parties, increased in aggregate by $311.8 million and receivables, inclusive of trade, unbilled accounts receivable and receivables from related parties decreased in aggregate by $181.1 million due to timing of various customer project billings and cash collections in accordance with contract milestone payment schedules.
•Net cash flows provided by operating activities of $19.4 million for the three months ended December 31, 2023 were primarily driven by increases in (i) accounts payable of $254.8 million due to timing of payments to various vendors and (ii) deferred revenue with related parties of $147.8 million due to timing of various customer project billings and cash collections in accordance with contract milestone payment schedules. These cash inflows were partially offset by (i) an increase in inventory, impacting cash flow negatively by $336.4 million and (ii) net loss of $25.6 million.
Net cash flows used in investing activities were $5.2 million for the three months ended December 31, 2024, which were due to purchases of property and equipment of $2.1 million and capital expenditures on software of $3.1 million.
Net cash flows used in investing activities were $2.6 million for the three months ended December 31, 2023, which were due to purchases of property and equipment of $1.5 million and capital expenditures on software of $1.1 million.
Net cash flows provided by financing activities were $360.8 million for the three months ended December 31, 2024, which were primarily related to the proceeds received from the issuance of the 2030 Convertible Senior Notes of $400.0 million, partially offset by (i) premiums paid for the purchases of the Capped Calls of $29.0 million and (ii) payments for the debt issuance costs related to the 2030 Convertible Senior Notes of $10.0 million.
Net cash flows used in financing activities were approximately $6.4 million for the three months ended December 31, 2023, which were primarily related to (i) $3.9 million in payments for a previously acquired company (Nispera) and (ii) $3.6 million in payments related to debt issuances costs for the ABL Facility, partially offset by $1.1 million of proceeds from the exercise of stock options.
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
On June 30, 2022, Siemens Industry, Inc. exercised its redemption right pursuant to the terms of the Third Amended and Restated Limited Liability Agreement of Fluence Energy, LLC, dated October 27, 2021, as may be amended from time to time (the “LLC Agreement”) with respect to its entire holding of 58,586,695 LLC Interests of Fluence Energy, LLC, together with the corresponding cancellation of an equivalent number of shares of our Class B-1 common stock, par value $0.00001 per share (“Class B-1 common stock”). On December 8, 2023, AES Grid Stability exercised its redemption right pursuant to the terms of the LLC Agreement with respect to 7,087,500 LLC Interests of Fluence Energy, LLC, together with the corresponding cancellation of an equivalent number of shares of our Class B-1 common stock.
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
As a result of the tax basis adjustment of the assets of Fluence Energy, LLC and its subsidiaries upon the redemptions and our possible utilization of certain tax attributes, the payments that we may make under the Tax Receivable Agreement will be substantial. The redemptions will result in future tax savings of $126.4 million. The Founders will be entitled to receive payments under the Tax Receivable Agreement equaling 85% of such amount, or $107.4 million; assuming, among other factors, (i) we will have sufficient taxable income to fully utilize the tax benefits; (ii) Fluence Energy, LLC is able to fully depreciate or amortize its assets; and (iii) there are no material changes in applicable tax law. The payments under the Tax Receivable Agreement are not conditioned upon continued ownership of us by the Founders. Although the timing and extent of future payments could vary significantly under the Tax Receivable Agreement, we anticipate funding payments from the Tax Receivable Agreement from cash flow from operations of our subsidiaries, available cash or available borrowings under any future debt agreements.
With the exception of $1.5 million of Tax Receivable Agreement payment realized as of September 30, 2024, we have determined it is not probable payments under the Tax Receivable Agreement would be made, given the projected inability to fully utilize the related tax benefits over the term of the agreement. Therefore, the Company has not recognized the remaining liability. Should we determine that the additional Tax Receivable Agreement payment is probable, a corresponding liability will be recorded and as a result, our future results of operations and earnings could be impacted as a result of these matters.
Critical Accounting Policies and Use of Estimates

Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. In the preparation of these financial statements, we consider an accounting judgment, estimate, or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates, and assumptions could have a material impact on the consolidated financial statements.
During the three months ended December 31, 2024, there were no significant changes in application of our critical accounting policies or estimation procedures from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our 2024 Annual Report and the notes to the audited consolidated financial statements appearing elsewhere in the 2024 Annual Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes with respect to our exposure to market risk as disclosed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2024 Annual Report.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to provide reasonable assurance of achieving the objective that information in our Securities Exchange Act of 1934, as amended (the “Exchange Act”) reports is recorded, processed, summarized, and reported within the time periods specified and pursuant to the requirements of the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024, the end of the period covered by this Report. Based upon that evaluation, and because of the material weakness remediation measures described below, management concluded that, as of December 31, 2024, our disclosure controls and procedures were effective.
Material Weaknesses and Remediation Measures
As disclosed previously in the Company’s 2024 Annual Report, a material weakness in internal control over revenue recognition existed. The Company did not consistently apply controls in its revenue recognition process related to the evaluation of contract terms for purposes of determining their impact on when costs are included in the measure of progress. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.
Management enhanced controls over the evaluation of contract terms and placed them into operation in fiscal year 2024 which continued throughout the first quarter of fiscal year 2025. As result of these efforts and our own testing, management has concluded the material weakness has been remediated as of December 31, 2024.
Changes in Internal Control over Financial Reporting
Other than the changes to our internal control over financial reporting described in “Material Weaknesses and Remediation Measures” above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
For a description of our material pending legal contingencies, please see “Note 14 - Commitments and Contingencies”, to the unaudited condensed consolidated financial statements included elsewhere in this Report.

Item 1A. Risk Factors
There have been no material changes with respect to our risk factors previously disclosed in our 2024 Annual Report, other than as set forth below. You should carefully consider the risks described in Item 1A. "Risk Factors" of our 2024 Annual Report, and all of the other information included in this Report, before making an investment decision. Our business, financial condition, and results of operations could be materially and adversely affected by any of these risks or uncertainties.
Risks Related to the 2030 Convertible Senior Notes
Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition, and results of operations and impair our ability to satisfy our obligations under the 2030 Convertible Senior Notes.
As of December 31, 2024, we had approximately $400.0 million of indebtedness outstanding under the 2030 Convertible Senior Notes, and no cash borrowings outstanding under the 2024 Revolver (excluding $99.3 million letters of credit outstanding thereunder), with remaining availability of $400.7 million, net of letters of credit issued. All borrowings and obligations under the 2024 Revolver will be effectively senior to our obligations under the 2030 Convertible Senior Notes to the extent of the value of the assets securing such borrowings and obligations, and structurally senior to the 2030 Convertible Senior Notes as the 2030 Convertible Senior Notes are not guaranteed by Fluence Energy, LLC, a borrower under the 2024 Revolver.
We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations, and financial condition by, among other things:
•making it more difficult for us to satisfy our obligations with respect to our 2030 Convertible Senior Notes and our other debt;
•limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions, or other general corporate requirements;
•requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions, and other general corporate purposes;
•increasing our vulnerability to adverse economic and industry conditions;
•exposing us to the risk of increased interest rates to the extent any of our borrowings are at variable rates of interest;
•limiting our flexibility in planning for and reacting to changes in the industry in which we compete;
•placing us at a disadvantage compared to other, less leveraged competitors; and
•increasing our cost of borrowing.
Any additional indebtedness we incur will heighten the potential for the consequences discussed above and could negatively impact our credit ratings, if any, in the future.
Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our indebtedness, including the 2030 Convertible Senior Notes, and our cash needs may increase in the future. In addition, the 2024 Revolver contains and any future indebtedness that we may incur may contain, financial and other restrictive covenants that limit our ability to operate our business, raise capital, or make payments under our other indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full.
We conduct all of our operations through our subsidiaries, including Fluence Energy, LLC, and may not be able to receive dividends or other distributions in needed amounts from our subsidiaries; Fluence Energy, Inc. is a holding company.
We conduct all of our operations through our subsidiaries, including Fluence Energy, LLC; Fluence Energy, Inc. is a holding company. Accordingly, payment of interest or repayment of principal on our indebtedness, including the

2030 Convertible Senior Notes, is significantly dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, interest payment on debt they owe to us (including interest payments on the 2.25% Intercompany Subordinated Convertible Note issued by Fluence Energy, LLC to Fluence Energy, Inc., dated December 12, 2024 (the “Intercompany Convertible Note”)), debt repayment, or otherwise. None of our subsidiaries will guarantee the 2030 Convertible Senior Notes and our subsidiaries will not have any obligation to pay amounts due on the 2030 Convertible Senior Notes or to make funds available for that purpose. Noteholders are not entitled to rights under the Intercompany Convertible Note. Fluence Energy, LLC’s failure to make interest payments thereunder will not itself constitute a default or event of default under the indenture governing the 2030 Convertible Senior Notes. We have pledged our interest in the Intercompany Convertible Note to secure our obligations under the 2024 Revolver, and the Intercompany Convertible Note is subordinated in right of payment to Fluence Energy, LLC’s obligations under the 2024 Revolver and its other indebtedness. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness, including the 2030 Convertible Senior Notes. Each subsidiary is a distinct legal entity, and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. While the agreement governing our 2024 Revolver limits the ability of certain of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to qualifications and exceptions. Additionally, the agreement governing our 2024 Revolver limits the ability of Fluence Energy, LLC to pay dividends or make other distributions to us, and substantially limits our ability to prepay or repay the principal amount of the 2030 Convertible Senior Notes with cash, upon conversion, maturity or otherwise. Furthermore, other holders of LLC Interests are entitled to participate pro rata with Fluence Energy, Inc. in dividends from Fluence Energy, LLC. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness, including the 2030 Convertible Senior Notes.
Higher interest rates could increase the cost of refinancing our indebtedness and could cause our debt service obligations to increase significantly.
The current high interest rate environment could adversely impact us. If interest rates remain at their current elevated levels or continue to increase, this could adversely impact our ability to refinance existing indebtedness or obtain additional debt financing on acceptable terms or at all. In addition, we expect this refinancing effort will, and future debt refinancings may, increase our debt service obligations as we refinance lower interest rate debt with higher interest rate debt.
The conditional conversion feature of the 2030 Convertible Senior Notes, if triggered, may adversely affect our financial condition and results of operations.
In the event the conditional conversion feature of the 2030 Convertible Senior Notes is triggered, noteholders will be entitled to convert the 2030 Convertible Senior Notes at any time during specified periods at their option. If one or more holders elect to convert their 2030 Convertible Senior Notes, we may, to the extent permitted by, and subject to compliance with the terms of, the agreement governing the 2024 Revolver and our other indebtedness in existence at such time, settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity.
The issuance or sale of shares of our Class A common stock, or rights to acquire shares of our Class A common stock, could depress the trading price of our Class A common stock and the 2030 Convertible Senior Notes.
We may conduct future offerings of our Class A common stock, preferred stock, or other securities that are convertible into or exercisable for our Class A common stock to finance our operations, fund acquisitions, or for other purposes. The sale of shares of our Class A common stock or other securities that are convertible into or exercisable for our Class A common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our Class A common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. In addition, upon conversion of the 2030 Convertible Senior Notes, we will pay consideration that consists of cash, shares of our Class A common stock, or a combination of cash and shares of our Class A common stock (together with cash in lieu of any fractional shares, if applicable), at our election. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of Class A common stock or other securities. We have also reserved 9,500,000 shares of our Class A common stock for issuance under our 2021 Incentive Award Plan (the “2021 Equity Plan”).
The Indenture governing the 2030 Convertible Senior Notes does not restrict our ability to issue additional equity securities. If we issue additional shares of our Class A common stock or rights to acquire shares of our Class A common stock, if any of our existing stockholders sells a substantial amount of our Class A common stock, or if the market perceives that such issuances or sales may occur, then the trading price of our Class A common stock, and, accordingly, the 2030 Convertible Senior Notes may significantly decline. In addition, our issuance of additional shares of Class A common stock will dilute the ownership interests of our existing common stockholders, including noteholders who have received shares of our Class A common stock upon conversion of their 2030 Convertible Senior Notes, and any Class A common stock issued upon conversion of the 2030 Convertible Senior Notes may dilute the interests of our existing common stockholders.
The accounting method for the 2030 Convertible Senior Notes could adversely affect our reported financial condition and results.
The accounting method for reflecting the 2030 Convertible Senior Notes on our balance sheet, accruing interest expense for the 2030 Convertible Senior Notes and reflecting the underlying shares of our Class A common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition.
In accordance with applicable accounting standards, the 2030 Convertible Senior Notes are reflected as a liability on our balance sheets, with the initial carrying amount equal to the principal amount of the 2030 Convertible Senior Notes, net of issuance costs. The issuance costs are treated as a debt discount for accounting purposes, which will be amortized into interest expense over the term of the 2030 Convertible Senior Notes. As a result of this amortization, the interest expense that we expect to recognize for the 2030 Convertible Senior Notes for accounting purposes will be greater than the cash interest payments we will pay on the 2030 Convertible Senior Notes, which will result in lower reported income.
In addition, the potential dilutive shares underlying the 2030 Convertible Senior Notes are reflected in our diluted earnings per share using the “if converted” method. The denominator of diluted earnings per share for the 2030 Convertible Senior Notes is determined by multiplying the principal amount of the 2030 Convertible Senior Notes by the applicable conversion rate for the reporting period. The after-tax interest expense associated with the 2030 Convertible Senior Notes is added back to the numerator of the diluted earnings per share calculation for these purposes. However, if reflecting the 2030 Convertible Senior Notes in diluted earnings per share in this manner is anti-dilutive, then the shares underlying the 2030 Convertible Senior Notes will not be reflected in our diluted earnings per share. The application of the if-converted method may reduce our reported diluted earnings per share, and accounting standards may change in the future in a manner that may adversely affect our diluted earnings per share.
Furthermore, if any of the conditions to the convertibility of the 2030 Convertible Senior Notes is satisfied, then we may be required under applicable accounting standards to reclassify the liability carrying value of the 2030 Convertible Senior Notes as a current, rather than a long-term liability. This reclassification could be required even if no noteholders convert their 2030 Convertible Senior Notes and could materially reduce our reported working capital.
Provisions in the 2030 Convertible Senior Notes and the Indenture governing the 2030 Convertible Senior Notes could delay or prevent an otherwise beneficial takeover of us.
Certain provisions in the 2030 Convertible Senior Notes and its Indenture could make a third-party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a “fundamental change”, then noteholders will have the right to require us to repurchase their 2030 Convertible Senior Notes for cash. In addition, if a takeover constitutes a “make-whole fundamental change” (as defined in the Indenture), then we may be required to temporarily increase the conversion rate. In either case, and in other cases, our obligations under the 2030 Convertible Senior Notes and the Indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that noteholders or holders of our Class A common stock may view as favorable.
The capped call transactions may affect the value of the 2030 Convertible Senior Notes and our Class A common stock.
In connection with the 2030 Convertible Senior Notes, we entered into privately negotiated capped call transactions with the option counterparties. The capped call transactions cover, subject to customary adjustments, the number of shares of our Class A common stock underlying the 2030 Convertible Senior Notes. The capped call transactions are expected to offset the potential dilution and/or offset any cash payments we are required to make in excess of the principal amount of converted 2030 Convertible Senior Notes, as the case may be, as a result of conversion of the 2030 Convertible Senior Notes, with such offset subject to a cap.
We have been advised that, in connection with establishing their initial hedges of the capped call transactions, the option counterparties or their respective affiliates entered into various derivative transactions with respect to our Class A common stock and/or purchased shares of our Class A common stock.

In addition, the counterparties and/or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our Class A common stock and/or purchasing or selling our Class A common stock or other securities of ours in secondary market transactions following the pricing of the 2030 Convertible Senior Notes and prior to the maturity of the 2030 Convertible Senior Notes (and are likely to do so (x) during any observation period related to a conversion of the 2030 Convertible Senior Notes or following any redemption or fundamental change repurchase of the 2030 Convertible Senior Notes, (y) following any other repurchase of the 2030 Convertible Senior Notes if we unwind a corresponding portion of the capped call transactions in connection with such repurchase and (z) if we otherwise unwind all or a portion of the capped call transactions). This activity could also cause or avoid an increase or a decrease in the market price of our Class A common stock.
We are subject to counterparty risk with respect to the capped call transactions.
The counterparties to the capped call transactions are financial institutions, or their affiliates, and we will be subject to the risk that one or more of the counterparties may default or otherwise fail to perform, or may exercise certain rights to terminate, their obligations under the capped call transactions. Our exposure to the credit risk of the counterparties is not secured by any collateral.
Global economic conditions have in the past resulted in the actual or perceived potential failure or financial difficulties of many financial institutions. If a counterparty to one or more capped call transactions becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under such transactions. Our exposure will depend on many factors but, generally, our exposure will increase if the market price or the volatility of our Class A common stock increases. In addition, upon a default or other failure to perform, or a termination of obligations, by a counterparty, the counterparty may fail to deliver the shares of common stock required to be delivered to us under the capped call transactions and we may experience adverse tax consequences and more dilution than we currently anticipate with respect to our Class A common stock. We can provide no assurances as to the financial stability or viability of any of the counterparties.
In addition, the capped call transactions are complex, and they may not operate as planned. For example, the terms of the capped call transactions may be subject to adjustment, modification or, in some cases, renegotiation if certain corporate or other transactions occur. Accordingly, these transactions may not operate as we intend if we are required to adjust their terms as a result of transactions in the future or upon unanticipated developments that may adversely affect the functioning of the capped call transactions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of our equity securities during the quarter ended December 31, 2024 that were not otherwise disclosed in a Current Report on Form 8-K.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)    None.

(b)    None.

(c)     Director and Officer Rule 10b5-1 Trading Arrangements
During the three months ended December 31, 2024, the following directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified, or terminated “Rule 10b5-1 trading arrangements” and/or “non-Rule 10b5-1 trading arrangements” (each as defined in Item 408 of Regulation S-K).
On December 21, 2024, Harald von Heynitz, a director of the Company, adopted a Rule 10b5-1 sales plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) (the “von Heynitz Plan”). The von Heynitz Plan provides for the cumulative potential sale of 40% of the gross number of shares resulting from the anticipated vesting of 11,341 outstanding restricted stock units on March 20, 2025. The von Heynitz Plan terminates on the earlier of (i) June 1, 2025 or (ii) such date the von Heynitz Plan is otherwise terminated according to its terms.
Our directors and executive officers entered into lock-up agreements in connection with the 2030 Convertible Senior Notes offering in December 2024 prohibiting the transfer of securities under Rule 10b5-1 trading arrangements during the lock-up period, which expired on February 8, 2025, except pursuant to any exceptions set forth in the lock-up agreements.

Item 6. Exhibits
(a)The following exhibits are filed as part of this Report.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Fluence Energy, Inc.	8-K	001-40978	3.1	November 3, 2021
3.2	First Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Fluence Energy, Inc.	8-K	001-40978	3.1	December 22, 2022
3.3	Certificate of Retirement of 65,674,195 shares of Class B-1 Common Stock Fluence Energy, Inc.	8-K	001-40978	3.1	June 11, 2024
3.4	Amended and Restated Bylaws of Fluence Energy, Inc.	8-K	001-40978	3.2	November 3, 2021
4.1	Indenture, dated as of December 12, 2024, between Fluence Energy, Inc. and UMB Bank, National Association, as trustee.	8-K	001-40978	4.1	December 12, 2024
4.2	Form of Certificate representing the 2.25% Convertible Senior Notes due 2030 (included as Exhibit A to Exhibit 4.1).	8-K	001-40978	4.2	December 12, 2024
10.1	Form of Capped Call Confirmations.	8-K	001-40978	10.1	December 12, 2024
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

Fluence Energy, Inc.

Date: February 10, 2025	By:	/s/ Julian Nebreda
Julian Nebreda Chief Executive Officer and President (Principal Executive Officer)

Date: February 10, 2025	By:	/s/ Ahmed Pasha
Ahmed Pasha Chief Financial Officer and Senior Vice President (Principal Financial Officer)