Form 10-K/A
period 2024-09-30
Fluence Energy, Inc.
filed 2025-04-18
CIK 1868941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2024

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-40978

Fluence Energy, Inc.

(Exact name of registrant as specified in its charter)

Delaware	87-1304612
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4601 Fairfax Drive, Suite 600
Arlington, Virginia	22203
(Address of Principal Executive Offices)	(Zip Code)

(833) 358-3623

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.00001 par value	FLNC	The Nasdaq Global Select Market

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

Auditor Name	Auditor Location	Auditor Firm ID
Ernst & Young LLP	Tysons, VA	42

EXPLANATORY NOTE

Fluence Energy, Inc. (the “Company”) is filing this Amendment No. 1 (“Amendment No. 1”) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024, filed with the Securities and Exchange Commission (the “SEC”) on November 29, 2024 (the “Original Form 10-K”), for the sole purpose of including Inline eXtensible Business Reporting Language (iXBRL) data tagging of the disclosure required by Item 402(x)(1) of Regulation S-K, which iXBRL data tagging was inadvertently omitted from the Company’s Definitive Proxy Statement on Schedule 14A (the “Proxy Statement”) filed with the SEC on January 24, 2025, and which disclosure was incorporated into the Original Form 10-K by reference to the Proxy Statement.

In addition, Item 15 of Part IV has been amended to include new certifications by our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Because no financial statements are contained within this Amendment No. 1, new certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are not being included in this Amendment No.1.

Except as described above, this Amendment No. 1 does not reflect other changes or update for any developments after the date of the Original Form 10-K.

PART III

ITEM 11. EXECUTIVE COMPENSATION

Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

During fiscal year 2024 and the first quarter of fiscal year 2025, we granted, and in the future, we plan to grant, annual long-term incentive compensation awards to our executives and employees, including stock options, restricted stock unit awards, and performance stock unit awards during the first fiscal quarter of the year. The Board meets in the first few weeks of December, during the open trading window following the filing of our Form 10-K for the prior fiscal year. Accordingly, we do not have a practice or policy of granting equity awards in anticipation of the release of material non-public information and we do not time the release of material non-public information in coordination with grants of equity awards to affect the value of our NEOs’ compensation.

The Compensation and Human Resources Committee or the Board, or to the extent applicable, the Rule 16b-3 subcommittee of the Compensation and Human Resources Committee, must approve all equity awards granted to our executive leadership team, including stock options. For the last two annual award cycles, the Board has approved the annual long-term incentive compensation awards. Pursuant to the current long-term incentive (“LTI”) compensation design, only members of our executive leadership team receive stock options. The exercise price of our stock options is generally based on the closing price of our common stock on Nasdaq on the date of grant. For off-cycle awards for our executive officers and other members of the executive leadership team at any other time during the year, the grant date is generally effective on the later of the date the employee commences employment with us or the date the Rule 16b-3 subcommittee of the Compensation and Human Resources Committee, the Compensation and Human Resources Committee, or the Board, as the case may be, approves the grants. The Compensation and Human Resources Committee also annually approves a delegated pool of equity to be granted by the President and Chief Executive Officer to employees who are not in the group where awards must approved by the Compensation and Human Resources Committee, the Rule 16b-3 subcommittee of the Compensation and Human Resources Committee, or Board. For off-cycle awards granted to such employees (none of which were stock options), the grant date is generally effective on the first trading day of the second month of the fiscal quarter immediately following the fiscal quarter in which the employee was hired or promoted.

All other information required by this Item 11 is incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A relating to the Company’s 2025 Annual Meeting of Stockholders, filed with the SEC on January 24, 2025.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)(1) No financial statements are filed with this Amendment No. 1.

(2) No financial statement schedules are filed with this Amendment No. 1.

(3) Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Amendment No. 1:

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Fluence Energy, Inc.	8-K	001-40978	3.1	November 3, 2021
3.2	First Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Fluence Energy, Inc.	8-K	001-40978	3.1	December 22, 2022
3.3	Certificate of Retirement of 65,674,195 shares of Class B-1 Common Stock Fluence Energy, Inc.	8-K	001-40978	3.1	June 11, 2024
3.4	Amended and Restated Bylaws of Fluence Energy, Inc.	8-K	001-40978	3.2	November 3, 2021
4.1	Specimen Stock Certificate evidencing the shares of Class A common stock	S-1/A	333-259839	4.1	October 19, 2021
4.2	Description of Registered Securities	10-Q	001-40978	4.1	August 7, 2024
10.1	Third Amended and Restated LLC Agreement of Fluence Energy, LLC, dated as of October 27, 2021	8-K	001-40978	10.1	November 3, 2021
10.2	First Amendment to the Third Amended and Restated LLC Agreement of Fluence Energy, LLC, dated as of October 27, 2021	10-K	001-40978	10.2	November 29, 2023
10.3	Tax Receivable Agreement, dated as of November 1, 2021, by and among Fluence Energy, Inc. and the TRA Parties	8-K	001-40978	10.2	November 3, 2021
10.4	Registration Rights Agreement, dated November 1, 2021, by and among Fluence Energy, Inc. and the Original Equity Owners	8-K	001-40978	10.3	November 3, 2021
10.5	Siemens AG Joinder, dated July 7, 2022, to the Registration Rights Agreement, dated November 1, 2021, by and among Fluence Energy, Inc. and the other parties named therein	10-Q	001-40978	10.1	August 15, 2022
10.6	Siemens Pension-Trust e.V. Joinder, dated September 29, 2022, to the Registration Rights Agreement, dated November 1, 2021, by and among Fluence Energy, Inc. and the other parties named therein	10-K	001-40978	10.5	December 14, 2022
10.7	SPT Invest Management, Sarl Joinder, dated December 19, 2023, to the Registration Rights Agreement, dated November 1, 2021, by and among Fluence Energy, Inc. and the other parties named therein	10-Q	001-40978	10.6	February 8, 2024
10.8	Stockholders Agreement, dated October 27, 2021, by and among Fluence Energy, Inc., Fluence Energy, LLC and the Stockholders	8-K	001-40978	10.4	November 3, 2021
10.9	Siemens AG Joinder, dated July 7, 2022, to the Stockholders Agreement, dated October 27, 2021, by and among Fluence Energy, Inc. and the other parties named therein	10-Q	001-40978	10.2	August 15, 2022
10.10	Siemens Pension-Trust E.V. Joinder, dated September 29, 2022, to the Stockholders Agreement, dated October 27, 2021, by and among Fluence Energy, Inc. and the other parties named therein	10-K	001-40978	10.8	December 14, 2022
10.11	SPT Invest Management, Sarl Joinder, dated December 19, 2023, to the Stockholders Agreement, dated October 27, 2021, by and among Fluence Energy, Inc. and the other parties named therein	10-Q	001-40978	10.7	February 8, 2024

		Incorporated by Reference
10.12†	2021 Incentive Award Plan	S-1/A	333-259839	10.5	October 19, 2021
10.13†	Annual Incentive Plan	10-K	001-40978	10.10	December 14, 2022
10.14†	Form Restricted Stock Unit Award Agreement (Employee and Officer)(IPO)	S-1/A	333-259839	10.6.1	October 19, 2021
10.15†	Form Restricted Stock Unit Award Agreement (Employee & Officer)(rev. May 2023)	10-Q	001-40978	10.1	May 11, 2023
10.16†	Form Restricted Stock Unit Award Agreement (Officer)(revised October 2023)	10-K	001-40978	10.14	November 29, 2023
10.17†	Form Performance Stock Unit Agreement (Officer)(adopted October 2023)	10-K	001-40978	10.15	November 29, 2023
10.18†	Form Stock Option Agreement (Officer)(adopted October 2023)	10-K	001-40978	10.16	November 29, 2023
10.19†	Form Restricted Stock Unit Award Agreement (Employee)(revised October 2023)	10-K	001-40978	10.17	November 29, 2023
10.20†	Form Performance Stock Unit Award Agreement (Employee)(adopted October 2023)	10-K	001-40978	10.18	November 29, 2023
10.21†	Form Restricted Stock Unit Award Agreement (Director)(revised May 2023)	10-Q	001-40978	10.2	May 11, 2023
10.22†	2020 Unit Option Plan and Form Unit Option Award Agreement	S-1	333-259839	10.7	September 28, 2021
10.23†	Offer Letter, dated May 12, 2020, with Rebecca Boll	S-1	333-259839	10.11	September 28, 2021
10.24†	Offer Letter, dated August 5, 2022, between Fluence Energy, Inc. and Julian Nebreda	8-K	001-40978	10.1	August 8, 2022
10.25†	Offer Letter, dated August 26, 2022, between Fluence Energy, Inc. and Manavendra Sial	8-K	001-40978	10.1	August 31, 2022
10.26†	Offer Letter, dated August 14, 2023, between Fluence Energy, Inc. and Michelle Philpot	8-K	001-40978	10.1	August 18, 2023
10.27†	Offer Letter, dated August 8, 2022, between Fluence Energy, Inc. and Krishna Vanka	10-K	001-40978	10.28	November 29, 2023
10.28†	Transition Services Agreement, executed January 19, 2024, by and between Fluence Energy, LLC and Krishna Vanka	10-Q	001-40978	10.2	February 8, 2024
10.29†	Offer Letter, dated July 6, 2023, between Fluence Energy, Inc. and Peter Williams	10-K	001-40978	10.29	November 29, 2023
10.30†	Offer Letter, dated November 16, 2023, between Fluence Energy, Inc. and Ahmed Pasha	8-K	001-40978	10.1	November 16, 2023
10.31†	Offer Letter, between Fluence Energy, LLC and John Zahurancik	10-K	001-40978	10.31	November 29, 2024
10.32†	Fluence Energy, Inc. Executive Severance Plan	8-K	001-40978	10.1	February 10, 2022
10.33†	Revised Non-Employee Independent Director Compensation Policy (effective October 1, 2024)	10-Q	001-40978	10.1	August 7, 2024
10.34	Form of Indemnification Agreement	S-1/A	333-259839	10.13	October 19, 2021

		Incorporated by Reference
10.35	Syndicated Facility Agreement, dated as of November 22, 2023, among Fluence Energy, LLC as the Parent Borrower, the other borrowers party thereto, Fluence Energy, Inc., as the Parent, the other guarantors party thereto, the lenders party thereto, and Barclays Bank PLC, as Administrative Agent.	8-K	001-40978	10.1	November 27, 2023
10.36	Master Assignment and Assumption and Issuing Bank Joinder dated as of December 15, 2023 to the Syndicated Facility Agreement, dated as of November 22, 2023, among Fluence Energy, LLC as the Parent Borrower, the other borrowers party thereto, Fluence Energy, Inc., as the Parent, the other guarantors party thereto, the lenders party thereto, and Barclays Bank PLC, as Administrative Agent.	10-Q	001-40978	10.1	February 8, 2024
10.37	Amendment No. 1, dated April 8, 2024, to the Syndicated Facility Agreement, dated as of November 22, 2023, among Fluence Energy, LLC as the Parent Borrower, the other borrowers party thereto, Fluence Energy, Inc., as the Parent, the other guarantors party thereto, the lenders party thereto, and Barclays Bank PLC, as Administrative Agent.	10-Q	001-40978	10.2	May 9, 2024
10.38	Amendment No. 2, dated May 8, 2024, to the Syndicated Facility Agreement, dated as of November 22, 2023, among Fluence Energy, LLC as the Parent Borrower, the other borrowers party thereto, Fluence Energy, Inc., as the Parent, the other guarantors party thereto, the lenders party thereto, and Barclays Bank PLC, as Administrative Agent.	10-Q	001-40978	10.3	May 9, 2024
10.39	Amendment Number Three to Syndicated Facility Agreement, dated as of August 6, 2024, by and among Fluence Energy, Inc., Fluence Energy, LLC, Fluence Energy Global Production Operation, LLC, the other guarantors party thereto, the parties thereto identified as “Exiting Lenders”, the parties thereto identified as “Existing Lenders”, the parties thereto identified as “New Lenders”, Barclays Bank PLC, in its capacity as resigning administrative agent, and Citibank, N.A., in its capacity as successor administrative agent.	10-Q	001-40978	10.2	August 7, 2024
10.40	Master Receivables Purchase Agreement by and among Fluence Energy, LLC and any other seller from time to time party thereto, as sellers and servicers, and Credit Agricole Corporate and Investment Bank, dated February 27, 2024.	10-Q	001-40978	10.1	May 9, 2024
10.41	Amended and Restated Credit Support and Reimbursement Agreement, dated June 9, 2021, by and among Fluence Energy, LLC, The AES Corporation and Siemens Industry, Inc.	S-1	333-259839	10.15	September 28, 2021
10.42	Assignment of Rights, dated April 6, 2021, by and among Siemens Aktiengesellschaft and Fluence Energy, LLC	S-1	333-259839	10.16	September 28, 2021
10.43	Amended and Restated Siemens License Agreement, dated June 9, 2021, by and between Fluence Energy, LLC and Siemens Aktiengesellschaft	S-1/A	333-259839	10.17	October 19, 2021
10.44	Amended and Restated Siemens Industry License Agreement, dated as of June 9, 2021, by and between Siemens Industry, Inc. and Fluence Energy, LLC	S-1/A	333-259839	10.18	October 19, 2021
10.45	Intellectual Property Assignment, dated September 9, 2021, amongst The AES Corporation and Fluence Energy, LLC	S-1/A	333-259839	10.19	October 19, 2021
10.46	License Agreement, dated September 9, 2021, by and between Fluence Energy, LLC and The AES Corporation	S-1/A	333-259839	10.20	October 19, 2021
10.47	Amended and Restated Equipment and Services Purchase Agreement, dated October 27, 2021, by and among Siemens Industry, Inc. and Fluence Energy, LLC.	10-K	001-40978	10.21	December 14, 2021

		Incorporated by Reference
10.48	Amended and Restated Storage Core Frame Purchase Agreement, dated October 27, 2021, by and among AES Grid Stability, LLC and Fluence Energy, LLC.	10-K	001-40978	10.22	December 14, 2021
10.49	Amended and Restated Storage Core Frame Purchase Agreement, dated October 27, 2021, by and among Siemens Industry, Inc. and Fluence Energy, LLC.	10-K	001-40978	10.23	December 14, 2021
10.50	Amended and Restated Trademark Agreement, dated October 27, 2021, by and among Fluence Energy, LLC and AES Grid Stability, LLC.	10-K	001-40978	10.24	December 14, 2021
10.51	Amended and Restated Trademark Agreement, dated October 27, 2021, by and among Fluence Energy, LLC and Siemens Aktiengesellschaft	10-K	001-40978	10.25	December 14, 2021
10.52	Amended and Restated Master Sales Cooperation Agreement, dated October 27, 2021, by and among Fluence Energy, LLC and Siemens Industry, Inc.	10-K	001-40978	10.26	December 14, 2021
10.53	Amended and Restated Cooperation Agreement, dated October 27, 2021, by and among Fluence Energy, LLC and The AES Corporation	10-K	001-40978	10.27	December 14, 2021
10.54	Global Paying Services Agreement between Fluence Energy, LLC as the borrower, and Citibank, N.A.	S-1/A	333-259839	10.30	October 19, 2021
19.1	Insider Trading Compliance Policy	10-K	001-40978	19.1	November 29, 2024
21.1	List of Subsidiaries of Fluence Energy, Inc.	10-K	001-40978	21.1	November 29, 2024
23.1	Consent of Ernst & Young LLP	10-K	001-40978	23.1	November 29, 2024
24.1	Powers of Attorney	10-K	001-40978	24.1	November 29, 2024
31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-40978	32.1	November 29, 2024
31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-40978	32.2	November 29, 2024
31.3*

Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*

Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-40978	32.1	November 29, 2024
32.2**	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-40978	32.2	November 29, 2024
97.1	Fluence Energy, Inc. Policy for Recovery of Erroneously Awarded Compensation	10-K	001-40978	97.1	November 29, 2023

Incorporated by Reference
101.INS*	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

† Indicates a management or compensatory plan or arrangement.

* Filed herewith.

** Furnished as an exhibit to the Original Form 10-K.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 17, 2025

Fluence Energy, Inc.

By:	/s/ Julian Nebreda
Julian Nebreda
Chief Executive Officer and
President (Principal Executive
Officer)