Form 10-Q
period 2025-03-31
Fluence Energy, Inc.
filed 2025-05-08
CIK 1868941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of May 6, 2025, the registrant had 130,718,873 shares of Class A common stock outstanding and 51,499,195 shares of Class B-1 common stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 (this “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Report are forward-looking statements. In particular, statements regarding our future results of operations and financial position, operational performance, business, growth, and innovation strategy, our ability to differentiate our product and optimize our cost structure, liquidity and access to capital and cash flows, the timing of future revenue recognition and estimated revenues, future capital expenditures and debt service obligations, statements regarding expected growth and demand for our energy storage solutions, services, and digital application offerings and the industry generally, relationships with new and existing customers and suppliers, introduction of new energy storage solutions, services, and digital application offerings and adoption of such offerings by customers, new products and solutions and product innovation and impacts on the Company and our customers, domestic content strategy, including our ability to ramp up domestic content production, potential impacts from competitive pressures, assumptions relating to the Company’s tax receivable agreement, expectations relating to backlog, pipeline, contracted backlog, and order intake, current expectations relating to legal proceedings, expected impacts and benefits from the Inflation Reduction Act of 2022 (the “IRA”) and related domestic content guidelines on us and our customers, potential or estimated impact of tariffs and uncertainty around U.S. and foreign trade policy on the Company, our suppliers, and our customers, regulatory and policy changes, and projected costs, beliefs, assumptions, prospects, plans, and objectives of management, are forward-looking statements. In some cases, you may identify forward-looking statements by terms such as “may,” “possible,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “seeks,” “intends,” “targets,” “projects,” “contemplates,” “grows,” “believes,” “estimates,” “predicts,” “potential,” “commits,” “would,” or “continue” or the negative of these terms or other similar expressions. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
These forward-looking statements are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including, but not limited to, our relatively limited operating and revenue history as an independent entity and the nascent clean energy industry; anticipated increasing expenses in the future, and our ability to maintain prolonged profitability; fluctuations of our order intake and results of operations across fiscal periods; potential difficulties in maintaining manufacturing capacity and establishing expected mass manufacturing capacity in the future; risks relating to delays, disruptions, and quality control problems in our manufacturing operations; risks relating to quality and quantity of components provided by suppliers; risks relating to our status as a relatively low-volume purchaser as well as from supplier concentration and limited supplier capacity; risks relating to operating as a global company with a global supply chain; changes in the cost and availability of raw materials and underlying components; failure by manufacturers, vendors, and suppliers to use ethical business practices and comply with applicable laws and regulations; significant reduction in pricing or order volume or loss of one or more of our significant customers or their inability to perform under their contracts; risks relating to competition for our offerings and our ability to attract new customers and retain existing customers; ability to maintain and enhance our reputation and brand recognition; ability to effectively manage our recent and future growth and expansion of our business and operations; our growth depends in part on the success of our relationships with third parties; ability to attract and retain highly qualified personnel; risks associated with engineering and construction, utility interconnection, commissioning and installation of our energy storage solutions and products, cost overruns, and delays; risks relating to lengthy sales and installation cycle for our energy storage solutions; risks related to defects, errors, vulnerabilities and/or bugs in our products and technology; risks relating to estimation uncertainty related to our product warranties; fluctuations in currency exchange rates; risks related to our current and planned foreign operations; amounts included in our pipeline and contracted backlog may not result in actual revenue or translate into profits; risks related to acquisitions we have made or that we may pursue; events and incidents relating to storage, delivery, installation, operation, maintenance and shutdowns of our products; risks relating to our impacts to our customer relationships due to events and incidents during the project lifecycle of an energy storage solution; actual or threatened health epidemics, pandemics or similar public health threats; ability to obtain financial assurances for our projects; risks relating to whether renewable energy technologies are suitable for widespread adoption or if sufficient demand for our offerings do not develop or takes longer to develop than we anticipate; estimates on size of our total addressable market; barriers arising from current electric utility industry policies and regulations and any subsequent changes; risks relating to the cost of electricity available from alternative sources; macroeconomic uncertainty and market conditions; risk relating to interest rates or a reduction in the availability of tax equity or project debt capital in the global financial markets and corresponding effects on customers’ ability to finance energy storage systems and demand for our energy storage solutions; reduction, elimination, modification, expiration, or determination of inapplicability of government incentives or regulations relating to or mandating or encouraging use of renewable energy and/or energy storage; decline in public acceptance of renewable energy, or delay, prevent, or increase in the cost of customer projects; severe weather events; increased attention to ESG matters; restrictions set forth in our current credit agreement and future debt agreements; uncertain ability to raise additional capital to execute on business opportunities; risks related to our 2030 Convertible Senior Notes (as defined herein); our ability to obtain, maintain and enforce proper protection for our intellectual property, including our technology; threat of lawsuits by third parties alleging intellectual property violations; adequate protection for our trademarks and trade names; ability to enforce our intellectual property rights; risks relating to our patent portfolio; ability to effectively protect data integrity of our technology infrastructure and other business systems; use of open-source software; failure to comply with third party license or technology agreements; inability to license rights to use technologies on reasonable terms; risks relating to compromises, interruptions, or shutdowns of our systems; changes in the global trade environment, including imposition of new tariffs, changes to existing tariffs, and related economic uncertainty; potential changes in tax laws or regulations; risks relating to environmental, health, and safety laws and potential obligations, liabilities and costs thereunder; failure to comply with data privacy and data security laws, regulations and industry standards; risks relating to potential future legal proceedings, regulatory disputes, and governmental inquiries; risks related to ownership of our Class A common stock; risks related to us being a “controlled company” within the meaning of the NASDAQ rules; risks relating to the terms of our amended and restated certificate of incorporation and amended and restated bylaws; risks relating to our relationship with our Founders (as defined herein) and our continuing equity owners; risks relating to conflicts of interest by our officers and directors due to positions with continuing equity owners; risks related to short-seller activists; we depend on distributions from Fluence Energy, LLC to pay our taxes and expenses and Fluence Energy, LLC’s ability to make such distributions may be limited or restricted in certain scenarios; risks arising out of the Tax Receivable Agreement (as defined herein); unanticipated changes in effective tax rates or adverse outcomes resulting from examination of tax returns; risks relating to improper and ineffective internal control over reporting to comply with Sarbanes-Oxley Act; risks relating to changes in accounting principles or their applicability to us; risks relating to estimates or judgments relating to our critical accounting policies; and the factors described under the headings Part I, Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 29, 2024 (the “2024 Annual Report”), Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2024, and Part II, Item 1A. “Risk Factors” and Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Many of the important factors that will determine these results are beyond our ability to control or predict. Accordingly, you should not place undue reliance on any such forward-looking statements. We qualify all forward-looking statements contained in this Report by these cautionary statements. Any forward-looking statement speaks only as of the date on which it is made, and, except as otherwise required by law, we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Part I - Financial Information
Item 1. Financial Statements
FLUENCE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars in Thousands, except share and per share amounts)

	Unaudited
	March 31, 2025	September 30, 2024
Assets
Current assets:
Cash and cash equivalents	$568,622	$448,685
Restricted cash	18,724	46,089
Trade receivables, net	148,964	216,458
Unbilled receivables	112,994	172,115
Receivables from related parties	233,837	362,523
Advances to suppliers	181,189	174,532
Inventory, net	698,277	182,601
Current portion of notes receivable - pledged as collateral	—	30,921
Other current assets	68,714	46,519
Total current assets	2,031,321	1,680,443
Non-current assets:
Property and equipment, net	$19,914	$15,350
Intangible assets, net	59,428	60,002
Goodwill	26,603	27,482
Deferred income tax asset	7,621	8,880
Other non-current assets	128,259	110,031
Total non-current assets	241,825	221,745
Total assets	$2,273,146	$1,902,188
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$232,932	$436,744
Deferred revenue	648,090	274,499
Deferred revenue with related parties	34,774	38,162
Current portion of borrowings against note receivable - pledged as collateral	—	30,360
Personnel related liabilities	25,848	58,584
Accruals and provisions	376,694	338,311
Taxes payable	13,255	57,929
Other current liabilities	13,883	24,246
Total current liabilities	1,345,476	1,258,835
Non-current liabilities:
Deferred income tax liability	$6,860	$7,114
Convertible senior notes, net	389,912	—
Other non-current liabilities	31,835	29,100
Total non-current liabilities	428,607	36,214
Total liabilities	1,774,083	1,295,049
Stockholders’ Equity:
Preferred stock, $0.00001 per share, 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2025 and September 30, 2024	—	—
Class A common stock, $0.00001 par value per share, 1,200,000,000 shares authorized; 131,267,196 shares issued and 130,451,861 shares outstanding as of March 31, 2025; 130,207,845 shares issued and 129,421,797 shares outstanding as of September 30, 2024, respectively	1	1
Class B-1 common stock, $0.00001 par value per share, 134,325,805 shares authorized; 51,499,195 shares issued and outstanding as of March 31, 2025; 134,325,805 shares authorized; 51,499,195 shares issued and outstanding as of September 30, 2024	—	—
Class B-2 common stock, $0.00001 par value per share, 200,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2025 and September 30, 2024	—	—
Treasury stock, at cost	(9,950)	(9,460)
Additional paid-in capital	615,996	634,851
Accumulated other comprehensive income (loss)	6,083	(1,840)
Accumulated deficit	(223,960)	(151,448)
Total stockholders’ equity attributable to Fluence Energy, Inc.	388,170	472,104
Non-Controlling interests	110,893	135,035
Total stockholders’ equity	499,063	607,139
Total liabilities and stockholders’ equity	$2,273,146	$1,902,188
The accompanying notes are an integral part of these condensed consolidated statements.

FLUENCE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(U.S. Dollars in Thousands, except share and per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Revenue	$264,407	$280,652	$380,606	$528,034
Revenue from related parties	167,211	342,489	237,800	459,063
Total revenue	431,618	623,141	618,406	987,097
Cost of goods and services	389,036	558,961	554,623	886,531
Gross profit	42,582	64,180	63,783	100,566
Operating expenses:
Research and development	22,119	17,427	39,314	32,867
Sales and marketing	21,189	15,792	39,391	26,498
General and administrative	41,412	44,067	78,119	81,795
Depreciation and amortization	2,943	2,482	5,758	4,965
Interest expense (income), net	391	(1,261)	(350)	(3,254)
Other (income) expense, net	(1,547)	215	4,204	(972)
Loss before income taxes	(43,925)	(14,542)	(102,653)	(41,333)
Income tax benefit	(1,993)	(1,666)	(3,708)	(2,901)
Net loss	$(41,932)	$(12,876)	$(98,945)	$(38,432)
Net loss attributable to non-controlling interest	$(10,886)	$(3,707)	$(26,433)	$(12,520)
Net loss attributable to Fluence Energy, Inc.	$(31,046)	$(9,169)	$(72,512)	$(25,912)

Weighted average number of Class A common shares outstanding:
Basic	129,985,932	126,843,301	129,731,535	123,962,636
Diluted	129,985,932	126,843,301	129,731,535	123,962,636
Loss per share of Class A common stock:
Basic	$(0.24)	$(0.07)	$(0.56)	$(0.21)
Diluted	$(0.24)	$(0.07)	$(0.56)	$(0.21)
The accompanying notes are an integral part of these condensed consolidated statements.

FLUENCE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(U.S. Dollars in Thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Net loss	$(41,932)	$(12,876)	$(98,945)	$(38,432)

Gain (loss) on foreign currency translation, net of tax	8,674	(3,132)	3,363	(1,328)
(Loss) gain on cash flow hedges, net of tax	(494)	1,529	7,699	1,360
Total other comprehensive income gain (loss)	8,180	(1,603)	11,062	32
Total comprehensive loss	$(33,752)	$(14,479)	$(87,883)	$(38,400)
Comprehensive loss attributable to non-controlling interest	$(8,567)	$(4,170)	$(23,294)	$(12,527)
Total comprehensive loss attributable to Fluence Energy, Inc.	$(25,185)	$(10,309)	$(64,589)	$(25,873)
The accompanying notes are an integral part of these condensed consolidated statements.

FLUENCE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(U.S. Dollars in Thousands, except Shares)

	Class A Common Stock		Class B-1 Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Non-Controlling interest	Total stockholders’ equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at December 31, 2024	129,929,023	$1	51,499,195	—	$611,982	$(192,914)	$222	809,423	$(9,856)	$119,865	$529,300
Net loss	—	—	—	—	—	(31,046)	—	—	—	(10,886)	(41,932)
Stock-based compensation	194,744	—	—	—	3,826	—	—	—	—	—	3,826
Class A common stock withheld related to settlement of employee taxes for stock-based compensation awards	(5,912)	—	—	—	—	—	—	5,912	(94)	—	(94)
Effect of remeasurement of non-controlling interest due to other share transactions	—	—	—	—	405	—	—	—	—	(405)	—
Proceeds from exercise of stock options	334,006	—	—	—	818	—	—	—	—	—	818
Distribution to AES Grid Stability	—	—	—	—	(1,035)	—	—	—	—	—	(1,035)
Gain on foreign currency translation, net of tax	—	—	—	—	—	—	6,215	—	—	2,459	8,674
Loss on cash flow hedges, net of tax	—	—	—	—	—	—	(354)	—	—	(140)	(494)
Balance at March 31, 2025	130,451,861	$1	51,499,195	—	$615,996	$(223,960)	$6,083	815,335	$(9,950)	$110,893	$499,063

	Class A Common Stock		Class B-1 Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Non-Controlling interest	Total stockholders’ equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at September 30, 2024	129,421,797	$1	51,499,195	—	$634,851	$(151,448)	$(1,840)	786,048	$(9,460)	$135,035	$607,139
Net loss	—	—	—	—	—	(72,512)	—	—	—	(26,433)	(98,945)
Stock-based compensation	553,330	—	—	—	9,092	—	—	—	—	—	9,092
Class A common stock withheld related to settlement of employee taxes for stock-based compensation awards	(29,287)	—	—	—	—	—	—	29,287	(490)	—	(490)
Effect of remeasurement of non-controlling interest due to other share transactions	—	—	—	—	848	—	—	—	—	(848)	—
Proceeds from exercise of stock options	506,021	—	—	—	1,240	—	—	—	—	—	1,240
Purchases of Capped Calls related to 2023 Convertible Senior Notes	—	—	—	—	(29,000)	—	—	—	—	—	(29,000)
Distribution to AES Grid Stability	—	—	—	—	(1,035)	—	—	—	—	—	(1,035)
Gain on foreign currency translation, net of tax	—	—	—	—	—	—	2,415	—	—	948	3,363
Gain on cash flow hedges, net of tax	—	—	—	—	—	—	5,508	—	—	2,191	7,699
Balance at March 31, 2025	130,451,861	$1	51,499,195	—	$615,996	$(223,960)	$6,083	815,335	$(9,950)	$110,893	$499,063

	Class A Common Stock		Class B-1 Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Non-Controlling interest	Total stockholders’ equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at December 30, 2023	126,967,942	1	51,499,195	—	610,230	(190,907)	4,382	689,974	(7,797)	123,246	539,155
Net loss						(9,169)				(3,707)	(12,876)
Stock-based compensation	205,863	—			6,616						6,616
Class A common stock withheld related to settlement of employee taxes for stock-based compensation awards	(4,449)	—						4,449	(88)		(88)
Effect of remeasurement of non-controlling interest due to other share transactions	—				415					(415)	—
Proceeds from exercise of stock options	218,182	—			532						532
Loss on foreign currency translation, net of tax							(2,229)			(903)	(3,132)
Gain on cash flow hedges, net of tax	—	—	—	—	—	—	1,088	—	—	441	1,529
Balance at March 31, 2024	127,387,538	$1	51,499,195	$—	$617,793	$(200,076)	$3,241	694,423	$(7,885)	$118,662	$531,736

	Class A Common Stock		Class B-1 Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Non-Controlling interest	Total stockholders’ equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at September 30, 2023	118,903,435	1	58,586,695	—	581,104	(174,164)	3,202	689,974	(7,797)	153,984	556,330
Net loss						(25,912)				(12,520)	(38,432)
Stock-based compensation	375,663	—			12,246						12,246
Effect of AES Grid Stability redemption of Class B-1 common stock for Class A common stock	7,087,500		(7,087,500)		21,428					(21,428)	—
Class A common stock withheld related to settlement of employee taxes for stock-based compensation awards	(4,449)	—						4,449	(88)		(88)
Effect of remeasurement of non-controlling interest due to other share transactions	354,134				1,367					(1,367)	—
Proceeds from exercise of stock options	671,255	—			1,648						1,648
Gain (loss) on foreign currency translation, net of tax	—						(931)			(397)	(1,328)
Gain on cash flow hedges, net of tax	—	—	—	—	—	—	970	—	—	390	1,360
Balance at March 31, 2024	127,387,538	$1	51,499,195	$—	$617,793	$(200,076)	$3,241	694,423	$(7,885)	$118,662	$531,736

The accompanying notes are an integral part of these condensed consolidated statements.

FLUENCE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(U.S. Dollars in Thousands)

	Six Months Ended March 31,
	2025	2024
Operating activities
Net loss	$(98,945)	$(38,432)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	10,674	5,971
Amortization of debt issuance costs	1,944	1,037
Inventory provision	(474)	13,970
Stock-based compensation	9,092	12,266
Deferred income taxes	445	295
Changes in operating assets and liabilities:
Trade receivables, net	61,910	9,753
Unbilled receivables	56,559	59,869
Receivables from related parties	128,670	1,941
Advances to suppliers	(9,320)	(36,504)
Inventory	(520,237)	(96,382)
Other current assets	3,150	(47,890)
Other non-current assets	(22,662)	14,337
Accounts payable	(202,860)	182,569
Deferred revenue with related parties	(3,376)	(63,607)
Deferred revenue	383,120	114,568
Accruals and provisions	40,728	(11,449)
Taxes payable	(38,916)	(9,646)
Other current liabilities	(64,337)	4,942
Other non-current liabilities	7,419	(27,360)
Net cash (used in) provided by operating activities	(257,416)	90,248
Investing activities
Capital expenditures on software	(6,298)	(5,018)
Purchase of property and equipment	(6,462)	(2,473)
Net cash used in investing activities	(12,760)	(7,491)
Financing activities
Class A common stock withheld related to settlement of employee taxes for stock-based compensation awards	(490)	(88)
Proceeds from issuance of 2030 Convertible Senior Notes	400,000	—
Purchases of Capped Calls related to 2030 Convertible Senior Notes	(29,000)	—
Payment for debt issuance costs on 2030 Convertible Senior Notes	(10,622)	—
Payment for debt issuance costs on revolving facilities	(980)	(4,299)
Payments for acquisitions	—	(3,892)
Proceeds from exercise of stock options	1,240	1,648
Distribution to AES Grid Stability	(1,035)	—
Net cash provided by (used in) financing activities	359,113	(6,631)
Effect of exchange rate changes on cash and cash equivalents	2,372	2,625
Net increase in cash, cash equivalents, and restricted cash	91,309	78,751
Cash, cash equivalents, and restricted cash as of the beginning of the period	518,706	462,731
Cash, cash equivalents, and restricted cash as of the end of the period	$610,015	$541,482
Supplemental Cash Flows Information
Interest paid	$2,070	$1,098
Cash paid for income taxes	$10,997	$1,309
The accompanying notes are an integral part of these condensed consolidated statements.

FLUENCE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.    Organization and Operations
Fluence Energy, Inc., a Delaware corporation (the “Company”), was formed on June 21, 2021. We conduct our business operations through Fluence Energy, LLC, and its direct and indirect subsidiaries. Fluence Energy, LLC was formed on June 30, 2017 as a joint venture between Siemens Industry, Inc. (“Siemens Industry”), an indirect subsidiary of Siemens AG (“Siemens”), and AES Grid Stability, LLC (“AES Grid Stability”), an indirect subsidiary of The AES Corporation (“AES”), and commenced operations on January 1, 2018. We refer to Siemens Industry and AES Grid Stability as the “Founders” in this Quarterly Report on Form 10-Q for the period ended March 31, 2025 (this “Report”).
Fluence Energy, Inc. is a holding company whose sole material assets are the limited liability company interests (the “LLC Interests”) in Fluence Energy, LLC. All of our business is conducted through Fluence Energy, LLC, together with its subsidiaries, and the financial results of Fluence Energy, LLC are consolidated in our financial statements. Fluence Energy, LLC is taxed as a partnership for federal income tax purposes and, as a result, its members, including Fluence Energy, Inc., pay income taxes with respect to their allocable shares of its net taxable income. As of March 31, 2025, Fluence Energy, LLC had subsidiaries operating in Germany, Australia, Philippines, Chile, the Netherlands, the United States, India, Singapore, United Kingdom, Canada, Taiwan, Ireland, Japan, and Switzerland. Except where the context clearly indicates otherwise, “Fluence,” “we,” “us,” “our,” or the “Company” refers to Fluence Energy, Inc. and all of its direct and indirect subsidiaries, including Fluence Energy, LLC.
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
Secondary Offering and AES Redemption
On December 8, 2023, AES Grid Stability, Siemens Pension-Trust e.V. (“Siemens Pension Trust”), and Qatar Holding LLC (“QHL” and together with AES Grid Stability and Siemens Pension Trust in such context, the “Selling Stockholders”) closed an underwritten public offering (the “Offering”) of 18,000,000 shares of Class A common stock, par value $0.00001 per share of Fluence Energy, Inc. (the “Class A common stock”). The Company did not sell any of its shares of Class A common stock in the Offering and the Company did not receive any proceeds from the Offering. Pursuant to the terms of the Company’s Registration Rights Agreement, dated as of November 1, 2021, by and among the Company and the Original Equity Owners (as defined therein), the Company paid $0.7 million in certain expenses of the Selling Stockholders related to the Offering, while the Selling Stockholders paid all applicable underwriting discounts and commissions.
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
The AES Redemption increased the beneficial ownership interest of the Company in Fluence Energy, LLC to 71.12% as of December 8, 2023. The impact of the change in ownership interest did not result in a change in control. The AES Redemption has been accounted for as an equity transaction and the carrying amount of the non-controlling interest has been adjusted. Refer to condensed consolidated statements of changes in stockholders’ equity included herein for more information on the impacts of the redemption to stockholder’s equity.

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
Non-Controlling Interest
As the sole managing member of Fluence Energy, LLC, Fluence Energy, Inc. operates and controls all the business and affairs of Fluence Energy, LLC and, through Fluence Energy, LLC and its direct and indirect subsidiaries, conducts the Company’s business. Fluence Energy, LLC is a variable interest entity, of which Fluence Energy, Inc. beneficially owns a 71.70% interest as of March 31, 2025. For accounting purposes, Fluence Energy, Inc. is considered the primary beneficiary and therefore consolidates the results of Fluence Energy, LLC and its direct and indirect subsidiaries. The table below summarizes the ownership structure at the end of each respective period:

	March 31, 2025	September 30, 2024
Controlling Interest Ownership	71.70%	71.53%
Non-Controlling Interest Ownership (AES)	28.30%	28.47%
Unaudited Interim Financial Information
The accompanying condensed consolidated financial statements as of March 31, 2025, and for the three and six months ended March 31, 2025 and 2024 are unaudited. These financial statements should be read in conjunction with the Company’s audited financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2024 filed with the SEC on November 29, 2024 (the “2024 Annual Report”). In our opinion, such unaudited financial statements reflect all adjustments, including normal recurring items, that are necessary for the fair statement of the Company’s financial position as of March 31, 2025, the results of its operations for the three and six months ended March 31, 2025 and 2024, and its cash flows for the six months ended March 31, 2025 and 2024. The financial data and other information disclosed in these notes related to the three and six months ended March 31, 2025 and 2024 are also unaudited. The results for the three and six months ended March 31, 2025 and 2024 are not necessarily indicative of results for the full year ending September 30, 2025 and 2024, any other interim periods, or any future year or period. The balance sheet as of September 30, 2024 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted in the interim financial statements.
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
Cash restricted for use as a result of financing or other obligations is classified separately as restricted cash. If the purpose of restricted cash relates to acquiring a long-term asset, liquidating a long-term liability, or is otherwise unavailable for a period longer than one year from the balance sheet date, the restricted cash is included in “other non-current assets.” Otherwise, restricted cash is included as a separate line item on the Company’s condensed consolidated balance sheets.

The Company typically retains cash for operations within one or more bank accounts. Our U.S. bank accounts may hold cash in excess of the FDIC limit of $250,000. As a result, we are subject to concentration risk associated with the underlying custodial banks with whom deposits of cash and cash equivalents in excess of the FDIC limits are held. If access to these accounts is delayed or suspended indefinitely, it could have a material adverse impact on the Company’s ability to meet its financial obligations required for operations.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash at the end of each respective period as shown in the Company’s condensed consolidated balance sheets.

in thousands	March 31, 2025	September 30, 2024
Cash and cash equivalents	$568,622	$448,685
Restricted cash	18,724	46,089
Restricted cash included in “Other non-current assets”	22,669	23,932
Total cash, cash equivalents and restricted cash	$610,015	$518,706
Restricted cash at the end of each respective period consisted of the following:

in thousands	March 31, 2025	September 30, 2024
Collateral for credit card program	$1,613	$2,757
Collateral for outstanding bank guarantees	7,272	31,360
Collateral for surety program	9,764	9,551
Term deposits	75	2,421
Collateral for surety program included in “Other non-current assets”	22,669	23,932
Total restricted cash	$41,393	$70,021
Revenue and Cost Recognition
The Company’s revenue recognition policy included herein is based on the application of Accounting Standards Codification - Revenue from Contracts with Customers (ASC 606). As of March 31, 2025, the Company’s revenue was generated primarily from the sale of energy storage products and solutions, providing operational services, and the sale of digital applications and solutions.
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
Our contracts generally provide our customers the right to liquidated damages (“LDs”) against Fluence in the event specified milestones are not met on time or equipment is not delivered according to contract specifications. Liquidated damages are accounted for as variable consideration and the contract price is reduced by the expected LD amount when recognizing revenue. The existence and measurement of LDs may also be impacted by our judgments about the probability of favorable outcomes of customer disputes involving whether certain events qualify as force majeure or the reason for the events that caused project delays. Variable consideration for LDs is estimated using the expected value method. As of March 31, 2025 and September 30, 2024, transaction prices have been reduced to reflect estimates of variable consideration primarily related to LDs of $79.7 million and $78.4 million, respectively.
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
Some of the agreements also provide a commitment to perform augmentation activities which would typically be represented by installation of additional batteries, and other components as needed, to compensate for partially lost capacity due to degradation of batteries over time. The obligation to perform augmentation activities can take the form of either maintaining battery capacity above a given threshold for a stated term while others provide a fixed number of augmentations over a contract term. Augmentation arrangements that require us to maintain battery capacity above an established threshold for a given term may be considered service-type warranties depending on the contract terms. These represent a stand-ready obligation in which the customer benefits evenly overtime, of which we recognize revenue for these arrangements using a straight-line recognition method. Alternatively, augmentation arrangements that require us to perform a fixed number of augmentations over a contract term follow the percentage of completion revenue recognition method. Since these arrangements require a fixed number of augmentations we must perform, we use the pattern of cost as a proxy to identify when our obligations are satisfied and to recognize revenue.
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
Loss Contracts: A contract becomes a loss contract when its estimated total costs are expected to exceed its total revenue. The Company accrues the full loss expected in the period a loss contract is identified in “Current liabilities — Accruals and provisions” and “Cost of goods and services” on the Company’s condensed consolidated balance sheets and condensed consolidated statements of operations, respectively.
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
Internal-use software development costs are capitalized during the application development stage in accordance with ASC 350-40, Internal-Use Software. These capitalized costs are reflected in “Intangible assets, net” on the condensed consolidated balance sheets and are amortized over the estimated useful life of the software. Our internal-use software relates to our (i) SaaS customer offerings and is amortized to “Cost of goods and services” and (ii) internally developed solutions and are amortized to “Depreciation and amortization.” The useful life of our internal-use software development costs is generally 3 to 5 years.
During the six months ended March 31, 2025 and March 31, 2024, the Company capitalized $4.0 million and $4.0 million, respectively, of internal-use software.

Software development costs associated with hosting arrangements are capitalized during the application development stage. These are generally cloud-computing arrangements that are service contracts. The capitalized costs are reflected in “Other non-current assets” on the condensed consolidated balance sheets and are amortized to “General and administrative” once ready for intended use over the estimated useful life of the hosted software. The useful life of our software development costs associated with hosting arrangements is generally the period the Company expects to benefit from its right to access the hosted software plus consideration for any renewal or cancellation periods, which is generally 5 to 7 years.
During the six months ended March 31, 2025 and March 31, 2024, the Company capitalized $11.7 million and $13.0 million, respectively, of software development costs related to hosting arrangements.
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
During the six months ended March 31, 2025 and March 31, 2024, the Company capitalized $2.0 million and $1.0 million, respectively, of external-use software to be sold.
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
The Company estimates the fair value of its 2030 Convertible Senior Notes (defined below) using commonly accepted valuation methodologies and market-based risk measurements that are directly observable, such as unadjusted quoted prices in markets that are not active (Level 2). Refer to “Note 12 – Convertible Senior Notes, Net” for further details.

Derivatives and Hedging
The Company records all derivatives at their gross fair values on the condensed consolidated balance sheets. The accounting for the gains or losses resulting from changes in the fair value of derivatives depends on the intended use of the derivatives, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting.
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
In connection with the issuance of the 2030 Convertible Senior Notes, the Company entered into privately negotiated capped call transactions with certain counterparties. The capped call transactions are generally expected to offset the potential dilution to the Company’s Class A common stock upon any conversion of the 2030 Convertible Senior Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted notes, with such reduction and/or offset subject to a cap. Refer to “Note 12 – Convertible Senior Notes, Net” for further details.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation. Accounts payable with related parties of $3.9 million, Accruals with related parties of $5.1 million, and Other current liabilities with related parties of $3.3 million as of March 31, 2024, were reclassified from “Deferred revenue and payables with related parties” to “Accounts payable,” “Accruals and provisions,” and “Other current liabilities,” respectively, on the condensed consolidated balance sheet (which is not presented in this Report). The reclassification had no impact on the “total current liabilities” for any period presented. Corresponding reclassifications were also reflected on the condensed consolidated statement of cash flows for the six months ended March 31, 2024. The reclassifications had no impact on cash provided by operations for the period presented.

Recent Accounting Standards Adopted
The following table presents accounting standards adopted during the six months ended March 31, 2025.

Standard	Description	Period of Adoption	Effect on the financial statements and other significant matters
Accounting Standards Update (“ASU”) No. 2024-04: Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments	ASU 2024-04 clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion.	As of the three months ended December 31, 2024.	The new standard was early adopted by the Company and applied for the Company’s 2030 Convertible Senior Notes. Refer to “Note 12 – Convertible Senior Notes, Net” for further details. The new standard did not have an impact on the condensed consolidated financial statements.

Recent Accounting Standards Not Yet Adopted
The following table presents accounting standards not yet adopted:

Standard	Description	Required date of adoption	Effect on the financial statements and other significant matters
ASU No. 2023-07: Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	ASU 2023-07 requires disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. The update requires other specified segment items and amounts, such as depreciation, amortization, and depletion expense, to be disclosed under certain circumstances. The amendments in this update do not change or remove those disclosure requirements. The amendments in this update also do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments.	ASU 2023-07 is effective for the Company’s annual report for fiscal year ending September 30, 2025.	The Company is evaluating the impact that this guidance will have on its disclosures. The Company only has one reportable segment.
ASU No. 2023-09: Income Taxes (Topic 740): Improvements to Income Tax Disclosures	ASU 2023-09 adopts certain amendments to improve the effectiveness of income tax disclosures, including jurisdictional information, by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation, and (2) income taxes paid, disaggregated by jurisdiction.	ASU 2023-09 is effective for the Company’s annual report for fiscal year ending September 30, 2026.	The Company is evaluating the impact this guidance will have on income tax disclosures.
SEC Final Rule Release Nos. 33-11275; 34-99678: The Enhancement and Standardization of Climate-Related Disclosures for Investors	SEC Final Rule Release Nos. 33-11275; 34-99678 requires registrants to provide certain climate-related information in their registration statements and annual reports, including climate-related risks that have materially impacted, or are reasonably likely to have a material impact on, its business strategy, results of operations, or financial condition. In addition, certain disclosures related to severe weather events and other natural conditions will be required in registrants’ annual reports.	SEC Final Rule Release Nos. 33-11275; 34-99678 is effective for the Company’s annual report for fiscal year ending September 30, 2026.	The Company is evaluating the impact this guidance will have on climate-related disclosures.
ASU No. 2024-03: Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	ASU 2024-03 requires disclosure of qualitative and quantitative information about certain costs and expenses in the notes to the financial statements on an interim and annual basis. ASU No. 2025-01: Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, was subsequently issued and clarified the effective date of ASU 2024-03.	ASU 2024-03 is effective for the Company’s annual report for fiscal year ending September 30, 2028.	The Company is evaluating the impact this guidance will have on its disclosures.
3.    Loss per Share

As of March 31, 2025, the Company has two classes of common stock outstanding, Class A and Class B-1. Loss per share is calculated and reported under the “two-class” method. The “two-class” method is an earnings allocation method under which loss per share is calculated for each class of common stock considering both distributions declared or accumulated and participation rights in undistributed earnings as if all such loss had been distributed during the period.
Basic loss per share of Class A common stock is computed by dividing net loss attributable to Class A common stockholders by the weighted average number of shares of Class A common stock outstanding during the period. Diluted loss per share of Class A common stock is computed by adjusting the net loss available to Class A common stockholders and the weighted average shares of Class A common stock outstanding to give effect to potentially dilutive securities. Shares of our Class B-1 common stock are not entitled to receive any distributions or dividends. When an LLC Interest of Fluence Energy, LLC is redeemed for cash or Class A common stock by a Founder who holds shares of our Class B-1 common stock, such Founder will be required to surrender a share of Class B-1 common stock, as the case may be, which we will cancel for no consideration. In the event of cash settlement, the Company is required to issue new shares of Class A common stock and use the proceeds from the sale of these newly-issued shares of Class A common stock to fully fund the cash settlement. Therefore, we did not include shares of our Class B-1 common stock in the computation of basic loss per share.
In periods in which we have a loss, diluted loss per share is equal to basic loss per share because the effect of potentially dilutive securities would be antidilutive.
The following table presents the potentially dilutive securities that were excluded from the computation of diluted loss per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Class B-1 common stock	51,499,195	51,499,195	51,499,195	51,499,195
Shares underlying the conversion option in the 2030 Convertible Senior Notes	18,738,880	—	18,738,880	—
Outstanding pre-IPO options issued pursuant to the 2020 Unit Option Plan	2,594,137	4,607,929	2,594,137	4,607,929
Outstanding phantom units	—	256,935	—	256,935
Outstanding restricted stock units (“RSUs”)	2,772,801	2,111,603	2,772,801	2,111,603
Outstanding performance share units (“PSUs”)	982,820	381,226	982,820	381,226
Outstanding non-qualified stock options (“NQSOs”)	474,992	165,521	474,992	165,521
Outstanding restricted stock (“Nispera equity”)	177,067	354,134	177,067	354,134
Basic and diluted loss per share of Class A common stock for the three and six months ended March 31, 2025 and 2024, respectively, have been computed as follows:

	Three Months Ended March 31,
	2025			2024
In thousands, except share and per share amounts	Loss	Shares	$ per Share	Loss	Shares	$ per Share
Basic Loss per Share
Net loss attributable to Fluence Energy, Inc.	$(31,046)	129,985,932	$(0.24)	$(9,169)	126,843,301	$(0.07)
Diluted Loss per Share
Net loss attributable to Fluence Energy, Inc.	$(31,046)	129,985,932	$(0.24)	$(9,169)	126,843,301	$(0.07)

	Six Months Ended March 31,
	2025			2024
In thousands, except share and per share amounts	Loss	Shares	$ per Share	Loss	Shares	$ per Share
Basic Loss per Share
Net loss attributable to Fluence Energy, Inc.	$(72,512)	129,731,535	$(0.56)	$(38,432)	123,962,636	$(0.21)
Diluted Loss per Share
Net loss attributable to Fluence Energy, Inc.	$(72,512)	129,731,535	$(0.56)	$(38,432)	123,962,636	$(0.21)

4.    Revenue from Contracts with Customers
Revenue is primarily derived from sales of our energy storage products and solutions. The following table presents the Company’s revenue disaggregated by product or service type:

In thousands	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Revenue from energy storage products and solutions	$397,331	$613,736	$567,082	$970,678
Revenue from services	32,888	8,066	48,555	13,812
Revenue from digital applications and solutions	1,399	1,339	2,769	2,607
Total	$431,618	$623,141	$618,406	$987,097
The following table presents the Company’s revenue disaggregated by geographical region. Revenues are attributed to regions based on location of customers:

In thousands	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Americas (North, Central, and South America)	$226,296	$533,774	$323,636	$792,991
APAC (Asia Pacific)	75,354	58,208	105,159	140,079
EMEA (Europe, Middle-East, and Africa)	129,968	31,159	189,611	54,027
Total	$431,618	$623,141	$618,406	$987,097
Customer Concentration
For the six months ended March 31, 2025 and 2024, the Company’s top two customers, in the aggregate, accounted for approximately 48% and 72% of total revenue, respectively.
Deferred Revenue
Deferred revenue from related parties is included on the Company’s condensed consolidated balance sheets. The following table provides information about deferred revenue from contracts with customers:

In thousands	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Deferred revenue, beginning of period	$572,735	$382,832	$274,499	$273,164
Additions	273,744	138,571	616,304	265,239
Revenue recognized related to amounts that were included in beginning balance of deferred revenue	(198,389)	(122,764)	(242,713)	(139,764)
Deferred revenue, end of period	$648,090	$398,639	$648,090	$398,639

In thousands	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Deferred revenue from related parties, beginning of period	$33,169	$258,232	$38,162	$110,274
Additions	25,273	21,156	27,622	29,602
Revenue recognized related to amounts that were included in beginning balance of deferred revenue	(23,668)	(232,694)	(31,010)	(93,182)
Deferred revenue from related parties, end of period	$34,774	$46,694	$34,774	$46,694
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
As of March 31, 2025, the Company had $4.9 billion of remaining performance obligations related to contractual commitments, of which, we expect to recognize in revenue approximately 51% in the next 12 months, with the remainder recognized in revenue in periods thereafter.

5.    Inventory, Net
Inventory consisted of the following:

In thousands	March 31, 2025			September 30, 2024
	Cost	Provision	Net	Cost	Provision	Net
Cubes, batteries, and other equipment	$710,442	$(22,081)	$688,361	$200,171	$(25,012)	$175,159
Spare parts	10,126	(210)	9,916	7,572	(130)	7,442
Total	$720,568	$(22,291)	$698,277	$207,743	$(25,142)	$182,601

6.    Other Current Assets
Other current assets consisted of the following amounts:

In thousands	March 31, 2025	September 30, 2024
Taxes recoverable	$17,134	$23,962
Prepaid expenses	22,178	10,370
Prepaid insurance	4,590	2,069
Current portion of recoverable warranty costs from suppliers	5,310	5,013
Other	19,502	5,105
Total	$68,714	$46,519
7.    Intangible Assets, Net
Intangible assets are stated at amortized cost and consisted of the following:

In thousands	March 31, 2025			September 30, 2024
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Patents and licenses	$28,790	$(13,921)	$14,869	$28,765	$(12,950)	$15,815
Developed technology	30,010	(9,071)	20,939	30,842	(7,966)	22,876
Customer relationship	4,382	(2,375)	2,007	4,624	(2,104)	2,520
Trade names/Trademarks	5,291	(4,294)	997	5,329	(3,984)	1,345
Capitalized internal-use software	19,328	(5,164)	14,164	15,562	(3,010)	12,552
Capitalized software to be sold	7,551	(1,099)	6,452	5,584	(690)	4,894
Total	$95,352	$(35,924)	$59,428	$90,706	$(30,704)	$60,002
Intangible assets are amortized over their estimated useful lives on a straight-line basis. Total amortization expense for the three months ended March 31, 2025 and 2024 was $2.9 million and $1.7 million, respectively. The amortization expense for the three months ended March 31, 2025 and 2024 included $1.3 million and $0.6 million for capitalized software, respectively. The amortization expense for the six months ended March 31, 2025 and 2024 was $5.2 million and $3.9 million, respectively. The amortization expense for the six months ended March 31, 2025 and 2024 included $2.6 million and $1.0 million for capitalized software, respectively.
8.    Goodwill
No impairment was recognized for the six months ended March 31, 2025 or 2024. The following table presents the goodwill activity for the six months ended March 31, 2025 and 2024:

In thousands	March 31,
	2025	2024
Goodwill, Beginning of the period	$27,482	$26,020
Foreign currency adjustment	(879)	246
Goodwill, End of the period	$26,603	$26,266

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
The amounts of assets and liabilities and other information for our operating leases are as follows:

In thousands	Balance Sheet Caption	March 31, 2025	September 30, 2024
Assets:
Right of use asset - operating leases	Other non-current assets	$13,572	$8,186

Liabilities:
Current portion of operating lease liabilities	Other current liabilities	$6,714	$3,064
Operating lease liabilities, net of current portion	Other non-current liabilities	7,803	5,492
10.    Accruals and Provisions
Accruals mainly represent milestones not yet invoiced for inventory such as, but not limited to, batteries, cubes, and inverters. Generally, according to master supply agreements between the Company and suppliers of our inventory, vendor invoices are issued according to contracted billing schedules with certain milestones invoiced after delivery, upon full installation and commissioning of the equipment at substantial completion, and final completion project stages. Accruals and provisions consisted of the following:

In thousands	March 31, 2025	September 30, 2024
Accruals	$337,323	$287,566
Accruals with related parties	7,002	6,099
Accruals for software development costs	53	10,903
Provisions for expected project losses	12,990	14,652
Current portion of warranty accrual	19,326	19,091
Total	$376,694	$338,311
11.    Debt
Revolving Credit Facility
On November 1, 2021, the Company entered into a credit agreement for a revolving credit facility (the “Revolver”), by and among Fluence Energy, LLC, as borrower, Fluence Energy, Inc., as parent guarantor, the subsidiary guarantors party thereto, the lenders party thereto, and JP Morgan Chase Bank, N.A., as administrative agent and collateral agent (as amended, the “Revolving Credit Agreement”). The Revolver was secured by a (i) first priority pledge of the equity securities of Fluence Energy, LLC and its subsidiaries and (ii) first priority security interests in, and mortgages on, substantially all tangible and intangible personal property and material fee-owned real property of Fluence Energy, LLC, the parent guarantor, and each subsidiary guarantor party thereto, in each case, subject to customary exceptions and limitations. The aggregate amount of commitments was $200.0 million. The Revolver was originally scheduled to mature on November 1, 2025. The Revolving Credit Agreement was terminated effective November 22, 2023, in conjunction with the entry into the ABL Credit Agreement (as further described below).

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
Asset-Based Lending Facility
On November 22, 2023, the Company entered into an asset-based syndicated credit agreement (the “ABL Credit Agreement”) by and among Fluence Energy, LLC, as parent borrower, Fluence Energy, Inc., as parent, the other borrowers party thereto, the other guarantors party thereto, the lenders party thereto (the “ABL Lenders”), and Barclays Bank PLC, as administrative agent, which was amended by the Master Assignment and Assumption and Issuing Bank Joinder, effective December 15, 2023, Amendment No. 1, dated April 8, 2024, and Amendment No. 2, dated May 8, 2024 (“Amendment No. 2”), which provided for revolving commitments in an aggregate principal amount of $400.0 million (the "ABL Facility"). The ABL Facility was secured by (i) a first priority pledge of Fluence Energy, Inc.’s equity interests in Fluence Energy, LLC and (ii) first priority security interests in, and mortgages on, substantially all tangible and intangible personal property and material fee-owned real property of Fluence Energy, Inc., Fluence Energy, LLC, and Fluence Energy Global Production Operation, LLC, in each case, subject to customary exceptions and limitations. Borrowings under the ABL Facility were scheduled to mature, and lending commitments thereunder would terminate, on November 22, 2027.
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
The 2024 Credit Agreement sets forth that (i) loans comprising each ABR Borrowing shall bear interest at the Alternate Base Rate plus 2.00%, (ii) loans comprising each Term Benchmark Borrowing shall bear interest at the Term SOFR Rate or the Adjusted EURIBOR Rate, as applicable, plus 3.00%, and (iii) the loans comprising each RFR Borrowing shall bear interest at the Daily Simple RFR plus 3.00%, in each instance subject to customary benchmark replacement provisions including, but not limited to, alternative benchmark rates, customary spread adjustments with respect to borrowings in foreign currencies, and benchmark replacement conforming changes. Fluence Energy, LLC is required to pay to the lenders a commitment fee on the average daily unused portion of the commitments through maturity, which shall accrue at the rate of 0.50% per annum. The 2024 Credit Agreement provides for a cash draw sublimit of $150.0 million as well as a letter of credit sublimit in the amount of $500.0 million if certain conditions are met.
The 2024 Credit Agreement contains customary covenants for this type of financing, including, but not limited to, covenants that restrict our and certain of our subsidiaries’ ability to: incur indebtedness; incur liens; sell, transfer, or dispose of property and assets; make investments or acquisitions; pay dividends, make distributions or other restricted payments; and engage in affiliate transactions. The 2024 Credit Agreement limits our ability to make certain payments, including dividends and distributions on Fluence Energy, LLC's equity, the Company's equity and other restricted payments. Under the terms of the 2024 Credit Agreement, Fluence Energy, LLC and its subsidiaries are currently limited in their ability to pay cash dividends to, lend to, or make other investments in the Company, subject to certain exceptions. In addition, we are required to maintain (i) from the Amendment Effective Date through December 31, 2025, Total Liquidity of no less than $150,000,000, (ii) from January 1, 2026 and thereafter, Total Liquidity of no less than $100,000,000 or a Consolidated Leverage Ratio as of the last day of any Measurement Period not to exceed 3.50:1.00, and (iii) certain other financial requirements at each Guarantor Coverage Test Date. Such covenants are tested on a quarterly basis and upon the occurrence of other certain restricted payments, the incurrence of indebtedness, certain dispositions, and other specified transactions. As of March 31, 2025, we were in compliance with all such covenants.
The 2024 Credit Agreement contains customary events of default for this type of financing. If an event of default occurs with respect to a borrower, the lenders will be able to, among other things, terminate the commitments immediately, cash collateralize any outstanding letters of credit, declare any loans outstanding to be due and payable in whole or in part, and exercise other rights and remedies. The maturity date and the date of termination of lending commitments under the 2024 Credit Agreement both remain unchanged at November 22, 2027. As of March 31, 2025, there are no cash borrowings under the 2024 Revolver, and there are $67.5 million letters of credit outstanding under the 2024 Revolver, with remaining availability of $432.5 million, net of letters of credit issued.
Borrowings Against Note Receivable - Pledged as Collateral
In December 2022, the Company transferred $24.3 million in customer receivables to Standard Chartered Bank (“SCB”) in the Philippines for proceeds of $21.1 million. The receivables all related to the Company’s largest customer in that country. The underlying receivables transferred were previously aggregated into a long term note, with interest, and a maturity date of September 30, 2024. In April 2023, the Company aggregated into an additional long term note and transferred an additional $30.9 million in receivables with the same customer to SCB for proceeds of $27.0 million, upon substantially similar terms as the December 2022 transfer and with a maturity date of December 27, 2024. These transactions were treated as secured borrowings as the Company did not transfer the entire note receivables due from the customer to SCB. The Company continued to receive quarterly interest income from the customer, while SCB was responsible for collecting payments on the principal balances which represented the initial receivable balances from the customer. The Company had no other continuing involvement or exposure related to the underlying receivables. On September 16, 2024 and December 27, 2024, $24.3 and $30.9 million of receivables, respectively, were paid in full, resulting in release of the corresponding notes and borrowings. For the six months ended March 31, 2025, the Company recorded net interest income of $0.0 million, which represents the aggregate of $0.5 million in interest income and $0.5 million in interest expense recorded in “Interest income, net.” For the six months ended March 31, 2024, the Company recorded net interest income of $0.2 million, which represents the aggregate of $2.3 million in interest income and $2.1 million in interest expense recorded in “Interest income, net.”
12.    Convertible Senior Notes, Net

2030 Convertible Senior Notes
In December 2024, the Company issued $400.0 million aggregate principal amount of 2.25% convertible senior notes due 2030. These 2030 Convertible Senior Notes were issued pursuant to, and are governed by, an indenture, dated as of December 12, 2024, between the Company and UMB Bank, National Association, as trustee (the “Indenture”). The net proceeds from the issuance of the 2030 Convertible Senior Notes were $389.4 million, net of $10.6 million of debt issuance costs.
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
The 2030 Convertible Senior Notes are accounted for as a liability in their entirety, measured at amortized cost. The debt issuance costs for the 2030 Convertible Senior Notes are amortized to interest expense using the effective interest method over the term of the 2030 Convertible Senior Notes, with an effective interest rate of 2.80%.
The following table presents the net carrying value and fair value of the 2030 Convertible Senior Notes as of March 31, 2025:

In thousands	Principal Amount	Unamortized Debt Issuance Costs	Net Carrying Amount	Fair Value
				Amount	Leveling
2030 Convertible Senior Notes	$400,000	$(10,088)	$389,912	$239,248	Level 2
The fair value was determined based on the quoted prices of the 2030 Convertible Senior Notes in an inactive market on the last traded day of the quarter ended March 31, 2025 and has been classified as Level 2 in the fair value hierarchy.
The following table presents the interest expense recognized related to the 2030 Convertible Senior Notes:

In thousands	Three Months Ended March 31		Six Months Ended March 31
	2025	2024	2025	2024
Coupon interest	$2,250	$—	$2,725	$—
Amortization of debt issuance costs	438	—	534	—
Total	$2,688	$—	$3,259	$—
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
The Capped Calls are separate transactions and are not part of the terms of the 2030 Convertible Senior Notes. As the Capped Calls qualify for a scope exception from derivative accounting for instruments that are both indexed to the Company’s own stock and classified in stockholders’ equity, the Capped Calls are not accounted for as derivatives and the premiums paid for the purchases of the Capped Calls were recorded as a reduction to the additional paid-in capital.
13.    Income Taxes
The Company’s provision for income taxes is based on the estimated annual effective tax rate, plus discrete items.
Income tax benefit was $2.0 million and $1.7 million for the three months ended March 31, 2025 and 2024, respectively. The effective tax rate for the three months ended March 31, 2025 and 2024 was 4.5% and 11.5%, respectively. For the three months ended March 31, 2025, the Company’s effective tax rate differs from the U.S. statutory tax rate of 21% primarily due to valuation allowances and the U.S. taxation of foreign earnings.
Income tax benefit was $3.7 million and $2.9 million for the six months ended March 31, 2025 and 2024, respectively. The effective tax rate for the six months ended March 31, 2025 and 2024 was 3.6% and 7.0%, respectively. For the six months ended March 31, 2025, the Company’s effective tax rate differs from the U.S. statutory tax rate of 21% primarily due to valuation allowances and the U.S. taxation of foreign earnings.
As of March 31, 2025 and September 30, 2024, the Company does not believe it has any significant uncertain tax positions and therefore, has not recorded any unrecognized tax benefits.
The Company evaluates the realizability of its deferred tax assets on a quarterly basis and establishes valuation allowances when it is more-likely-than-not that all or a portion of a deferred tax asset may not be realized. As of March 31, 2025 and September 30, 2024, the Company had recorded a full valuation allowance against deferred tax assets on Fluence Energy, Inc. primarily related to its investment in Fluence Energy, LLC, as well as on certain foreign subsidiaries based on the weight of available evidence, including cumulative losses. In the event that the valuation allowance related to tax benefits associated with the Tax Receivable Agreement is released in a future period, a Tax Receivable Agreement liability will be recorded based on the amounts probable and reasonably estimable in accordance with ASC 450.
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

14.    Commitments and Contingencies
Guarantees, Commitments, Letters of Credit, and Surety Bonds
As of March 31, 2025, the Company had outstanding bank guarantees, parent company guarantees, letters of credit, and surety bonds issued as performance security arrangements associated with a number of our customer projects. In addition, we have a limited number of parent company guarantees issued as payment security to certain vendors. These contractual commitments are all accounted for off-balance sheet. In the event that we fail to perform under a project backstopped by such credit support, the customer or vendor, respectively, may demand performance and/or payment, as applicable, pursuant to the terms of the project contract or vendor contract and applicable credit support instrument from the Company, surety, or bank, as the case may be. Our relationship with our sureties is such that we will indemnify the sureties for any damages and expenses they incur in connection with any of the bonds they issue on our behalf and we may be required to post collateral to support the bonds. With respect to letters of credit, in the event of non-performance under a contract, direct obligations to repay the banks may arise. The Company expects that its performance and payment obligations secured by these bank guarantees, parent company guarantees, letters of credit, and surety bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms.
The following table summarizes our contingent contractual obligations as of March 31, 2025. Amounts presented in the following table represent the Company's current undiscounted exposure to guarantees, commitments, letters of credit, and surety bonds and the range of maximum undiscounted potential exposure. The maximum exposure is not reduced by the amounts, if any, that could be recovered under the recourse or collateralization provisions in the guarantees, commitments, letters of credit, and surety bonds.

	Amount (in $ millions)	Number of Agreements	Maximum Exposure Range for Each Agreement (in $ millions)
Guarantees and commitments	$2,885	75	$0.1 - 379.3
Letters of credit under bilateral credit facilities	5	3	0 - 3
Letters of credit under 2024 Revolver	68	30	0 - 10.1
Surety bonds	456	51	0 - 78.7
Total	$3,414	159
Purchase Commitments
The Company has commitments for minimum volumes or spend under master supply agreements with our vendors. The majority of the commitments are for purchases of battery modules. Liquidated damages apply if the minimum purchase volumes or spend are not met. The Company currently expects to meet the minimum committed volumes of purchases and spend. The following table presents our future minimum purchase commitments by fiscal year, primarily for battery modules, and liquidated damages, if the minimum purchase volumes or spend are not met, as of March 31, 2025:

in thousands	Purchase Commitments	Liquidated Damages
2025	$36,728	$—
2026	754,068	16,200
2027	750,000	16,200
2028	750,000	16,200
2029 and thereafter	1,500,000	32,400
Total	$3,790,796	$81,000

The Company makes advance payments as capacity guarantees pursuant to purchase agreements with our suppliers. As of March 31, 2025, $70.0 million is recorded within “Advances to suppliers” on the condensed consolidated balance sheets.

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
The Company provides a limited warranty related to the successful operation of battery-based energy storage solutions, apart from the service-type warranties described above and are normally provided for a limited period of time from one to five years, after the commercial operation date or substantial completion depending on the contract terms. The warranties are considered assurance-type warranties which provide a guarantee of quality of the products. For assurance-type warranties, the Company records an estimate of future warranty cost over the period of construction, consistent with transfer of control and revenue recognition on the equipment or battery-based energy storage solutions. Furthermore, we accrue the estimated liability cost of specific reserves or recalls when they are probable and estimable if identified. Warranty expense is recorded as a component of “Costs of goods and services” in the Company’s condensed consolidated statements of operations.
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
As of March 31, 2025 and September 30, 2024, the Company accrued the below estimated warranty liabilities, which the table reflects six months activity and twelve months activity, respectively:

In thousands	March 31, 2025	September 30, 2024
Warranty balance, beginning	$40,242	$26,909
Warranties issued and assumed in period	6,821	19,554
Change in estimates	—	(1,692)
Net changes in liability for warranty expirations, costs incurred, and foreign exchange impact	(6,203)	(4,529)
Warranty balance, ending	$40,860	$40,242
Less: Recoverable warranty costs from suppliers	13,637	12,704
Warranty balance, net of recoverable warranty costs from suppliers, at end of period	$27,223	$27,538
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

Legal Contingencies
From time to time, the Company may be involved in litigation, government investigations, and other regulatory or legal proceedings relating to claims that arise out of our operations and businesses and that cover a wide range of matters, including, but not limited to, securities litigation, intellectual property matters, commercial and contract disputes, insurance and property damage claims, labor and employment claims, torts and personal injury claims, product liability claims, environmental claims, and warranty claims. The Company accrues for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. It is reasonably possible that some matters could have an unfavorable result to the Company and could require the Company to pay damages or make expenditures in amounts that could be material.
2021 Overheating Event at Customer Facility
On September 4, 2021, a 300 MW energy storage facility owned by one of our customers experienced an overheating event. Fluence served as the energy storage technology provider and designed and installed portions of the facility, which was completed in the fiscal year ended September 30, 2021. No injuries were reported from the incident. The facility was taken offline as teams from Fluence, our customer, and the battery designer/manufacturer investigated the incident. Our customer released initial findings in the second fiscal quarter of 2022 on what it contends is the root cause of the incident. The customer’s stated findings, if ultimately confirmed and proven, could relate to certain scopes of work for which Fluence or its subcontractors could be responsible. The customer’s stated findings, however, could also relate to certain scopes of work for which other parties were responsible and/or relate to other causes, including the design and installation of portions of the facility over which Fluence did not have responsibility or control. The customer has alleged that Fluence is liable for the incident. At this time, Fluence cannot accept the customer’s stated findings and has denied liability. No formal legal proceedings have been commenced, but it is reasonably possible that litigation may result from this matter if a resolution cannot be achieved. Any such dispute would also likely include claims by Fluence and counterclaims by the customer relating to disputed costs arising from the original design and construction of the facility. The customer announced in July of 2022 that a large portion of the facility was back online. We are currently not able to estimate the impact that this incident may have on our financial results. To date, we do not believe that this incident has impacted the market’s adoption of our products and solutions.

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
SEC Investigation
On February 22, 2024, as previously disclosed, a short-seller report was published about the Company (the “Short Seller Report”). In response to the Short Seller Report, the Audit Committee of the Company’s Board of Directors completed an internal investigation, with the assistance of outside counsel and forensic accountants, into the allegations in the Short Seller Report. The Company has been informed that the SEC is conducting a formal investigation and asking for certain information regarding our financial reporting. The Company is fully cooperating with the SEC’s investigation. While we are unable to predict the likely outcome of this matter or the potential cost, exposure or duration of the process, based on the information we currently possess, we do not expect the total potential cost to be material to our financial condition.
Securities Class Actions
On March 11, 2025, a putative federal securities class action complaint captioned Abramov v. Fluence Energy, Inc. et al. (Case No. 1:25-cv-00444) was filed in the United States District Court, Eastern District of Virginia, against the Company and certain of the Company’s executive officers. The action purports to be brought on behalf of a purported class of stockholders, and asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. The complaint seeks unspecified damages and other relief. The Company believes the claims in the complaint are without merit and intends to defend the matter vigorously.
On April 15, 2025, a putative federal securities class action complaint captioned Kramer v. Fluence Energy, Inc. et al. (Case No. 1:25-cv-00634) was filed in the United States District Court, Eastern District of Virginia, against the Company, certain of the Company’s current and former executive officers, AES Grid Stability, and AES. The action purports to be brought on behalf of a purported class of stockholders, and asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. The complaint seeks unspecified damages and other relief. The Company believes the claims in the complaint are without merit and intends to defend the matter vigorously.
Shareholder Derivative Actions
On March 25, 2025, a purported stockholder, Raffi Elmajian, filed a shareholder derivative complaint captioned Elmajian v. Nebreda et al. in the United States District Court, Eastern District of Virginia (Case No. 1:25-cv-521) against current and former officers and directors of the Company, naming the Company as a nominal defendant. On April 3, 2025, a purported stockholder, Diaa Al Amad, filed a second shareholder derivative complaint captioned Al Amad v. Nebreda et al. in the United States District Court, Eastern District of Virginia (Case No. 1:25-cv-577) against current and former officers and directors of the Company, naming the Company as a nominal defendant. Both derivative complaints allege claims under Section 14(a) of the Securities Exchange Act of 1934 and breaches of fiduciary duties, among other claims. The actions purport to be brought derivatively on behalf of the Company and seek damages and other various relief. On April 22, 2025, the United States District Court, Eastern District of Virginia ordered the consolidation of the Elmajian and Al Amad cases, captioned In re Fluence Energy, Inc. Shareholder Derivative Litigation, Case No.: 1:25-cv-00521. The Company believes the claims in the complaints are without merit and intends to defend the matter vigorously.
15.    Related-Party Transactions
Related parties are primarily represented by AES and Siemens, their respective subsidiaries, other entities under common control, and other entities in which Siemens and AES have significant influence. As of March 31, 2025, AES Grid Stability holds 51,499,195 shares of Class B-1 common stock of Fluence Energy, Inc. and Siemens beneficially owns an aggregate of 51,499,195 shares of Class A common stock of Fluence Energy, Inc.

Sales and Procurement Contracts with Related Parties
The Company signs back-to-back battery-based energy storage solution and related service contracts with AES, Siemens, their respective subsidiaries, other entities under common control, and other entities in which Siemens and AES have significant influence (collectively referred to as affiliates) in relation to execution of the affiliates’ contracts with external customers and also signs direct contracts with affiliates. The Company also signs consortium agreements to partner with affiliates to deliver battery-based energy storage products and related service contracts to external customers. When performing our obligations pursuant to such contracts, we may, from time to time, enter into related change orders or settlements with our related parties and their affiliates.
The Company also provides consulting services to AES whereby Fluence will advise and in some cases provide support to AES on procurement, logistics, design, safety, and commissioning of certain of their projects. Revenue from consulting services is classified as “Revenue from sale of energy storage products and solutions” in the Company’s Disaggregation of revenue table in “Note 4 - Revenue from Contracts with Customers.” Revenue from the consulting services is primarily recognized ratably over time based on a project specific period of performance in which we expect the performance obligation to be fulfilled. For the three months ended March 31, 2025 and 2024, the Company recognized $3.8 million and $2.5 million in revenue from consulting services with AES, respectively. For the six months ended March 31, 2025 and 2024, the Company recognized $5.4 million and $3.9 million in revenue from consulting services with AES, respectively.
Revenue from contracts with affiliates is included in “Revenue from related parties” on the Company’s condensed consolidated statements of operations.
In addition, the Company purchases materials and supplies from its affiliates and records the costs in “Cost of goods and services” on the Company’s condensed consolidated statements of operations.
Administrative and Service Agreements
For the three and six months ended March 31, 2025, the Company has received a limited scope of consulting services from Siemens Advanta, a subsidiary of Siemens AG, and limited treasury services related to executing trades for derivative contracts from The AES Corporation.
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
Refer to “Note 17 - Supply Chain Financing” for details of the related party guarantees associated with the supply chain financing program.

Balance Sheet Related Party Transactions
The Company's condensed consolidated balance sheets included the following balances with related parties for the periods indicated:

In thousands	March 31, 2025	September 30, 2024
Accounts receivable	$24,526	$92,183
Unbilled receivables	209,311	270,340
Total receivables from related parties	$233,837	$362,523
Advances to suppliers	37,755	$32,074
Accounts payable	1,050	3,410
Deferred revenue	34,774	38,162
Accruals and provisions	7,002	6,099
Other current liabilities	434	428
Other non-current liabilities	1,507	1,507
Receivables, deferred revenue, advances, accounts payables, accruals and provisions, and other current and non-current liabilities with related parties are unsecured and settlement of these balances occurs in cash. No provision has been made related to the receivables from related parties.
Statement of Operations Related Party Transactions
The following table presents the related party transactions that are included in the Company’s condensed consolidated statements of operations for the periods indicated:

In thousands	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Revenue (a)	$167,211	$342,489	$237,800	$459,063
Cost of goods and services (b)	23,974	4,363	26,854	5,512
Research and development expenses	4	—	4	134
Sales and marketing	—	42	—	42
General and administrative expenses	397	1,528	1,111	3,705
Other expense (income), net (c)	—	(1,508)	—	(1,508)
(a) Revenue from AES and its affiliates was approximately $166.9 million and $235.6 million for the three and six months ended March 31, 2025, respectively. Revenue from AES and its affiliates was approximately $341.3 million and $443.2 million for the three and six months ended March 31, 2024, respectively.
(b) Represent purchases from related parties that are included in costs of goods and services and are not associated with the revenue listed in the table above.
(c) Represents factoring income from a subsidiary of AES related to receivables sold under the Master Receivable Purchase Agreement (“MRPA”) for the three and six months ended March 31, 2024. The corresponding cost paid to the purchaser was $1.5 million and is recorded in “Sales and marketing expense” and is not considered a related party transaction. Pursuant to the MRPA (as defined below), Fluence Energy, LLC may sell certain receivables for any of our customers that choose to participate in the program.
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

As of March 31, 2025, 2,594,137 stock options under the Option Plan remain outstanding with no unrecognized stock compensation expense.
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
As of March 31, 2025, there are no phantom unit awards outstanding and there is no unrecognized stock compensation expense.
2021 Stock-Based Compensation Plan
During the fiscal year ending September 30, 2021, the Company established the 2021 Incentive Award Plan (the “2021 Incentive Plan”) which reserved 9,500,000 shares of Class A common stock of Fluence Energy, Inc. for issuance to management, other employees, consultants, and board members of the Company. The 2021 Incentive Plan governs both equity-based and cash-based awards, including incentive stock options, NQSOs, restricted stock, PSUs, and RSUs. Employee stock-based awards currently issued pursuant to the 2021 Incentive Plan that are expected to be settled by issuing shares of Class A common stock are recorded as equity awards. The Company accounts for forfeitures as they occur.
Restricted Stock Units
RSUs granted under the 2021 Incentive Plan vest ratably at one-third annually on the anniversary of the grant date over a three-year period pursuant to the terms of their applicable award agreements. The Company generally expenses the grant date fair value of the awards on a straight-line basis over each of the three separately vesting tranches within a given grant. There is no contractual term on the RSUs granted under the 2021 Incentive Plan. The Company estimated the fair value of the awards using the market value of our Class A common stock on the grant date. The market value of our Class A common stock is calculated using the closing price of our Class A common stock on the date of grant. The following table summarizes activity under the 2021 Incentive Plan for the six months ended March 31, 2025:

Number of RSUs
Outstanding as of October 1, 2024	1,759,857
Granted	1,751,843
Vested	(553,330)
Forfeited	(185,569)
Outstanding as of March 31, 2025	2,772,801
As of March 31, 2025, 2,772,801 RSUs previously issued remained outstanding with unrecognized stock compensation expense of $28.4 million.
Non-Qualified Stock Options
During the six months ended March 31, 2025, the Company granted 310,422 non-qualified stock options to purchase Class A common stock under the 2021 Incentive Plan with a weighted average exercise price of $16.07. Non-qualified stock options under the 2021 Incentive Plan have a contractual term of ten years from the date of grant. The Company estimated the fair value of the awards using the Black-Scholes option-pricing model. The non-qualified stock options granted under the 2021 Incentive Plan vest ratably at one-third annually on the anniversary of the grant date over a three-year period pursuant to the terms of their applicable award agreements. The Company generally expenses the grant date fair value of the awards on a straight-line basis over each of the three separately vesting tranches within a given grant.
As of March 31, 2025, 474,992 non-qualified stock options previously issued pursuant to the 2021 Incentive Plan remained outstanding with unrecognized stock compensation expense of $3.0 million.

Performance Share Units
During the six months ended March 31, 2025, the Company granted 670,173 PSUs redeemable for Class A common stock under the 2021 Incentive Plan. The Company has issued two rounds of PSU grants under the 2021 Incentive Plan, the first commencing at the start of fiscal year 2024 and the second commencing at the start of fiscal year 2025. The PSUs for the 2024-2026 performance cycle and the 2025-2027 performance cycle are both earned based on (i) the achievement of two financial performance metrics: cumulative Adjusted EBITDA (65% weight) and cumulative revenue (35% weight), over a two-year performance period beginning October 1st in the year of grant through September 30th in the second year after grant, and (ii) service-based vesting based on continued employment from the date of grant through September 30th in the third year after grant. The performance targets for cumulative revenue and cumulative Adjusted EBITDA are set by the Compensation and Human Resources Committee of the Company’s Board of Directors. PSUs are considered fully vested when both the performance and service based requirements are met in accordance with the vesting requirements and will be settled in Class A shares of Company stock no more than 60 days after the end of the third fiscal year. The awards can be paid out in a range of 50% to 200%, with 0% paid out for below-threshold performance, based on the achievement of the performance criteria and upon continued service through the performance period. The Company estimated the fair value of the awards using the market value of our Class A common stock. The market value is calculated using the closing price of our Class A common stock on the date of grant. The Company monitors the achievement of the performance criteria and expenses ratably the grant date fair value of the awards probable to vest over the requisite service period. If there are changes to the amount of probable awards to vest based on achievement of performance criteria, the related stock-based compensation expense may be significantly increased or reduced in the period that our estimate changes.
As of March 31, 2025, 982,820 PSUs previously issued remained outstanding with estimated unrecognized stock compensation expense of $0.0 million.
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
As of March 31, 2025, 177,067 restricted stock awards previously issued remained outstanding with estimated unrecognized stock compensation expense of $0.0 million
Stock-based compensation expense
Stock-based compensation expense was recorded as follows:

In thousands (a)	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Cost of goods and services	$635	$1,121	$1,518	$2,380
Research and development	313	665	736	1,391
Sales and marketing	441	378	679	673
General and administrative	2,445	4,472	6,209	7,822
Total	$3,834	$6,636	$9,142	$12,266
(a) Includes incentive awards that will be settled in shares and incentive awards that will be settled in cash.

17.    Supply Chain Financing
The Company has provided certain of our suppliers with access to a supply chain financing program through a third-party financing institution (“SCF Bank”). This program allows the Company to seek extended payment terms up to 120 days with our suppliers and allows our suppliers to monetize their receivables prior to the payment due date, subject to a discount. The Company does not pledge any assets as collateral under the program. Once a supplier elects to participate in the program and reaches an agreement with SCF Bank, the supplier chooses which individual invoices to sell to the SCF Bank. The Company then pays SCF Bank on the invoice due date. The Company has no economic interest in a supplier’s decision to sell an underlying receivable to SCF Bank. The agreements between our suppliers and SCF Bank are solely at their discretion and are negotiated directly between those two parties. Our suppliers’ ability to continue using such agreements is primarily dependent upon the strength of our financial condition and guarantees issued by AES and Siemens Corporation, a subsidiary of Siemens, pursuant to the terms of the Credit Support and Reimbursement Agreement. As of March 31, 2025, AES and Siemens Corporation issued guarantees of $50 million each, for a total of $100 million, to SCF Bank on our behalf. The Company’s outstanding obligations confirmed as valid under its supplier financing program for periods ended March 31, 2025 and September 30, 2024, are as follows:

In thousands	March 31, 2025	September 30, 2024
Obligations outstanding at the beginning of the period	$81,289	$30,001
Invoices issued during the period	63,316	243,655
Invoices paid during the period	(144,558)	(192,367)
Obligations outstanding at the end of the period	$47	$81,289
As of March 31, 2025, two suppliers were actively participating in the supply chain financing program. All outstanding payments owed under the program are recorded within “Accounts payable” on the condensed consolidated balance sheets.
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
The Company currently also has foreign currency forward contracts that are not designated as hedges and the changes in fair value of such derivatives are recognized in current period earnings. As of March 31, 2025, the impact on our condensed consolidated financial statements was not significant.
Cash Flow Hedges
The fair value of the Company’s cash flow hedges as well as their classification on the condensed consolidated balance sheets as of March 31, 2025 and September 30, 2024 are as follows:

In thousands	March 31, 2025			September 30, 2024
	Notional Value	Other Current Assets	Other Current Liabilities	Notional Value	Other Current Assets	Other Current Liabilities
Foreign currency forward contracts	$64,525	$415	$22	$106,650	$—	$5,498
The gains or losses resulting from changes in fair value of the Company’s cash flow hedges recognized in accumulated other comprehensive income (loss) for the three and six months ended March 31, 2025 and 2024 are as follows:

In thousands	Three Months Ended March 31		Six Months Ended March 31,
	2025	2024	2025	2024
Foreign currency forward contracts, net of tax	$6	$1,529	$7,871	$1,361
The amounts recognized within “Revenue” in the condensed consolidated statements of operations with respect to the Company’s cash flow hedges for the three and six months ended March 31, 2025 and 2024 are as follows:

In thousands	Three Months Ended March 31		Six Months Ended March 31,
	2025	2024	2025	2024
Foreign currency forward contracts	$(608)	$86	$5,769	$86
The following table details the changes in the cumulative impact of the gain (loss) on derivatives designated for hedge accounting for the six months ended March 31, 2025:

In thousands	March 31, 2025
Loss as of September 30, 2024	$(6,276)
Amount recognized in accumulated other comprehensive income (loss)	7,871
Amount reclassified from accumulated other comprehensive income (loss) into earnings	(172)
Gain as of March 31, 2025	$1,423
19. Sale of Receivables under Master Receivables Purchase Agreement
On February 27, 2024, Fluence Energy, LLC entered into a Master Receivables Purchase Agreement (“MRPA”), by and among Fluence Energy, LLC and any other seller from time to time party thereto, as sellers and servicers, and Credit Agricole Corporate and Investment Bank ("CACIB"), as purchaser.
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

When receivables are sold under the MRPA, they are sold without recourse, and the Company’s continuing involvement is limited to their servicing, for which the Company receives a fee commensurate with the service provided and therefore no servicing asset or liability related to these receivables was recognized for any period presented. The fair value of the sold receivables approximated their book value due to their short-term nature.

For the six months ended March 31, 2024, the Company sold receivables to CACIB under the MRPA for net proceeds of $71.5 million. At the date of the true sale, the receivables were de-recognized in their entirety from the condensed consolidated balance sheet. We charged a fee to our customer, primarily for providing extended payment terms, in relation to the sale of receivables. We recorded factoring income of $1.5 million and related factoring discount of $1.5 million during the period. The factoring income is recorded in “Other expense (income), net” and the factoring discount is recorded in “Sales and marketing expense” on the condensed consolidated statements of operations. Proceeds from the sold receivables are reflected in operating cash flows on the condensed consolidated statements of cash flows. There were no transactions for the six months ended March 31, 2025.
20. Subsequent Events
On April 2, 2025, the U.S. government announced a new tariff plan. As a general principle, the United States will impose a minimum tariff on all imports and a special rate on imports from certain countries, including China.
On April 9, 2025, the special rate was paused for 90 days for all countries with the exception of China.
The impact of the new tariffs announced in April 2025 is currently not reflected in our results of operations as of and for the three months ended March 31, 2025. As of the filing date of this Report, we currently estimate that these new additional tariffs will reduce our “Gross profit” by approximately $20.0 million in the second half of the fiscal year after considering the effects of any mitigation measures, as well as the use of inventory on-hand which preceded the new additional tariffs. However, there is a high degree of uncertainty on future trade policy as well as any future outcomes which could substantially change our evaluation and estimate. A large portion of our current suppliers for our U.S. operations are situated outside of the United States, including battery cell suppliers in China. Implementation of these tariffs may materially increase inventory costs and costs of goods and services, which would reduce our gross margins to the extent the Company is unable to offset these costs or pass on these additional costs to our customers. If we are unable to implement effective mitigation strategies, our financial performance could be negatively affected.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The following analysis provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Fluence and should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes thereto included in this Quarterly Report on Form 10-Q for the period ended March 31, 2025 (this “Report”) and in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 29, 2024 (the “2024 Annual Report”). In addition to historical data, this discussion contains forward-looking statements about our business, results of operations, cash flows, financial condition, and prospects based on current expectations that involve risks, uncertainties, and assumptions. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those discussed in Part I, Item 1A. “Risk Factors” of the 2024 Annual Report, Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal period ended December 31, 2024 (the “First Quarter Report”), and Part II, Item 1A. “Risk Factors” and the section titled “Cautionary Statement Regarding Forward-Looking Information” included elsewhere in this Report. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “potential,” “seek,” “should,” “will,” “would,” “commit,” “target,” “contemplate,” and similar expressions to identify forward-looking statements.
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
Key Factors, Trends, and Uncertainties Affecting our Performance
We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in Part I, Item 1A. “Risk Factors” within our 2024 Annual Report, Part II, Item 1A. “Risk Factors” in our First Quarter Report, and Part II, Item 1A. “Risk Factors” in this Report.
Industry Outlook
The utility-scale battery storage industry as a whole is witnessing unprecedented growth, fueled by global transitions toward renewable energy, heightened focus on grid resilience, and supportive regulatory frameworks. Deployment of renewable energy resources has accelerated over the last decade. Industry-wide, the push for decarbonization is creating increasing demand for grid-scale energy storage, which is critical to enabling the integration of variable renewable energy sources, reducing the intermittency and volatility of renewable energy generation, and meeting ambitious net-zero targets. BloombergNEF estimates that the global utility scale market, excluding China, will add approximately 2,660 GWh between 2024 and 2035.
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
Our growth strategy includes leveraging our global scale, technology leadership, product development, and market share position to help transform the way we power our world for a more sustainable future. Overall, we believe Fluence is well-positioned to continue to capitalize on the utility-scale battery storage market as we continue to deliver solutions that address the complex needs of a transforming energy landscape. We have and intend in the future to further develop and innovate to provide energy storage solutions and digital software offerings that aim to solve our customers’ energy challenges, and expand our services with additional value-add offerings. We are also focused on expanding our business with standardized offerings that are optimized for each of our sales channels and continuing to move towards a more localized, regional organizational structure to better support customers and sales channels, improve logistics, and enhance market focus. For instance, the Company is ramping up use of domestic manufacturing facilities in Arizona, Texas, Tennessee, and Utah, as well as our domestic inverter supplier in South Carolina for our customers and projects in the United States. However, there is no guarantee that the deployment of renewable energy will occur at the rate estimated by BloombergNEF or that such renewable energy will rely on lithium-ion battery technology for energy storage. Economic uncertainties, supply chain disruptions, geo-political conflicts, government regulations and incentives, trade environment, including tariff policy, and other factors could result in fluctuations in demand for and deployment of renewable energy resources and may materially increase inventory costs and costs of goods and services, adversely affecting our revenue, growth, and ability to generate profits in the future. See Part I, Item 1A. “Risk Factors” in our 2024 Annual Report and Part II, Item 1A. “Risk Factors” in this Report for further discussion on these risks.

Market Trends and Uncertainties
Current economic conditions affecting our industry and the global markets more generally, including ambiguity around interest rates, softening labor markets, fluctuations in currency exchange rates, and recent government and policy changes implemented in the United States, including rapid changes in announced tariff policy, have created uncertainty in the global economy, a level of volatility in the capital markets and recessionary pressures, which have, and which may in the future have, adverse impacts on our business and may also adversely impact our future results of operations. If a prolonged economic downturn or recession develops from these conditions, it could also result in further adverse impacts to our business and results of operations in the future. We will continue to evaluate the evolving economic environment to take action to mitigate the impact on our business, consolidated results of operations, and financial condition. See Part I, Item 1A. “Risk Factors” in our 2024 Annual Report for further discussion on risks relating to macroeconomic uncertainty and market conditions and Part II, Item 1A. “Risk Factors” in this Report for further discussion on risks related to changes in the trade environment and related impact on general economic uncertainty.
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
Government Regulation and Compliance

Adoption of energy storage solutions, services, and digital application offerings by our customers is also dependent on applicable government regulation, legislation, and policies. Governments across the globe have announced, implemented, and continue to consider implementation of various policies, regulation, and legislation to support the transition from fossil fuels to low-carbon forms of energy, including through the development and deployment of energy storage. For example, in August 2022, the United States passed the Inflation Reduction Act of 2022 (the “IRA”), which includes incentives that support the adoption of energy storage solutions, including the “technology neutral” Investment Tax Credit (ITC) and Production Tax Credit (PTC) for projects placed in service after calendar year 2024 and changes to the non-“technology neutral” ITC and PTC for projects that started construction prior to the end of calendar year 2024 and are placed in service after calendar year 2022. The ITC is available for investments in a qualified storage facility, a qualified renewable energy and storage facility, or a qualified renewable energy facility, and the PTC is available for investments in a qualified renewable energy and storage facility or a qualified renewable energy facility. Prevailing wage and apprenticeship requirements apply to receive the full ITC and PTC value, and the credit value can be further increased if the project also qualifies for the domestic content bonus credit, the energy communities bonus credit, or the low-income bonus credit (although only projects less than 5 megawatts alternating current are eligible for the low-income bonus). The IRA also includes a manufacturing production tax credit for specific renewable energy and battery storage related products and components manufactured in the U.S. We believe we are well positioned to capture the benefits of the manufacturing production tax credit with our battery module manufacturing at our U.S. contract manufacturing facility, our supply agreement for U.S. manufactured battery cells, and our supply agreement for U.S. manufactured inverters. In addition, we believe our complete U.S. supply chain of modules, cells, inverters, battery pack, enclosures, battery management systems and thermal management systems positions us well to benefit from the domestic content bonus credit under the IRA.
Such government policies, regulations, legislation, and programs are becoming increasingly instrumental in stimulating adoption of energy storage solutions across different markets through a variety of methods, including by providing financial support and incentives, facilitating grid integration, supporting research and development, and establishing favorable regulatory regimes. To the extent that any existing government incentives are modified, reduced, eliminated, or are permitted to expire or there is determination of inapplicability of such government incentives or regulations relating to or mandating or encouraging use of renewable energy and/or energy storage, including the IRA, there may be adverse effects on customer demand and our business. Refer to the “Government Regulation and Compliance” section in our 2024 Annual Report and Part II, Item 1A. “Risk Factors” in this Report for further details on the IRA and other significant government regulations affecting our business and specific discussion of risks to our business from the modification, reduction, elimination, and expiration of government incentives and regulations relating to or mandating or encouraging use of renewable energy and/or energy storage.

In May 2024, the Biden administration announced a significant shift in the tariff framework for the energy storage industry. Under this new structure, the Section 301 tariff rate on lithium-ion non-EV batteries imported from China will increase from the current 7.5% to 25%, effective January 1, 2026. This change specifically targeted "batteries" as defined by U.S. Customs and Border Protection, encompassing battery energy storage systems, modules, and certain types of cells. Under the May 2024 structure announced by the Biden administration, the Section 301 tariff rate on battery "parts"–including separators, electrolytes, cans, and electrodes remains at its current 25% level. In April 2025, the Trump administration enacted additional tariffs on nearly all types of imports (including those used in our energy storage solutions) from countries around the world, including high tariffs on Chinese imports, which may increase, decrease, or change with little to no advanced notice. These recent tariff policy changes and current uncertainty relating to U.S. trade policy and the corresponding response from other foreign countries are impacting and may in the future impact the energy storage market, demand for our energy storage solutions by customers, and our business as well as those of our customers, partners, and suppliers and may in the future impact our results of operations. As of the filing date of this Report, covered imports from China relevant to our energy storage systems will be subject to the 125% China-specific “reciprocal tariff,” plus the current China-specific 20% “fentanyl-related tariff”, plus the 3.4% base tariff on all countries, plus the applicable Section 301 tariff. The Company has exposure from the imposition of these new tariffs, as the Company imports components, including battery cells from China, into the United States for customers and projects in the United States. We have experienced paused and delayed customer contracting activity in response to the recent tariff-related uncertainty, including as a result of the mutual agreement by the Company with certain customers in the United States to (i) defer entry into new energy storage solutions contracts and (ii) pause active, currently signed contracts that are under project execution. This impact to customer contracting behavior from the uncertain trade environment may in turn impact our revenue, business, operating metrics, and results of operations in the future. See Part II, Item 1A. “Risk Factors” in this Report for further discussion on risks related to changes in the trade environment.
Competition

The energy storage sector is highly competitive and continuously evolving. Our energy storage products, solutions, services, and digital applications are designed to meet the unique demands of the clean energy industry. The intricacy involved in the design and integration of these offerings underscores their technical complexity. Nevertheless, new companies enter the market continuously and offer products and services that compete with ours. We remain committed to pioneering novel use cases and exploring untapped market segments, many of which present lower levels of competition. We believe that competitive factors in the energy storage market include, but are not limited to:
•safety, reliability, and quality;
•ability to obtain financing;
•integration approach (including if competitor has vertical integration);
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
•brand recognition;
•certain government initiatives and tax credits;
•the impact of legislation, regulations, and policies;
•size of projects companies are competing on;
•ease of integration; and
•seamless hardware and software-enabled service offerings.
The competitive landscape for battery energy storage varies across different geographies, countries, grid services, and customer segments. As the global demand for energy storage products and solutions continues to rise, so does the influx of new and potential entrants into the energy storage sector. Our key competitors currently include, but are not limited to, Tesla, Inc., Wartsila, Powin Energy Corporation, Sungrow, and Contemporary Amperex Technology Co., Limited. However, we believe we distinguish ourselves from competitors by our adeptness in identifying and addressing customer needs with tailor-made products, services, and use cases. We believe we maintain a competitive edge through our performance and value creation, evidenced by attributes such as low total cost of ownership, long-term reliability, diverse service options, and streamlined sales and delivery processes.
Supply Chain
Many components and parts of our integrated energy storage solutions are sourced from suppliers and stakeholders from all over the world and are reliant on various raw materials including, steel, aluminum, copper, nickel, iron phosphate, graphite, manganese, lithium carbonate, lithium hydroxide, and cobalt. Although we do not rely on any single supplier for the majority of our key components, certain components are still sourced from a limited number of stakeholders. Due to the specialized and unique nature of the products being purchased, the opportunity cost of changing suppliers is high, and substitution is often time-consuming. Fluence has accepted and may in the future also accept terms that are less advantageous, including on pricing. Volatility in our supply chain has in the past impacted and may in the future impact demand from customers and in turn, our order intake and cause corresponding volatility in our results of operations. We have also taken steps to diversify our supply chain and continue to explore opportunities to diversify our supply base to mitigate the ever changing regulatory, environmental, social, and geographic conditions as well as the impact from trade policy, including tariffs. The Company faces exposure from the imposition of the recently enacted tariffs by the Trump administration, as the Company current imports certain components, including battery cells from China, into the United States for customers and projects in the United States. The Company is ramping up use of domestic manufacturing facilities in Arizona, Texas, Tennessee, and Utah, as well as our domestic inverter supplier in South Carolina. However, while our U.S. centric regionalization strategy is progressing, a large portion of our current suppliers are situated outside of the United States and there is currently uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, and government regulations. Changes to tariffs and trade policy have impacted our supply chain in the past and may impact our supply chain in the future as well as our supply chain strategies, both domestically and internationally, which may then have an adverse impact on our results of operations and business. For more information about the potential risks relating to our supply chain and exposure to international pressures, see Part I, Item 1A. “Risk Factors” in our 2024 Annual Report and Part II, Item 1A. “Risk Factors” in this Report for further discussion on risks related to changes in the trade environment.
Permits and Approvals
Each of our installations or customer installations must be designed, constructed, and operated in compliance with applicable international, federal, state, and local laws, regulations, codes, standards, and guidelines. To install and operate energy storage products and solutions on our platform, we, our customers, or our partners, as may be applicable, are required to obtain and maintain applicable permits and approvals from the relevant governmental or regulatory authorities having jurisdiction to install energy storage products and solutions and to interconnect the products with the local electrical utility. We often cannot predict whether or when all permits required for a given customer’s project will be granted or whether the conditions associated with the permits will be achievable. Furthermore, unforeseen delays in the review and permitting process has and could in the future delay the timing of the delivery and/or installation of our energy storage products thereby adversely affecting our revenue and operating results. See Part I, Item 1A. “Risk Factors” in our 2024 Annual Report for further discussion on risks related to permits and approvals.
Legal Proceedings and Legal Contingencies
The results of any current or future litigation, government investigations, or other regulatory or legal proceedings to which we are a party cannot be predicted with certainty, and regardless of the outcome, we may incur significant costs and experience a diversion of management resources as a result of claims, litigation, government investigations, and other regulatory or legal proceedings.
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
Operating Expenses
Operating expenses consist of research and development, sales and marketing and general and administrative expenses as well as depreciation and amortization. Personnel-related expenses are the most significant component of our operating expenses and include salaries, stock-based compensation, and employee benefits. We expect to invest in additional resources to support our growth which will increase our operating expenses in the future.
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
Interest Expense (Income), net
Interest expense (income), net consists primarily of interest income net of interest expense. Interest income consists of interest earned on cash deposits and interest on customer notes receivables. Interest expense consists primarily of interest on borrowings against notes receivable pledged as collateral interest from 2030 Convertible Senior Notes, unused line fees and commitment fees related to credit facilities, and amortization of debt issuance costs.
Other Expense (Income), Net
Other expense (income), net primarily consists of expense or income from foreign currency exchange gains and losses on monetary assets and liabilities, factoring income from sale of receivables. and expense due to estimated payments to be made to related parties under the Tax Receivable Agreement, dated October 27, 2021, by and among Fluence Energy, Inc., Fluence Energy, LLC, Siemens Industry, Inc. and AES Grid Stability, LLC (the “Tax Receivable Agreement”).
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
Key Operating Metrics
The following tables present our key operating metrics as of March 31, 2025 and September 30, 2024. The tables below present the metrics in either Gigawatts (GW) or Gigawatt hours (GWh). Our key operating metrics focus on project milestones to measure our performance and designate each project as either “deployed”, “assets under management”, “contracted backlog”, or “pipeline”.

	March 31, 2025	September 30, 2024	Change	Change %
Energy Storage Products and Solutions
Deployed (GW)	6.2	5.0	1.2	24%
Deployed (GWh)	16.5	12.8	3.7	29%
Contracted Backlog (GW)	7.5	7.5	—	—%
Pipeline (GW)	32.3	25.8	6.5	25%
Pipeline (GWh)	100.5	80.5	20.0	25%

(amounts in GW)	March 31, 2025	September 30, 2024	Change	Change %
Services
Assets under Management	5.3	4.3	1.0	23%
Contracted Backlog	3.6	4.1	(0.5)	(12%)
Pipeline	25.9	25.6	0.3	1%

(amounts in GW)	March 31, 2025	September 30, 2024	Change	Change %
Digital
Assets under Management	19.9	18.3	1.6	9%
Contracted Backlog	13.4	10.6	2.8	26%
Pipeline	57.9	64.5	(6.6)	(10%)
The following table presents our order intake for the three and six months ended March 31, 2025 and 2024. The table is presented in Gigawatts (GW):

(amounts in GW)	Three Months Ended March 31,				Six Months Ended March 31,
	2025	2024	Change	Change %	2025	2024	Change	Change %
Energy Storage Products and Solutions
Contracted	0.2	0.9	(0.7)	(78)%	1.3	2.1	(0.8)	(38)%
Services
Contracted	0.2	0.5	(0.3)	(60)%	0.6	1.6	(1.0)	(63)%
Digital
Contracted	1.3	3.1	(1.8)	(58)%	4.5	3.5	1.0	29%
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
The following tables present our non-GAAP measures for the periods indicated.

($ in thousands)	Three Months Ended March 31,		Change	Change %	Six Months Ended March 31,		Change	Change %
	2025	2024			2025	2024
Net loss	$(41,932)	$(12,876)	$(29,056)	(226)%	$(98,945)	$(38,432)	$(60,513)	(157)%
Add:
Interest expense (income), net	391	(1,261)	1,652	131%	(350)	(3,254)	2,904	(89)%
Income tax benefit	(1,993)	(1,666)	(327)	20%	(3,708)	(2,901)	(807)	28%
Depreciation and amortization	6,189	3,088	3,101	100%	10,674	5,971	4,703	79%
Stock-based compensation(a)	3,834	6,636	(2,802)	(42)%	9,142	12,266	(3,124)	(25)%
Other non-recurring expenses(b)	3,100	—	3,100	100%	3,100	1,984	1,116	56%
Adjusted EBITDA	$(30,411)	$(6,079)	$(24,332)	(400)%	$(80,087)	$(24,366)	$(55,721)	(229)%
(a) Includes incentive awards that will be settled in shares and incentive awards that will be settled in cash.
(b) Amount for the three and six months ended March 31, 2025 includes $3.1 million in severance costs related to restructuring. Amount for the six months ended March 31, 2024 includes approximately $1.2 million of costs related to the termination of the Revolving Credit Agreement and $0.8 million in costs related to the secondary offering completed in December 2023.

($ in thousands)	Three Months Ended March 31,		Change	Change %	Six Months Ended March 31,		Change	Change %
	2025	2024			2025	2024
Total revenue	$431,618	$623,141	$(191,523)	(31)%	$618,406	$987,097	$(368,691)	(37)%
Cost of goods and services	389,036	558,961	(169,925)	(30)%	554,623	886,531	(331,908)	(37)%
Gross profit	42,582	64,180	(21,598)	(34)%	63,783	100,566	(36,783)	(37)%
Gross profit margin %	9.9%	10.3%			10.3%	10.2%
Add:
Stock-based compensation(a)	635	1,121	(486)	(43)%	1,518	2,380	(862)	(36)%
Amortization(b)	1,385	606	779	129%	2,654	1,006	1,648	164%
Other non-recurring expenses(c)	299	—	299	100%	299	—	299	100%
Adjusted Gross Profit	$44,901	$65,907	$(21,006)	(32)%	$68,254	$103,952	$(35,698)	(34)%
Adjusted Gross Profit Margin %	10.4%	10.6%			11.0%	10.5%
(a) Includes incentive awards that will be settled in shares and incentive awards that will be settled in cash.
(b) Amount primarily relates to amortization of capitalized software included in cost of goods and services.
(c) Amount relates to severance costs related to restructuring.

($ in thousands)	Six Months Ended March 31,		Change	Change %
	2025	2024
Net cash (used in) provided by operating activities	$(257,416)	$90,248	$(347,664)	(385)%
Less: Purchase of property and equipment	(6,462)	(2,473)	(3,989)	161%
Free Cash Flow	$(263,878)	$87,775	$(351,653)	(401)%
Results of Operations
Comparison of the three and six months ended March 31, 2025 and 2024
The following table sets forth our operating results for the periods indicated.

($ in thousands)	Three Months Ended March 31,		Change	Change %	Six Months Ended March 31,		Change	Change %
	2025	2024			2025	2024
Total revenue	$431,618	$623,141	$(191,523)	(31)%	$618,406	$987,097	$(368,691)	(37)%
Costs of goods and services	389,036	558,961	(169,925)	(30)%	554,623	886,531	(331,908)	(37)%
Gross profit	42,582	64,180	(21,598)	(34)%	63,783	100,566	(36,783)	(37)%
Gross profit margin %	9.9%	10.3%			10.3%	10.2%
Operating expenses:
Research and development	22,119	17,427	4,692	27%	39,314	32,867	6,447	20%
Sales and marketing	21,189	15,792	5,397	34%	39,391	26,498	12,893	49%
General and administrative	41,412	44,067	(2,655)	(6)%	78,119	81,795	(3,676)	(4)%
Depreciation and amortization	2,943	2,482	461	19%	5,758	4,965	793	16%
Interest expense (income), net	391	(1,261)	1,652	131%	(350)	(3,254)	2,904	(89)%
Other (income) expense, net	(1,547)	215	(1,762)	820%	4,204	(972)	5,176	(533)%
Loss before income taxes	$(43,925)	$(14,542)	$(29,383)	202%	$(102,653)	$(41,333)	$(61,320)	148%
Income tax benefit	(1,993)	(1,666)	(327)	20%	(3,708)	(2,901)	(807)	28%
Net loss	$(41,932)	$(12,876)	$(29,056)	226%	$(98,945)	$(38,432)	$(60,513)	157%
Total Revenue
Total revenue decreased by $191.5 million, or 31%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The decrease in total revenue for the three months ended March 31, 2025 was mainly attributable to a decrease in revenue from our battery-based energy storage products and solutions which was primarily driven by decreased volumes of Gridstack solutions projects fulfilled due to timing based upon customer schedules and due to the pronounced backend nature of expected revenue for the fiscal year 2025 compared to the revenue distribution seen in fiscal year 2024.
Total revenue decreased by $368.7 million, or 37%, for the six months ended March 31, 2025, compared to the six months ended March 31, 2024. The decrease in total revenue for the six months ended March 31, 2025 was mainly attributable to a decrease in revenue from our battery-based energy storage products and solutions which was primarily driven by decreased volumes of Gridstack solutions projects fulfilled due to timing based upon customer schedules and due to the pronounced backend nature of expected revenue for the fiscal year 2025 compared to the revenue distribution seen in fiscal year 2024.
Costs of Goods and Services
Cost of goods and services decreased by $169.9 million, or 30%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The decrease in cost of goods and services for the three months ended March 31, 2025 was mainly attributable to the decreased volumes of Gridstack solutions projects fulfilled due to timing based upon customer schedules.

Cost of goods and services decreased by $331.9 million, or 37%, for the six months ended March 31, 2025, compared to the six months ended March 31, 2024. The decrease in cost of goods and services for the six months ended March 31, 2025 was mainly attributable to the decreased volumes of Gridstack solutions projects fulfilled due to timing based upon customer schedules.
Gross Profit and Gross Profit Margin
Gross profit decreased by $21.6 million, or 34%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The decrease in gross profit for the three months ended March 31, 2025 was primarily due to decreased volumes of Gridstack solutions projects fulfilled due to timing based upon customer schedules, while gross profit margin remained relatively consistent.
Gross profit decreased by $36.8 million, or 37%, for the six months ended March 31, 2025, compared to the six months ended March 31, 2024. The decrease in gross profit for the six months ended March 31, 2025 was primarily due to decreased volumes of Gridstack solutions projects fulfilled due to timing based upon customer schedules, while gross profit margin remained relatively consistent.
Research and Development Expenses
Research and development expenses increased by $4.7 million, or 27%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The increase in research and development expenses for the three months ended March 31, 2025 was primarily attributable to a $1.4 million increase in expenditures for consulting services related to our forthcoming U.S. battery module manufacturing and a $1.5 million increase in salaries and personnel-related expenses, including stock-based compensation, due to an increase in headcount to support our growth.
Research and development expenses increased by $6.4 million, or 20%, for the six months ended March 31, 2025, compared to the six months ended March 31, 2024. The increase in research and development expenses for the six months ended March 31, 2025 was primarily attributable to a $2.3 million increase in expenditures for consulting services related to our forthcoming U.S. battery module manufacturing and a $2.0 million increase in salaries and personnel-related expenses, including stock-based compensation, due to an increase in headcount to support our growth.
Sales and Marketing Expenses
Sales and marketing expenses increased by $5.4 million, or 34%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The increase in sales and marketing expenses for the three months ended March 31, 2025 was primarily attributable to a $4.0 million increase in salaries and personnel-related expenses, including stock-based compensation, due to an increase in headcount to support our growth.
Sales and marketing expenses increased by $12.9 million, or 49%, for the six months ended March 31, 2025, compared to the six months ended March 31, 2024. The increase in sales and marketing expenses for the six months ended March 31, 2025 was primarily attributable to a $10.7 million increase in salaries and personnel-related expenses, including stock-based compensation, due to an increase in headcount to support our growth.
General and Administrative Expenses
General and administrative expenses were relatively flat for the three months ended March 31, 2025, compared to the three months ended March 31, 2024.
General and administrative expenses were relatively flat for the six months ended March 31, 2025, compared to the six months ended March 31, 2024.
Depreciation and Amortization
Depreciation and amortization increased by $0.5 million, or 19%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily attributable to increases in amortization of capitalized software.
Depreciation and amortization increased by $0.8 million, or 16% for the six months ended March 31, 2025, compared to the six months ended March 31, 2024, primarily attributable to increases in amortization of capitalized software.
Interest Expense (Income), Net
Interest expense (income), net increased by $1.7 million, or 131%, in the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily attributable to the interest expense of $2.7 million recognized for the 2030 Convertible Senior Notes (as defined below), partially offset by an increase in interest income of $1.5 million related to cash deposits and investments.
Interest income, net decreased by $2.9 million, or 89%, in the six months ended March 31, 2025, compared to the six months ended March 31, 2024, primarily attributable to the interest expense of $3.3 million recognized for the 2030 Convertible Senior Notes (as defined below).
Other (Income) Expense, Net
Other (income) expense, net increased by $1.8 million, or 820%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The increase in other (income) expense, net for the three months ended March 31, 2025 was primarily attributable to a $3.6 million increase in favorable foreign currency exchange gains on monetary assets and liabilities period over period, partially offset by factoring income of $1.5 million related to the MRPA (as defined below) recorded in the prior period.
Other (income) expense, net decreased by $5.2 million, or 533%, for the six months ended March 31, 2025, compared to the six months ended March 31, 2024. The increase in other expense (income), net for the six months ended March 31, 2025 was primarily attributable to a $5.3 million increase in unfavorable foreign currency exchange losses on monetary assets and liabilities period over period.
Income Tax Benefit
Income tax benefit increased by $0.3 million, or 20%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The increase in income tax benefit for the three months ended March 31, 2025 was primarily attributable to an increase in global pre-tax losses.
Income tax benefit increased by $0.8 million, or 28%, for the six months ended March 31, 2025, compared to the six months ended March 31, 2024. The increase in income tax benefit for the six months ended March 31, 2025 was primarily attributable to an increase in global pre-tax losses.
Net Loss
Net loss increased by $29.1 million, or 226%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The increase in net loss for the three months ended March 31, 2025 was primarily attributable to (i) a decrease in “Gross profit,” (ii) an increase in “Sales and marketing expenses,” and (iii) an increase in “Research and development expenses,” each as described above.
Net loss increased by $60.5 million, or 157%, for the six months ended March 31, 2025, compared to the six months ended March 31, 2024. The increase in net loss for the six months ended March 31, 2025 was primarily attributable to (i) a decrease in “Gross profit,” (ii) an increase in “Sales and marketing expenses,” and (iii) an increase in “Research and development expenses,” each as described above.
Liquidity and Capital Resources
Since inception and through March 31, 2025, our principal sources of liquidity were the proceeds from our initial public offering (“IPO”), our cash and cash equivalents from operations, short-term borrowings, borrowings available under our debt agreements, proceeds from the issuance of the 2030 Convertible Senior Notes (as defined below), supply chain financing, capital contributions from AES Grid Stability, LLC (“AES Grid Stability”) and Siemens Industry, LLC (“Siemens Industry”) and proceeds from the investment by QIA Florence Holdings, LLC, an affiliate of Qatar Holding LLC in 2021, proceeds from short term investments, borrowings against note receivables, and proceeds from sale of accounts receivable under the MRPA (as defined below).
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

Our capital requirements, and ability to generate cash flow, have been and may in the future vary materially from those planned and will depend on many factors, including our rate of revenue growth, the timing and extent of our growth initiatives, our introduction of new products, services, and digital application offerings, and overall regulatory and macroeconomic conditions, including, among others, factors relating to inflation, interest rate environment, impacts from tariffs and trade restrictions, labor shortages, supply chain disruptions, changing consumer behavior, increased competition, and pandemics like COVID-19. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and cash requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilutions to our stockholders. The incurrence of additional debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, operations, and financial condition.
2030 Convertible Senior Notes
In December 2024, the Company issued $400.0 million aggregate principal amount of 2.25% convertible senior notes due 2030 (the “2030 Convertible Senior Notes”). The 2030 Convertible Senior Notes were issued pursuant to, and are governed by, an indenture, dated as of December 12, 2024, between the Company and UMB Bank, National Association, as trustee (the “Indenture”). The net proceeds from the issuance of the 2030 Convertible Senior Notes were $389.4 million, net of $10.6 million of debt issuance costs.
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
For further discussion of the 2030 Convertible Senior Notes and the Capped Calls, refer to “Note 12- Convertible Senior Notes, Net” to our consolidated financial statements included elsewhere in this Report.
Supply Chain Financing
We have provided certain of our suppliers with access to a supply chain financing program through a third-party financing institution (the “SCF Bank”). This program allows us to seek extended payment terms with our suppliers and allows our suppliers to monetize their receivables prior to the payment due date, subject to a discount. Once a supplier elects to participate in the program and reaches an agreement with the SCF Bank, the supplier elects which individual invoices to sell to the SCF Bank. We then pay the SCF Bank on the invoice due date. We have no economic interest in a supplier’s decision to sell a receivable to the SCF Bank. The agreements between our suppliers and the SCF Bank are solely at their discretion and are negotiated directly between them. Our suppliers’ ability to continue using such agreements is primarily dependent upon the strength of our financial condition and guarantees issued by AES Corporation and Siemens Corporation, a subsidiary of Siemens AG, pursuant to the terms of the Credit Support and Reimbursement Agreement (as defined below). As of March 31, 2025, AES Corporation and Siemens Corporation issued guarantees of $50.0 million each, for a total of $100.0 million, to SCF Bank on our behalf.
As of March 31, 2025, two suppliers were actively participating in the supply chain financing program, and we had $0.05 million of payables outstanding subject to the program. All outstanding payments owed under the program are recorded within “Accounts payable” on the condensed consolidated balance sheets.
Shelf Registration Statement
On August 11, 2023, we filed an automatic shelf registration statement on Form S-3 with the SEC (the “Form S-3”) which became effective upon filing and will remain effective through August 11, 2026, subject to our continued eligibility to use such form. The Form S-3 allows us to offer and sell from time-to-time Class A common stock, preferred stock, depository shares, debt securities, warrants, purchase contracts or units comprised of any combination of these securities for our own account and allows certain selling stockholders to offer and sell 135,666,665 shares of Class A common stock in one or more offerings.
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
Asset-Based Lending Facility
On November 22, 2023, the Company entered into an asset-based syndicated credit agreement (the “ABL Credit Agreement”) by and among Fluence Energy, LLC, as parent borrower, Fluence Energy, Inc., as parent, the other borrowers party thereto, the other guarantors party thereto, the lenders party thereto (the “ABL Lenders”), and Barclays Bank PLC, as administrative agent, which was amended by the Master Assignment and Assumption and Issuing Bank Joinder, effective December 15, 2023, Amendment No. 1, dated April 8, 2024, and Amendment No. 2, dated May 8, 2024 (“Amendment No. 2”), which provided for revolving commitments in an aggregate principal amount of $400.0 million (the "ABL Facility"). The ABL Facility was secured by (i) a first priority pledge of Fluence Energy, Inc.’s equity interests in Fluence Energy, LLC and (ii) first priority security interests in, and mortgages on, substantially all tangible and intangible personal property and material fee-owned real property of Fluence Energy, Inc., Fluence Energy, LLC, and Fluence Energy Global Production Operation, LLC, in each case, subject to customary exceptions and limitations. Borrowings under the ABL Facility were scheduled to mature, and lending commitments thereunder would terminate, on November 22, 2027, which remains the maturity date of borrowings under the 2024 Revolver.
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
The 2024 Credit Agreement contains customary covenants for this type of financing, including, but not limited to, covenants that restrict our and certain of our subsidiaries’ ability to: incur indebtedness; incur liens; sell, transfer, or dispose of property and assets; make investments or acquisitions; pay dividends, make distributions or other restricted payments; and engage in affiliate transactions. The 2024 Credit Agreement limits our ability to make certain payments, including dividends and distributions on Fluence Energy, LLC's equity, the Company's equity and other restricted payments. Under the terms of the 2024 Credit Agreement, Fluence Energy, LLC and its subsidiaries are currently limited in their ability to pay cash dividends to, lend to, or make other investments in the Company, subject to certain exceptions. In addition, we are required to maintain (i) from the Amendment Effective Date through December 31, 2025, Total Liquidity of no less than $150,000,000, (ii) from January 1, 2026 and thereafter, Total Liquidity of no less than $100,000,000 or a Consolidated Leverage Ratio as of the last day of any Measurement Period not to exceed 3.50:1.00, and (iii) certain other financial requirements at each Guarantor Coverage Test Date. Such covenants are tested on a quarterly basis and upon the occurrence of other certain restricted payments, the incurrence of indebtedness, certain dispositions, and other specified transactions. As of March 31, 2025, we were in compliance with all such covenants.
The 2024 Credit Agreement contains customary events of default for this type of financing. If an event of default occurs with respect to a borrower, the lenders will be able to, among other things, terminate the commitments immediately, cash collateralize any outstanding letters of credit, declare any loans outstanding to be due and payable in whole or in part, and exercise other rights and remedies. The maturity date and the date of termination of lending commitments under the 2024 Credit Agreement both remain unchanged at November 22, 2027. As of March 31, 2025, there are no cash borrowings under the 2024 Revolver, and there are $67.5 million letters of credit outstanding under the 2024 Revolver, with remaining availability of $432.5 million, net of letters of credit issued.
Borrowings Against Note Receivable - Pledged as Collateral
In December 2022, we transferred $24.3 million in customer receivables to Standard Chartered Bank (“SCB”) in the Philippines for proceeds of $21.1 million. The receivables all related to our largest customer in that country. The underlying receivables transferred were previously aggregated into a long term note, with interest, and a maturity date of September 30, 2024. In April 2023, we aggregated and transferred an additional $30.9 million in receivables into a second long term note with the same customer to SCB for proceeds of $27.0 million, upon substantially similar terms as the December 2022 transfer and with a maturity date of December 27, 2024. These transactions were treated as secured borrowings as we did not transfer the entire note receivables due from the customer to SCB. We continued to receive quarterly interest income from the customer, while SCB was responsible for collecting payments on the principal balances which represented the initial receivable balances from the customer. We had no other continuing involvement or exposure related to the underlying receivables. On September 16, 2024 and December 27, 2024, $24.3 and $30.9 million of receivables, respectively, were paid in full, resulting in release of the corresponding notes and borrowings. For the six months ended March 31, 2025, the Company recorded net interest income of $0.0 million, which represents the aggregate of $0.5 million in interest income and $0.5 million in interest expense recorded in “Interest income, net.” For the six months ended March 31, 2024, the Company recorded net interest income of $0.2 million, which represents the aggregate of $2.3 million in interest income and $2.1 million in interest expense recorded in “Interest income, net.”
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
Commitments, Contingencies, and Off-Balance Sheet Arrangements
As of March 31, 2025, the Company had outstanding bank guarantees, parent guarantees, letters of credit, and surety bonds issued as performance security arrangements for a large number of customer projects. In addition, we have a limited number of parent company guarantees issued as payment security to certain vendors. The Company also has certain battery purchase obligations and spending requirements under our master supply agreement with suppliers. We are also party to both assurance and service-type warranties for various lengths of time. Refer to “Note 14 - Commitments and Contingencies” to our unaudited condensed financial statements included elsewhere in this Report for more information regarding our contingent obligations, including off-balance sheet arrangements, and legal contingencies.
Historical Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities for the periods presented.

	Six months ended March 31, 2025		Change	Change %
($ in thousands)	2025	2024
Net cash (used in) provided by operating activities	$(257,416)	$90,248	$(347,664)	385.2%
Net cash used in investing activities	$(12,760)	$(7,491)	$(5,269)	70.3%
Net cash provided by (used in) financing activities	$359,113	$(6,631)	$365,744	(5515.7)%
Net cash flows used in operating activities were $257.4 million for the six months ended March 31, 2025, compared to net cash provided by operating activities of $90.2 million for the six months ended March 31, 2024. The $347.7 million increase in net cash used in operating activities period over period was primarily due to a decrease in working capital balances of $275.3 million and an increase in net loss of $60.5 million. Below we describe in more detail the cash flows (used in) provided by operating activities for each period:
•Net cash flows used in operating activities of $257.4 million for the six months ended March 31, 2025 were primarily due to (i) net loss of $98.9 million, (ii) increases in inventory of $520.2 million due to cash expenditures on inventory, and (iii) decreases in accounts payable of $202.9 million due to the timing of payments to various vendors. These cash outflows were partially offset by net positive effects of changes in customer contract assets and liabilities. Specifically, deferred revenue, inclusive of related parties, increased in aggregate by $379.7 million and receivables, inclusive of trade, unbilled accounts receivable and receivables from related parties decreased in aggregate by $247.1 million due to timing of various customer project billings and cash collections in accordance with contract milestone payment schedules.

•Net cash flows provided by operating activities of $90.2 million for the six months ended March 31, 2024 were primarily driven by increases in (i) accounts payable of $182.6 million due to timing of payments to various vendors and (ii) deferred revenue, inclusive of related parties of $51.0 million due to timing of various customer project billings and cash collections in accordance with contract milestone payment schedules. These cash inflows were partially offset by (i) an increase in inventory, impacting cash flow negatively by $96.4 million, and (ii) net loss of $38.4 million.
Net cash flows used in investing activities were $12.8 million for the six months ended March 31, 2025, which were due to purchases of property and equipment of $6.5 million and capital expenditures on software of $6.3 million.
Net cash flows used in investing activities were $7.5 million for the six months ended March 31, 2024, which were due to capital expenditures on software of $5.0 million and to purchases of property and equipment of $2.5 million.
Net cash flows provided by financing activities were $359.1 million for the six months ended March 31, 2025, which were primarily related to the proceeds received from the issuance of the 2030 Convertible Senior Notes of $400.0 million, partially offset by (i) premiums paid for the purchases of the Capped Calls of $29.0 million and (ii) payments for the debt issuance costs related to the 2030 Convertible Senior Notes of $10.6 million.
Net cash flows used in financing activities were approximately $6.6 million for the six months ended March 31, 2024, which were primarily due to $4.3 million in payments related to debt issuances costs for the ABL Facility, and $3.9 million in payments for a previously acquired company (Nispera), partially offset by $1.6 million of proceeds from the exercise of stock options.
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
During the six months ended March 31, 2025, there were no significant changes in application of our critical accounting policies or estimation procedures from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our 2024 Annual Report and the notes to the audited consolidated financial statements appearing elsewhere in the 2024 Annual Report.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025, the end of the period covered by this Report. Based upon that evaluation, management concluded that, as of March 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2025, the Company completed implementation and began using a new enterprise resource planning ("ERP") system, which replaced its pre-existing operational and financial system. As a result of this implementation, the Company modified certain existing internal controls over financial reporting and implemented new controls and procedures related to the new ERP system.
There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
From time to time, we may be involved in litigation, government investigations, or other regulatory or legal proceedings relating to claims that arise out of our operations and business that cover a wide range of matters, including, but not limited to, securities litigation, intellectual property matters, commercial and contract disputes, insurance and property damage claims, labor and employment claims, personal injury claims, product liability claims, environmental claims, and warranty claims. Currently, there are no claims or proceedings against us that we believe will have a material adverse effect on our business, financial condition, results of operations, or cash flows. However, the results of any current or future litigation, government investigations, or other regulatory or legal proceedings cannot be predicted with certainty, and regardless of the outcome, we may incur significant costs and experience a diversion of management resources as a result of claims, litigation, government investigations, and other regulatory or legal proceedings.
For a description of our material pending legal contingencies, please see “Note 14 - Commitments and Contingencies”, to the unaudited condensed consolidated financial statements included elsewhere in this Report.

Item 1A. Risk Factors
There have been no material changes with respect to our risk factors previously disclosed in our 2024 Annual Report and in our Quarterly Report on Form 10-Q for the fiscal period ended December 31, 2024 filed with the SEC on February 10, 2025 (the “First Quarter Report”), other than as set forth below. You should carefully consider the risks described in Item 1A. "Risk Factors" of our 2024 Annual Report, Item 1A. “Risk Factors” of our First Quarter Report, and the risk factors below along with our unaudited condensed consolidated financial statements and the related notes, as well as our other public filings with the SEC, before making an investment decision. Our business, financial condition, and results of operations could be materially and adversely affected by any of these risks or uncertainties.
Our business and customer demand for our offerings depends in part on government incentives and/or regulations relating to or mandating the use of renewable energy and/or energy storage. The reduction, elimination, modification, expiration, or determination of inapplicability of such government incentives or regulations could reduce customer demand for our energy storage solutions, which could lead to adverse effects to our business, operating results, and cash flows.
Federal, state, local, and foreign government bodies provide incentives and/or regulations relating to mandating or encouraging use of renewable energy and/or energy storage to owners, end users, distributors, system integrators, and manufacturers of renewable energy and energy storage products and solutions to promote renewable electricity and energy storage in the form of rebates, tax credits, other financial incentives, procurement requirements and market structures. The range and duration of these incentives and regulations varies widely by jurisdiction. Our customers typically use our energy storage solutions for grid-connected applications wherein power is sold under a power purchase agreement or into an organized electric market. The reduction, elimination, modification, expiration, or determination of inapplicability of government incentives or regulations related to mandating or encouraging the use of grid-connected renewable electricity and/or energy storage may negatively affect the competitiveness of our offerings relative to conventional renewable sources of electricity and could harm or halt the growth of our industry and our business. These incentives and/or regulations may expire on a particular date, end when the allocated funding is exhausted or be reduced or terminated as renewable energy adoption rates increase or as a result of legal challenges, the adoption of new statutes or regulations or changes to existing regulations, new regulatory guidance, or the passage of time. Reductions, modification, terminations, or determination of inapplicability of government incentives and/or regulations may occur without warning. There is no guarantee that such policies, regulations, and incentives will continue to exist in current form, if at all. The reduction, modification, elimination, or expiration of such government incentives and/or regulations or determination of inapplicability of such government incentives or regulations could reduce customer demand for our offerings, lead to a loss of customers and potential customer projects, and could harm our business, operating results, and cash flows.
For example, in August 2022, the United States passed the Inflation Reduction Act of 2022 (the “IRA”), which includes incentives that support the adoption of energy storage solutions and services, including the “technology neutral” Investment Tax Credit (ITC) and Production Tax Credit (PTC) for projects placed in service after calendar year 2024, and changes to the non-“technology neutral” ITC and PTC for projects that started construction prior to the end of calendar year 2024 and are placed in service after calendar year 2022. The ITC is available for investments in a qualified storage facility, a qualified renewable energy and storage facility, or a qualified renewable energy facility, and the PTC is available for investments in a qualified renewable energy and storage facility or a qualified renewable energy facility. Prevailing wage and apprenticeship requirements apply to receive the full ITC and PTC value, and the credit value can be further increased if the project also qualifies for the domestic content bonus credit, the energy communities bonus credit, or the low-income bonus credit (only projects less than 5 megawatts alternating current are eligible for the low-income bonus). The IRA also includes a manufacturing production tax credit for specific renewable energy and battery storage related products and components manufactured in the U.S. To date, the IRA regulations and guidance issued by the U.S. Department of Treasury and Internal Revenue Service associated with these various tax credits, including but not limited to the ITC/PTC, ITC/PTC prevailing wage and apprenticeship requirements, bonus credits, and manufacturing production tax credit, have provided substantive clarity; however, there continues to be some uncertainty on certain aspects of the IRA and the related guidance as well uncertainty relating to potential future changes to the IRA. Such uncertainty has in the past caused certain customers to take an extended period to evaluate, negotiate, and enter into a energy storage project and may cause customers to do so in the future or may cause customers to delay projects as they navigate such uncertainty regarding the IRA and the related guidance as well as uncertainty relating to potential future changes to the IRA, which could have a material negative effect on our results of operations.

In addition, if we are unable to provide energy storage solutions that qualify our customers for the ITC/PTC domestic content bonus credit under the IRA on the timeline and in such quantities that we currently anticipate, then there may negative impact to our reputation, ability to compete in the market, demand from our customers, and our financial condition. Our competitors may be able to build a more robust domestic supply chain than Fluence and may be able to offer customers U.S. domestic content products in greater quantity and on a speedier timeline than we may be able to if our production of our battery components in the U.S. (e.g., modules, cells, enclosures, thermal management systems, and battery management systems) are delayed or hindered or otherwise negatively impacted. Such impacts would adversely impact our results of operations as well as our brand and ability to compete.
The full impact of the tax credits in the IRA, its accompanying guidance, and potential future changes in law that may apply to our business and operations cannot be known with certainty and we may not recognize the full extent of benefits we currently anticipate. We are continuing to evaluate the potential overall impact and applicability of these tax credits and any potential future changes in law on our business and operations. To the extent that any impacts from the IRA tax credits are less beneficial than currently anticipated, it may materially and adversely impact our business, financial condition, and results of operations. For example, there is ongoing discussion in Congress regarding potential changes to the manufacturing production tax credit under the IRA that would place restrictions on eligibility if the taxpayer taking the manufacturing production tax credit is a “foreign entity of concern” (“FEOC”), which may include Chinese and Russian domiciled entities. How a FEOC is defined and what exact restrictions may be required are unknown at this time. If FEOC restrictions relating to the manufacturing production tax credit become law, it may have negative consequences on certain of our U.S. suppliers, due to their respective ownership structure, and/or pricing, depending on the structure and applicability of the restrictions. As a result, the direct risks to our business from FEOC status are uncertain at this time, but any such designation of our suppliers or manufacturers as an FEOC in the future may impact our supplier or manufacturer base and cost structure for components used in our domestic content offerings, may impact eligibility for our offerings to qualify as domestic content under the IRA and qualify for certain tax credits, and may cause us to fail to recognize the currently anticipated benefits of our domestic content production, which would have a negative impact on our business and results of operations.
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
Changes in the global trade environment, including the imposition of new tariffs, changes to existing tariffs, and related general economic uncertainty, has impacted our business and operations and may adversely affect the amount or timing of our revenues, results of operations, and cash flows in the future.
In early 2025, the United States imposed significant new tariffs on nearly all products and components imported into the United States (including certain materials and components used in our energy storage solutions) and could propose additional tariffs or increases to those already in place, including current high tariffs on imports from China. The exact scope of any such tariffs that will remain in place or ultimately be implemented is not known at this time, and the ultimate impacts on our business and operations is uncertain.
Prior to these most recently enacted tariffs, in May 2024, the Biden administration announced a significant shift in the tariff framework for the energy storage industry. Under this new structure, the Section 301 tariff rate on lithium-ion non-EV batteries imported from China will increase from the current 7.5% to 25%, effective January 1, 2026. This change specifically targeted "batteries" as defined by U.S. Customs and Border Protection, encompassing battery energy storage systems, modules, and certain types of cells, including those used in our energy storage solutions. Under the May 2024 structure announced by the Biden administration, the Section 301 tariff rate on battery "parts"–including separators, electrolytes, cans, and electrodes remains at its current 25% level.
As of the filing date of this Report, covered imports relevant to our energy storage systems will be subject to the 125% China-specific “reciprocal tariff”, plus the current China-specific 20% “fentanyl-related tariff”, plus the 3.4% base tariff on all countries, plus the applicable Section 301 tariff. We have exposure to these tariffs, as we currently import components, including battery cells from China, into the United States for customers and projects in the United

States. Retaliatory tariffs imposed by other countries and the uncertainties surrounding domestic and foreign tariffs could also adversely impact demand for our products. If we fail to manage these dynamics successfully or mitigate the impact of tariffs, our gross margins and results of operations could be adversely affected. Although we have taken steps to ramp up domestic production of key products and components of our energy storage solutions in the United States to try to mitigate our potential exposure, there is no guarantee we will be able to do so successfully. We have and we may in the future also face unanticipated costs and delays in developing our domestic supply chain, and there is no guarantee we will be able to scale domestic production to the degree both in volume and as quickly as would be required to avoid material adverse impacts to the business and our results of operations from changes in the trade environment.
The economic uncertainty created by the rapid recent changes in tariff policy in the United States has and may continue to adversely impact the energy storage market and customer contracting activity. For instance, in response to this tariff-related uncertainty, we have mutually agreed with certain customers to delay entry into new energy storage solutions contracts and to pause active, currently signed contracts that are under project execution. We may also experience cancellation of customers’ orders of our energy storage solutions in the future due to such tariff uncertainty. Customer contracting behavior in response to the tariff-related uncertainty may in turn adversely impact our results of operations in the future.
In addition, currently there are ongoing investigations into certain additional tariffs on specific imports and trade practices that may result in tariffs and/or more restrictive trade duties and restrictions on components for our energy storage solutions that we import into the U.S. from overseas, including, but not limited to, an anti-circumvention and countervailing tariff investigation proceeding before the U.S. International Trade Commission and U.S. Department of Commerce regarding imported graphite active anode material (AAM) utilized in our energy storage solutions. Due to the uncertainty relating to the outcome of these various investigations, we cannot predict the ultimate impact the outcome of these investigations and any resulting tariffs or other trade actions could have to our business, financial condition, and results of operations.
The impact of the new tariffs announced in April 2025 is currently not reflected in our results of operations as of March 31, 2025. These existing or future tariffs or trade policy and resulting economic conditions may materially increase costs of certain components and our inventory costs, may increase our prices and reduce demand for our solutions, has and may further negatively affect our customers, suppliers, and manufacturing partners and their own respective businesses and operations, has and may further require significant attention from our management, and may significantly harm our business, prospects, financial condition, and operating results if we are unable to manage these impacts effectively.
Risks Related to the 2030 Convertible Senior Notes
Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition, and results of operations and impair our ability to satisfy our obligations under the 2030 Convertible Senior Notes.
As of March 30, 2025, we had approximately $400.0 million of indebtedness outstanding under the 2030 Convertible Senior Notes, and no cash borrowings outstanding under the 2024 Revolver (excluding $67.5 million letters of credit outstanding thereunder), with remaining availability of $432.5 million, net of letters of credit issued. All borrowings and obligations under the 2024 Revolver will be effectively senior to our obligations under the 2030 Convertible Senior Notes to the extent of the value of the assets securing such borrowings and obligations, and structurally senior to the 2030 Convertible Senior Notes as the 2030 Convertible Senior Notes are not guaranteed by Fluence Energy, LLC, a borrower under the 2024 Revolver.
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
We conduct all of our operations through our subsidiaries, including Fluence Energy, LLC; Fluence Energy, Inc. is a holding company. Accordingly, payment of interest or repayment of principal on our indebtedness, including the 2030 Convertible Senior Notes, is significantly dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, interest payment on debt they owe to us (including interest payments on the 2.25% Intercompany Subordinated Convertible Note issued by Fluence Energy, LLC to Fluence Energy, Inc., dated December 12, 2024 (the “Intercompany Convertible Note”)), debt repayment, or otherwise. None of our subsidiaries will guarantee the 2030 Convertible Senior Notes and our subsidiaries will not have any obligation to pay amounts due on the 2030 Convertible Senior Notes or to make funds available for that purpose. Noteholders are not entitled to rights under the Intercompany Convertible Note. Fluence Energy, LLC’s failure to make interest payments thereunder will not itself constitute a default or event of default under the indenture governing the 2030 Convertible Senior Notes. We have pledged our interest in the Intercompany Convertible Note to secure our obligations under the 2024 Revolver, and the Intercompany Convertible Note is subordinated in right of payment to Fluence Energy, LLC’s obligations under the 2024 Revolver and its other indebtedness. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness, including the 2030 Convertible Senior Notes. Each subsidiary is a distinct legal entity, and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. While the agreement governing our 2024 Revolver limits the ability of certain of our subsidiaries to incur restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to qualifications and exceptions. Additionally, the agreement governing our 2024 Revolver limits the ability of Fluence Energy, LLC to pay dividends or make other distributions to us, and substantially limits our ability to prepay or repay the principal amount of the 2030 Convertible Senior Notes with cash, upon conversion, maturity or otherwise. Furthermore, other holders of LLC Interests are entitled to participate pro rata with Fluence Energy, Inc. in dividends from Fluence Energy, LLC. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness, including the 2030 Convertible Senior Notes.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of our equity securities during the quarter ended March 31, 2025 that were not otherwise disclosed in a Current Report on Form 8-K.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)    None.

(b)    None.

(c)     Director and Officer Rule 10b5-1 Trading Arrangements
During the three months ended March 31, 2025, the following directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified, or terminated “Rule 10b5-1 trading arrangements” and/or “non-Rule 10b5-1 trading arrangements” (each as defined in Item 408 of Regulation S-K).
On March 3, 2025, Harald von Heynitz, a director of the Company, terminated a Rule 10b5-1 sales plan that was intended to satisfy the affirmative defense of Rule 10b5-1(c) (the “von Heynitz Plan”), which was originally adopted on December 21, 2024 and that was otherwise expected to remain in effect until the earlier of June 1, 2025 or such date the von Heynitz Plan was otherwise terminated according to its terms. The von Heynitz Plan provided for the potential sale of up to 40% of the gross number of shares received upon the vesting of 11,341 restricted stock units on March 20, 2025. No shares of Class A common stock were sold pursuant to the von Heynitz Plan prior to its termination.

Item 6. Exhibits
(a)The following exhibits are filed as part of this Report.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Fluence Energy, Inc.	8-K	001-40978	3.1	November 3, 2021
3.2	First Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Fluence Energy, Inc.	8-K	001-40978	3.1	December 22, 2022
3.3	Certificate of Retirement of 65,674,195 shares of Class B-1 Common Stock Fluence Energy, Inc.	8-K	001-40978	3.1	June 11, 2024
3.4	Amended and Restated Bylaws of Fluence Energy, Inc.	8-K	001-40978	3.2	November 3, 2021
10.1†*	Offer Letter, effective date April 1, 2025, between Fluence Energy, Inc. and Peter Williams
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

32.1**	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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

Fluence Energy, Inc.

Date: May 8, 2025	By:	/s/ Julian Nebreda
Julian Nebreda Chief Executive Officer and President (Principal Executive Officer)

Date: May 8, 2025	By:	/s/ Ahmed Pasha
Ahmed Pasha Senior Vice President and Chief Financial Officer (Principal Financial Officer)