Form 10-Q
period 2025-06-30
Fluence Energy, Inc.
filed 2025-08-11
CIK 1868941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 6, 2025, the registrant had 131,006,984 shares of Class A common stock outstanding and 51,499,195 shares of Class B-1 common stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025 (this “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Report are forward-looking statements. In particular, statements regarding our future results of operations and financial position, operational performance, the Company’s business, growth, and innovation strategy and the efficacy of our products and services to meet evolving needs, future market and industry growth and related opportunities for the Company, projected operating costs, our ability to differentiate our products and optimize our cost structure, our ability to compete, liquidity and access to capital, the timing of future revenue recognition, future capital expenditures and debt service obligations, the Company’s expected growth and demand for our energy storage solutions, services, and digital application offerings and the industry generally, relationships with new and existing customers and suppliers, introduction of new energy storage solutions, services, and digital application offerings and adoption of such offerings by customers, our domestic content strategy, assumptions relating to the Company’s tax receivable agreement, expectations relating to backlog, pipeline, contracted backlog, and order intake, current expectations relating to legal proceedings, impacts and benefits from the Inflation Reduction Act of 2022 (the “IRA”) and related domestic content guidelines on us and our customers, potential impact of the changes to the IRA pursuant to the One Big Beautiful Bill Act (“OBBBA”) and related executive orders and agency guidance on us, our customers, and our suppliers, the implementation and success of our compliance and risk mitigation strategies related to the foregoing regulatory impacts and uncertainty, potential or estimated impact of tariffs and uncertainty around U.S. and foreign trade policy on the Company, our suppliers, and our customers, potential impact from recent delays in ramp up of U.S. production facilities, and beliefs, assumptions, prospects, plans, and objectives of management, are forward-looking statements. In some cases, you may identify forward-looking statements by terms such as “may,” “possible,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “seeks,” “intends,” “targets,” “projects,” “contemplates,” “grows,” “believes,” “estimates,” “predicts,” “potential,” “commits,” “would,” or “continue” or the negative of these terms or other similar expressions. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
These forward-looking statements are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including, but not limited to, our relatively limited operating and revenue history as an independent entity and the nascent clean energy industry; anticipated increasing expenses in the future, and our ability to maintain prolonged profitability; fluctuations of our order intake and results of operations across fiscal periods; potential difficulties in maintaining manufacturing capacity and establishing expected mass manufacturing capacity in the future; risks relating to delays, disruptions, and quality control problems in our manufacturing operations; risks relating to quality and quantity of components provided by suppliers; risks relating to our status as a relatively low-volume purchaser as well as from supplier concentration and limited supplier capacity; risks relating to operating as a global company with a global supply chain; changes in the cost and availability of raw materials and underlying components; failure by manufacturers, vendors, and suppliers to use ethical business practices and comply with applicable laws and regulations; significant reduction in pricing or order volume or loss of one or more of our significant customers or their inability to perform under their contracts; risks relating to competition for our offerings and our ability to attract new customers and retain existing customers; ability to maintain and enhance our reputation and brand recognition; ability to effectively manage our recent and future growth and expansion of our business and operations; our growth depends in part on the success of our relationships with third parties; ability to attract and retain highly qualified personnel; risks associated with engineering and construction, utility interconnection, commissioning and installation of our energy storage solutions and products, cost overruns, and delays; risks relating to lengthy sales and installation cycle for our energy storage solutions; risks related to defects, errors, vulnerabilities and/or bugs in our products and technology; risks relating to estimation uncertainty related to our product warranties; fluctuations in currency exchange rates; risks related to our current and planned foreign operations; amounts included in our pipeline and contracted backlog may not result in actual revenue or translate into profits; risks related to acquisitions we have made or that we may pursue; events and incidents relating to storage, delivery, installation, operation, maintenance and shutdowns of our products; risks relating to our impacts to our customer relationships due to events and incidents during the project lifecycle of an energy storage solution; actual or threatened health epidemics, pandemics or similar public health threats; ability to obtain financial assurances for our projects; risks relating to whether renewable energy technologies are suitable for widespread adoption or if sufficient demand for our offerings do not develop or takes longer to develop than we anticipate; estimates on size of our total addressable market; barriers arising from current electric utility industry policies and regulations and any subsequent changes; risks relating to the cost of electricity available from alternative sources; macroeconomic uncertainty and market conditions; risk relating to interest rates or a reduction in the availability of tax equity or project debt capital in the global financial markets and corresponding effects on customers’ ability to finance energy storage systems and demand for our energy storage solutions; reduction, elimination, modification, expiration, or determination of inapplicability of government incentives or regulations relating to or mandating or encouraging use of renewable energy and/or energy storage or the potential of such reduction, elimination, modification, expiration, or determination of inapplicability of government incentives or regulations; decline in public acceptance of renewable energy, or delay, prevent, or increase in the cost of customer projects; severe weather events; increased attention to ESG matters; restrictions set forth in our current credit agreement and future debt agreements; uncertain ability to raise additional capital to execute on business opportunities; risks related to our 2030 Convertible Senior Notes (as defined herein); our ability to obtain, maintain and enforce proper protection for our intellectual property, including our technology; threat of lawsuits by third parties alleging intellectual property violations; adequate protection for our trademarks and trade names; ability to enforce our intellectual property rights; risks relating to our patent portfolio; ability to effectively protect data integrity of our technology infrastructure and other business systems; use of open-source software; failure to comply with third party license or technology agreements; inability to license rights to use technologies on reasonable terms; risks relating to compromises, interruptions, or shutdowns of our systems; changes in the global trade environment, including imposition of new tariffs, changes to existing tariffs, and related economic uncertainty; potential changes in tax laws or regulations; risks relating to environmental, health, and safety laws and potential obligations, liabilities and costs thereunder; failure to comply with data privacy and data security laws, regulations and industry standards; risks relating to potential future legal proceedings, regulatory disputes, and governmental inquiries; risks related to ownership of our Class A common stock; risks related to us being a “controlled company” within the meaning of the NASDAQ rules; risks relating to the terms of our amended and restated certificate of incorporation and amended and restated bylaws; risks relating to our relationship with our Founders (as defined herein) and our continuing equity owners; risks relating to conflicts of interest by our officers and directors due to positions with continuing equity owners; risks related to short-seller activists; we depend on distributions from Fluence Energy, LLC to pay our taxes and expenses and Fluence Energy, LLC’s ability to make such distributions may be limited or restricted in certain scenarios; risks arising out of the Tax Receivable Agreement (as defined herein); unanticipated changes in effective tax rates or adverse outcomes resulting from examination of tax returns; risks relating to improper and ineffective internal control over reporting to comply with Sarbanes-Oxley Act; risks relating to changes in accounting principles or their applicability to us; risks relating to estimates or judgments relating to our critical accounting policies; and the factors described under the headings Part I, Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 29, 2024 (the “2024 Annual Report”), and Part II, Item 1A. “Risk Factors” and Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Many of the important factors that will determine these results are beyond our ability to control or predict. Accordingly, you should not place undue reliance on any such forward-looking statements. We qualify all forward-looking statements contained in this Report by these cautionary statements. Any forward-looking statement speaks only as of the date on which it is made, and, except as otherwise required by law, we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Part I - Financial Information
Item 1. Financial Statements
FLUENCE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars in Thousands, except share and per share amounts)

	Unaudited
	June 30, 2025	September 30, 2024
Assets
Current assets:
Cash and cash equivalents	$436,322	$448,685
Restricted cash	23,566	46,089
Trade receivables, net	152,557	216,458
Unbilled receivables	151,361	172,115
Receivables from related parties	158,376	362,523
Advances to suppliers	214,055	174,532
Inventory, net	654,301	182,601
Current portion of notes receivable - pledged as collateral	—	30,921
Other current assets	59,158	46,519
Total current assets	1,849,696	1,680,443
Non-current assets:
Property and equipment, net	$46,321	$15,350
Intangible assets, net	62,273	60,002
Goodwill	28,665	27,482
Deferred income tax asset	2,525	8,880
Other non-current assets	85,670	110,031
Total non-current assets	225,454	221,745
Total assets	$2,075,150	$1,902,188
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$255,645	$436,744
Deferred revenue	545,222	274,499
Deferred revenue with related parties	47,790	38,162
Current portion of borrowings against note receivable - pledged as collateral	—	30,360
Personnel related liabilities	22,546	58,584
Accruals and provisions	221,508	338,311
Taxes payable	7,019	57,929
Other current liabilities	25,104	24,246
Total current liabilities	1,124,834	1,258,835
Non-current liabilities:
Deferred income tax liability	$7,507	$7,114
Convertible senior notes, net	390,356	—
Other non-current liabilities	31,609	29,100
Total non-current liabilities	429,472	36,214
Total liabilities	1,554,306	1,295,049
Stockholders’ Equity:
Preferred stock, $0.00001 per share, 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2025 and September 30, 2024	—	—
Class A common stock, $0.00001 par value per share, 1,200,000,000 shares authorized; 131,675,553 shares issued and 130,860,218 shares outstanding as of June 30, 2025; 130,207,845 shares issued and 129,421,797 shares outstanding as of September 30, 2024, respectively	1	1
Class B-1 common stock, $0.00001 par value per share, 134,325,805 shares authorized; 51,499,195 shares issued and outstanding as of June 30, 2025; 134,325,805 shares authorized; 51,499,195 shares issued and outstanding as of September 30, 2024	—	—
Class B-2 common stock, $0.00001 par value per share, 200,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2025 and September 30, 2024	—	—
Treasury stock, at cost	(9,950)	(9,460)
Additional paid-in capital	623,228	634,851
Accumulated other comprehensive income (loss)	11,813	(1,840)
Accumulated deficit	(217,708)	(151,448)
Total stockholders’ equity attributable to Fluence Energy, Inc.	407,384	472,104
Non-Controlling interests	113,460	135,035
Total stockholders’ equity	520,844	607,139
Total liabilities and stockholders’ equity	$2,075,150	$1,902,188
The accompanying notes are an integral part of these condensed consolidated statements.

FLUENCE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(U.S. Dollars in Thousands, except share and per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Revenue	$566,926	$328,091	$947,532	$856,125
Revenue from related parties	35,607	155,226	273,407	614,289
Total revenue	602,533	483,317	1,220,939	1,470,414
Cost of goods and services	513,434	400,272	1,068,057	1,286,803
Gross profit	89,099	83,045	152,882	183,611
Operating expenses:
Research and development	26,011	14,976	65,325	47,843
Sales and marketing	19,822	14,773	59,213	41,271
General and administrative	35,603	45,106	113,722	126,901
Depreciation and amortization	3,628	3,624	9,386	8,589
Interest expense (income), net	1,083	(1,300)	733	(4,554)
Other (income) expense, net	(8,519)	562	(4,315)	(410)
Income (loss) before income taxes	11,471	5,304	(91,182)	(36,029)
Income tax expense	4,577	4,229	869	1,328
Net income (loss)	$6,894	$1,075	$(92,051)	$(37,357)
Net income (loss) attributable to non-controlling interest	$642	$290	$(25,791)	$(12,230)
Net income (loss) attributable to Fluence Energy, Inc.	$6,252	$785	$(66,260)	$(25,127)

Weighted average number of Class A common shares outstanding:
Basic	130,723,258	127,910,081	130,062,109	125,273,648
Diluted	183,645,493	184,219,065	130,062,109	125,273,648
Income (loss) per share of Class A common stock:
Basic	$0.05	$0.01	$(0.51)	$(0.20)
Diluted	$0.01	$—	$(0.51)	$(0.20)
The accompanying notes are an integral part of these condensed consolidated statements.

FLUENCE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(U.S. Dollars in Thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$6,894	$1,075	$(92,051)	$(37,357)

Gain (loss) on foreign currency translation, net of tax	13,405	900	16,768	(428)
(Loss) gain on cash flow hedges, net of tax	(5,412)	(3,243)	2,287	(1,883)
Total other comprehensive income (loss)	7,993	(2,343)	19,055	(2,311)
Total comprehensive income (loss)	$14,887	$(1,268)	$(72,996)	$(39,668)
Comprehensive income (loss) attributable to non-controlling interest	$2,905	$(384)	$(20,389)	$(12,911)
Total comprehensive income (loss) attributable to Fluence Energy, Inc.	$11,982	$(884)	$(52,607)	$(26,757)
The accompanying notes are an integral part of these condensed consolidated statements.

FLUENCE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(U.S. Dollars in Thousands, except Shares)

	Class A Common Stock		Class B-1 Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Non-Controlling interest	Total stockholders’ equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance March 31, 2025	130,451,861	$1	51,499,195	—	$615,996	$(223,960)	$6,083	815,335	$(9,950)	$110,893	$499,063
Net income	—	—	—	—	—	6,252	—	—	—	642	6,894
Stock-based compensation	193,151	—	—	—	6,367	—	—	—	—	—	6,367
Effect of remeasurement of non-controlling interest due to other share transactions	—	—	—	—	338	—	—	—	—	(338)	—
Proceeds from exercise of stock options	215,206	—	—	—	527	—	—	—	—	—	527
Gain on foreign currency translation, net of tax	—	—	—	—	—	—	9,611	—	—	3,794	13,405
Loss on cash flow hedges, net of tax	—	—	—	—	—	—	(3,881)	—	—	(1,531)	(5,412)
Balance June 30, 2025	130,860,218	$1	51,499,195	—	$623,228	$(217,708)	$11,813	815,335	$(9,950)	$113,460	$520,844

	Class A Common Stock		Class B-1 Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Non-Controlling interest	Total stockholders’ equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at September 30, 2024	129,421,797	$1	51,499,195	—	$634,851	$(151,448)	$(1,840)	786,048	$(9,460)	$135,035	$607,139
Net loss	—	—	—	—	—	(66,260)	—	—	—	(25,791)	(92,051)
Stock-based compensation	746,481	—	—	—	15,459	—	—	—	—	—	15,459
Class A common stock withheld related to settlement of employee taxes for stock-based compensation awards	(29,287)	—	—	—	—	—	—	29,287	(490)	—	(490)
Effect of remeasurement of non-controlling interest due to other share transactions	—	—	—	—	1,186	—	—	—	—	(1,186)	—
Proceeds from exercise of stock options	721,227	—	—	—	1,767	—	—	—	—	—	1,767
Purchases of Capped Calls related to 2023 Convertible Senior Notes	—	—	—	—	(29,000)	—	—	—	—	—	(29,000)
Distribution to AES Grid Stability	—	—	—	—	(1,035)	—	—	—	—	—	(1,035)
Gain on foreign currency translation, net of tax	—	—	—	—	—	—	12,026	—	—	4,742	16,768
Gain on cash flow hedges, net of tax	—	—	—	—	—	—	1,627	—	—	660	2,287
Balance June 30, 2025	130,860,218	$1	51,499,195	—	$623,228	$(217,708)	$11,813	815,335	$(9,950)	$113,460	$520,844

	Class A Common Stock		Class B-1 Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Non-Controlling interest	Total stockholders’ equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at March 31, 2024	127,387,538	1	51,499,195	—	617,793	(200,076)	3,241	694,423	(7,885)	118,662	531,736
Net income	—	—	—	—	—	785	—	—	—	290	1,075
Stock-based compensation	463,449	—	—	—	6,140	—	—	—	—	—	6,140
Class A common stock withheld related to settlement of employee taxes for stock-based compensation awards	(68,522)	—	—	—	—	—	—	68,522	(1,155)	—	(1,155)
Effect of remeasurement of non-controlling interest due to other share transactions	—	—	—	—	1,266	—	—	—	—	(1,266)	—
Proceeds from exercise of stock options	1,111,117	—	—	—	2,724	—	—	—	—	—	2,724
Gain on foreign currency translation, net of tax							642			258	900
Loss on cash flow hedges, net of tax	—	—	—	—	—	—	(2,311)	—	—	(932)	(3,243)
Balance June 30, 2024	128,893,582	$1	51,499,195	$—	$627,923	$(199,291)	$1,572	762,945	$(9,040)	$117,012	$538,177

	Class A Common Stock		Class B-1 Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Non-Controlling interest	Total stockholders’ equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at September 30, 2023	118,903,435	1	58,586,695	—	581,104	(174,164)	3,202	689,974	(7,797)	153,984	556,330
Net loss	—	—	—	—	—	(25,127)	—	—	—	(12,230)	(37,357)
Stock-based compensation	839,112	—	—	—	18,386	—	—	—	—	—	18,386
Effect of AES Grid Stability redemption of Class B-1 common stock for Class A common stock	7,087,500	—	(7,087,500)	—	21,428	—	—	—	—	(21,428)	—
Class A common stock withheld related to settlement of employee taxes for stock-based compensation awards	(72,971)	—	—	—	—	—	—	72,971	(1,243)	—	(1,243)
Effect of remeasurement of non-controlling interest due to other share transactions	354,134	—	—	—	2,633	—	—	—	—	(2,633)	—
Proceeds from exercise of stock options	1,782,372	—	—	—	4,372	—	—	—	—	—	4,372
Loss on foreign currency translation, net of tax	—	—	—	—	—	—	(289)	—	—	(139)	(428)
Loss on cash flow hedges, net of tax	—	—	—	—	—	—	(1,341)	—	—	(542)	(1,883)
Balance June 30, 2024	128,893,582	$1	51,499,195	$—	$627,923	$(199,291)	$1,572	762,945	$(9,040)	$117,012	$538,177

The accompanying notes are an integral part of these condensed consolidated statements.

FLUENCE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(U.S. Dollars in Thousands)

	Nine Months Ended June 30,
	2025	2024
Operating activities
Net loss	$(92,051)	$(37,357)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	18,929	10,395
Amortization of debt issuance costs	3,072	1,420
Inventory provision	(811)	15,467
Stock-based compensation	15,459	18,386
Deferred income taxes	5,814	295
Changes in operating assets and liabilities:
Trade receivables, net	64,761	4,811
Unbilled receivables	22,357	97,076
Receivables from related parties	204,158	(42,424)
Advances to suppliers	(38,415)	(46,999)
Inventory	(469,694)	(257,916)
Other current assets	20,524	(35,381)
Other non-current assets	(23,504)	(8,029)
Accounts payable	(180,842)	256,264
Deferred revenue with related parties	9,598	(73,564)
Deferred revenue	264,498	131,073
Accruals and provisions	(118,359)	37,139
Taxes payable	(56,187)	1,913
Other current liabilities	(65,617)	22,425
Other non-current liabilities	5,029	(25,838)
Net cash (used in) provided by operating activities	(411,281)	69,156
Investing activities
Capital expenditures on software	(10,023)	(8,606)
Purchase of property and equipment	(10,024)	(4,838)
Net cash used in investing activities	(20,047)	(13,444)
Financing activities
Class A common stock withheld related to settlement of employee taxes for stock-based compensation awards	(490)	(1,243)
Proceeds from issuance of 2030 Convertible Senior Notes	400,000	—
Purchases of Capped Calls related to 2030 Convertible Senior Notes	(29,000)	—
Payment for debt issuance costs	(12,132)	(5,004)
Payments for acquisitions	—	(3,892)
Proceeds from exercise of stock options	1,767	4,372
Distribution to AES Grid Stability	(1,035)	—
Principal payments on finance leases	(465)	—
Net cash provided by (used in) financing activities	358,645	(5,767)
Effect of exchange rate changes on cash and cash equivalents	13,865	632
Net (decrease) increase in cash, cash equivalents, and restricted cash	(58,818)	50,577
Cash, cash equivalents, and restricted cash as of the beginning of the period	518,706	462,731
Cash, cash equivalents, and restricted cash as of the end of the period	$459,888	$513,308
Supplemental Cash Flows Information
Interest paid	$7,876	$2,178
Cash (refund) paid on income taxes	$(1,429)	$1,719
The accompanying notes are an integral part of these condensed consolidated statements.

FLUENCE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.    Organization and Operations
Fluence Energy, Inc., a Delaware corporation (the “Company”), was formed on June 21, 2021. We conduct our business operations through Fluence Energy, LLC, and its direct and indirect subsidiaries. Fluence Energy, LLC was formed on June 30, 2017 as a joint venture between Siemens Industry, Inc. (“Siemens Industry”), an indirect subsidiary of Siemens AG (“Siemens”), and AES Grid Stability, LLC (“AES Grid Stability”), an indirect subsidiary of The AES Corporation (“AES”), and commenced operations on January 1, 2018. We refer to Siemens Industry and AES Grid Stability as the “Founders” in this Quarterly Report on Form 10-Q for the period ended June 30, 2025 (this “Report”).
Fluence Energy, Inc. is a holding company whose sole material assets are the limited liability company interests (the “LLC Interests”) in Fluence Energy, LLC. All of our business is conducted through Fluence Energy, LLC, together with its subsidiaries, and the financial results of Fluence Energy, LLC are consolidated in our financial statements. Fluence Energy, LLC is taxed as a partnership for federal income tax purposes and, as a result, its members, including Fluence Energy, Inc., pay income taxes with respect to their allocable shares of its net taxable income. As of June 30, 2025, Fluence Energy, LLC had subsidiaries operating in Germany, Australia, Philippines, Chile, the Netherlands, the United States, India, Singapore, United Kingdom, Canada, Taiwan, Ireland, Japan, and Switzerland. Except where the context clearly indicates otherwise, “Fluence,” “we,” “us,” “our,” or the “Company” refers to Fluence Energy, Inc. and all of its direct and indirect subsidiaries, including Fluence Energy, LLC.
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
Secondary Offering and AES Redemption
On December 8, 2023, AES Grid Stability, Siemens Pension-Trust e.V. (“Siemens Pension Trust”), and Qatar Holding LLC (“QHL” and together with AES Grid Stability and Siemens Pension Trust in such context, the “Selling Stockholders”) closed an underwritten public offering (the “Offering”) of 18,000,000 shares of Class A common stock, par value $0.00001 per share of the Company (the “Class A common stock”). The Company did not sell any of its shares of Class A common stock in the Offering and the Company did not receive any proceeds from the Offering.
In conjunction with the Offering, AES Grid Stability exercised its redemption right pursuant to the terms of the Third Amended and Restated Limited Liability Agreement of Fluence Energy, LLC, dated October 27, 2021, as may be amended from time to time with respect to 7,087,500 LLC Interests held by AES Grid Stability, together with the corresponding cancellation of an equivalent number of shares of Class B-1 common stock, par value $0.00001 per share of the Company (the “Class B-1 common stock”) (the “AES Redemption”). The Company elected to settle the AES Redemption through the issuance of 7,087,500 shares of the Company’s Class A common stock. The AES Redemption settled on December 8, 2023. All of the 7,087,500 shares issued to AES Grid Stability in connection with the AES Redemption were sold in the Offering.
The AES Redemption increased the beneficial ownership interest of the Company in Fluence Energy, LLC to 71.12% as of December 8, 2023. The impact of the change in ownership interest did not result in a change in control. The AES Redemption has been accounted for as an equity transaction and the carrying amount of the non-controlling interest has been adjusted. Refer to the condensed consolidated statements of changes in stockholders’ equity included herein for more information on the impacts of the redemption to stockholder’s equity.
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

Non-Controlling Interest
As the sole managing member of Fluence Energy, LLC, Fluence Energy, Inc. operates and controls all the business and affairs of Fluence Energy, LLC and, through Fluence Energy, LLC and its direct and indirect subsidiaries, conducts the Company’s business. Fluence Energy, LLC is a variable interest entity, of which Fluence Energy, Inc. beneficially owns an interest as of June 30, 2025. For accounting purposes, Fluence Energy, Inc. is considered the primary beneficiary and therefore consolidates the results of Fluence Energy, LLC and its direct and indirect subsidiaries. The table below summarizes the ownership structure at the end of each respective period:

	June 30, 2025	September 30, 2024
Controlling Interest Ownership	71.76%	71.53%
Non-Controlling Interest Ownership (AES)	28.24%	28.47%
Unaudited Interim Financial Information
The accompanying condensed consolidated financial statements as of June 30, 2025, and for the three and nine months ended June 30, 2025 and 2024 are unaudited. These financial statements should be read in conjunction with the Company’s audited financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2024 filed with the SEC on November 29, 2024 (the “2024 Annual Report”). In our opinion, such unaudited financial statements reflect all adjustments, including normal recurring items, that are necessary for the fair statement of the Company’s financial position as of June 30, 2025, the results of its operations for the three and nine months ended June 30, 2025 and 2024, and its cash flows for the nine months ended June 30, 2025 and 2024. The financial data and other information disclosed in these notes related to the three and nine months ended June 30, 2025 and 2024 are also unaudited. The results for the three and nine months ended June 30, 2025 and 2024 are not necessarily indicative of results for the full year ending September 30, 2025 and 2024, any other interim periods, or any future year or period. The balance sheet as of September 30, 2024 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted in the interim financial statements.
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
The Company typically retains cash for operations within one or more bank accounts. Our U.S. bank accounts may hold cash in excess of the FDIC limit of $250,000. As a result, we are subject to concentration risk associated with the underlying custodial banks with whom deposits of cash and cash equivalents in excess of the FDIC limits are held. If access to any bank accounts is delayed or suspended indefinitely, it could have a material adverse impact on the Company’s ability to meet its financial obligations required for operations.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash at the end of each respective period as shown in the Company’s condensed consolidated balance sheets.

in thousands	June 30, 2025	September 30, 2024
Cash and cash equivalents	$436,322	$448,685
Restricted cash	23,566	46,089
Restricted cash included in “Other non-current assets”	—	23,932
Total cash, cash equivalents and restricted cash	$459,888	$518,706
Restricted cash at the end of each respective period consisted of the following:

in thousands	June 30, 2025	September 30, 2024
Collateral for credit card program	$6,335	$2,757
Collateral for outstanding bank guarantees	7,291	31,360
Collateral for surety program	9,866	9,551
Term deposits	74	2,421
Collateral for surety program included in “Other non-current assets”	—	23,932
Total restricted cash	$23,566	$70,021
Revenue and Cost Recognition
The Company’s revenue recognition policy included herein is based on the application of Accounting Standards Codification - Revenue from Contracts with Customers (ASC 606). As of June 30, 2025, the Company’s revenue was generated primarily from the sale of energy storage products and solutions, providing operational services, and the sale of digital applications and solutions.
Revenue from Energy Storage Products and Solutions: The Company enters into contracts with utility companies, developers, and commercial and industrial customers to design and build battery-based energy storage products and solutions. Our projects have a lead time from the date of contract execution to substantial completion, typically ranging from approximately twelve up to eighteen months. Generally, we must design the project, as each storage solution is customized depending on the customer’s energy needs, procure the major equipment, obtain manufacturing slots from our contract manufacturers, coordinate the logistics, and assemble the solution prior to delivery and installation at our customer project sites. These actions must be completed timely to adhere to customer schedules and milestones. Depending on the scope of the project, we may be responsible for the installation of the equipment. After the equipment is installed, we are responsible for commissioning. The Company recognizes revenue over time as we transfer control of our product to the customer. This transfer of control to the customer occurs as the project is being built in accordance with the contract or is supported by clauses in the contracts that provide enforceable rights to payment of the transaction price associated with work performed to date for products that do not have an alternative use to the Company. Revenue is recognized using the percentage of completion (“POC”) method based on actual cost incurred as a percentage of total estimated contract costs. Standard inventory materials (including batteries, enclosures, chillers, and others, which are assembled into “cubes”) that could be used interchangeably on other projects are included in our measure of progress when they are integrated into, or restricted to a specific customer’s project such that we no longer have the ability to direct their use for other purposes. Contract costs include all direct material and labor costs related to contract performance. As the cost of the assembled cubes comprise a substantial portion of the total estimated contract costs, our pattern of revenue recognition may vary materially from period to period. Our judgement on when costs should be included in the measure of progress has a material impact on revenue recognition.
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
Our contracts generally provide our customers the right to liquidated damages (“LDs”) against Fluence in the event specified milestones are not met on time or equipment is not delivered according to contract specifications. Liquidated damages are accounted for as variable consideration and the contract price is reduced by the expected LD amount when recognizing revenue. The existence and measurement of LDs may also be impacted by our judgments about the probability of favorable outcomes of customer disputes involving whether certain events qualify as force majeure or the reason for the events that caused project delays. Variable consideration for LDs is estimated using the expected value method. As of June 30, 2025 and September 30, 2024, transaction prices have been reduced to reflect estimates of variable consideration primarily related to LDs of $78.1 million and $78.4 million, respectively.
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
During the nine months ended June 30, 2025 and June 30, 2024, the Company capitalized $6.1 million and $7.0 million, respectively, of internal-use software.
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
During the nine months ended June 30, 2025 and June 30, 2024, the Company capitalized $12.2 million and $24.6 million, respectively, of software development costs related to hosting arrangements.
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
During the nine months ended June 30, 2025 and June 30, 2024, the Company capitalized $3.4 million and $1.6 million, respectively, of external-use software to be sold.
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

Recent Accounting Standards Adopted
The following table presents accounting standards adopted during the nine months ended June 30, 2025.

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

3.    Income (loss) per Share
As of June 30, 2025, the Company has two classes of common stock outstanding, Class A and Class B-1. Income (loss) per share is calculated and reported under the “two-class” method. The “two-class” method is an earnings allocation method under which income (loss) per share is calculated for each class of common stock considering both distributions declared or accumulated and participation rights in undistributed earnings as if all such loss had been distributed during the period.
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
The following table presents the potentially dilutive securities that were excluded from the computation of diluted income (loss) per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Class B-1 common stock	—	—	51,499,195	51,499,195
Shares underlying the conversion option in the 2030 Convertible Senior Notes	18,738,880	—	18,738,880	—
Outstanding pre-IPO options issued pursuant to the 2020 Unit Option Plan	1,222,197	445,959	2,376,486	3,492,867
Outstanding phantom units	—	—	—	—
Outstanding restricted stock units (“RSUs”)	2,431,460	1,076,589	2,595,352	1,887,787
Outstanding performance share units (“PSUs”)	986,767	356,973	986,767	386,373
Outstanding non-qualified stock options (“NQSOs”)	472,381	165,521	472,381	165,521
Outstanding restricted stock (“Nispera equity”)	—	37,221	—	177,067
Basic and diluted income (loss) per share of Class A common stock for the three and nine months ended June 30, 2025 and 2024, respectively, have been computed as follows:

	Three Months Ended June 30,
	2025			2024
In thousands, except share and per share amounts	Income	Shares	$ per Share	Income	Shares	$ per Share
Basic income per Share
Net income attributable to Fluence Energy, Inc.	$6,252	130,723,258	$0.05	$785	127,910,081	$0.01
Effect of Dilutive Securities
Class B-1 common stock	(4,266)	51,499,195		16	51,499,195
Pre-IPO options	—	1,197,408		—	3,694,977
Phantom units	—	—		—	—
RSUs	—	225,632		—	945,566
PSUs	—	—		—	29,400
NQSOs	—	—		—	—
Nispera equity	—	—		—	139,846
Diluted Income per Share
Net income attributable to Fluence Energy, Inc	$1,986	183,645,493	$0.01	$801	184,219,065	$—

	Nine Months Ended June 30,
	2025			2024
In thousands, except share and per share amounts	Loss	Shares	$ per Share	Loss	Shares	$ per Share
Basic Loss per Share
Net loss attributable to Fluence Energy, Inc.	$(66,260)	130,062,109	$(0.51)	$(25,127)	125,273,648	$(0.20)
Diluted Loss per Share
Net loss attributable to Fluence Energy, Inc.	$(66,260)	130,062,109	$(0.51)	$(25,127)	125,273,648	$(0.20)

4.    Revenue from Contracts with Customers
Revenue is primarily derived from sales of our energy storage products and solutions. The following table presents the Company’s revenue disaggregated by product or service type:

In thousands	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Revenue from energy storage products and solutions	$583,812	$472,569	$1,150,893	$1,443,786
Revenue from services	16,933	9,545	65,488	22,818
Revenue from digital applications and solutions	1,788	1,203	4,558	3,810
Total	$602,533	$483,317	$1,220,939	$1,470,414
The following table presents the Company’s revenue disaggregated by geographical region. Revenues are attributed to regions based on location of customers:

In thousands	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Americas (North, Central, and South America)	$275,328	$202,971	$598,965	$995,963
APAC (Asia Pacific)	93,368	104,330	198,526	244,409
EMEA (Europe, Middle-East, and Africa)	233,837	176,016	423,448	230,042
Total	$602,533	$483,317	$1,220,939	$1,470,414
Customer Concentration
For the nine months ended June 30, 2025 and 2024, the Company’s top two customers, in the aggregate, accounted for approximately 40% and 59% of total revenue, respectively.
Deferred Revenue
Deferred revenue from related parties is included in the Company’s condensed consolidated balance sheets. The following table provides information about deferred revenue from contracts with customers:

In thousands	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Deferred revenue, beginning of period	$648,090	$398,639	$274,499	$273,164
Additions	236,057	192,851	487,626	335,808
Revenue recognized related to amounts that were included in beginning balance of deferred revenue	(338,925)	(181,878)	(216,903)	(199,360)
Deferred revenue end of period	$545,222	$409,612	$545,222	$409,612

In thousands	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Deferred revenue from related parties, beginning of period	$34,774	$46,694	$38,162	$110,274
Additions	17,839	19,052	37,899	35,980
Revenue recognized related to amounts that were included in beginning balance of deferred revenue	(4,823)	(29,004)	(28,271)	(109,512)
Deferred revenue from related parties, end of period	$47,790	$36,742	$47,790	$36,742

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
As of June 30, 2025, the Company had $4.9 billion of remaining performance obligations related to contractual commitments, of which we expect to recognize in revenue approximately 49% in the next 12 months, with the remainder recognized in revenue in periods thereafter.

5.    Inventory, Net
Inventory consisted of the following:

In thousands	June 30, 2025			September 30, 2024
	Cost	Provision	Net	Cost	Provision	Net
Cubes, batteries, and other equipment	$665,176	$(22,696)	$642,480	$200,171	$(25,012)	$175,159
Spare parts	12,222	(401)	11,821	7,572	(130)	7,442
Total	$677,398	$(23,097)	$654,301	$207,743	$(25,142)	$182,601

6.    Other Current Assets
Other current assets consisted of the following amounts:

In thousands	June 30, 2025	September 30, 2024
Taxes recoverable	$20,638	$23,962
Prepaid expenses	24,006	10,370
Prepaid insurance	3,446	2,069
Current portion of recoverable warranty costs from suppliers	5,691	5,013
Other	5,377	5,105
Total	$59,158	$46,519
7.    Intangible Assets, Net
Intangible assets are stated at amortized cost and consisted of the following:

In thousands	June 30, 2025			September 30, 2024
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Patents and licenses	$28,862	$(14,423)	$14,439	$28,765	$(12,950)	$15,815
Developed technology	32,013	(10,252)	21,761	30,842	(7,966)	22,876
Customer relationship	4,839	(2,828)	2,011	4,624	(2,104)	2,520
Trade names/Trademarks	5,382	(4,480)	902	5,329	(3,984)	1,345
Capitalized internal-use software	21,902	(6,415)	15,487	15,562	(3,010)	12,552
Capitalized software to be sold	8,977	(1,304)	7,673	5,584	(690)	4,894
Total	$101,975	$(39,702)	$62,273	$90,706	$(30,704)	$60,002
Intangible assets are amortized over their estimated useful lives on a straight-line basis. Total amortization expense for the three months ended June 30, 2025 and 2024 was $3.8 million and $2.2 million, respectively. The amortization expense for the three months ended June 30, 2025 and 2024 included $1.5 million and $0.8 million for capitalized software, respectively. The amortization expense for the nine months ended June 30, 2025 and 2024 was $9.0 million and $6.2 million, respectively. The amortization expense for the nine months ended June 30, 2025 and 2024 included $4.0 million and $1.8 million for capitalized software, respectively.

8.    Goodwill
No impairment was recognized for the nine months ended June 30, 2025 or 2024. The following table presents the goodwill activity for the nine months ended June 30, 2025 and 2024:

In thousands	June 30,
	2025	2024
Goodwill, Beginning of the period	$27,482	$26,020
Foreign currency adjustment	1,183	317
Goodwill, End of the period	$28,665	$26,337
9.    Leases
The Company’s right-of-use assets and lease liabilities primarily relate to offices, warehouses, and production lines. The Company’s leases generally have remaining lease terms of one year to ten years. Certain of the Company’s leases contain renewal, extension, or termination options. The Company assesses each option on an individual basis and will only include options reasonably certain of exercise in the lease term. The Company generally considers the base term to be the term provided in the contract. None of the Company’s operating lease agreements contain material options to purchase the leased property, material residual value guarantees, or material restrictions or covenants.
On May 31, 2025, the Company entered into a finance lease agreement for the U.S. battery module production line in Utah. The production line has a useful life of three years. The lease is classified as a finance lease under ASC 842.
The amounts of assets and liabilities and other information for the Company’s operating and finance leases are as follows:

In thousands	Balance Sheet Caption	June 30, 2025	September 30, 2024
Right-of-use assets:
Operating leases	Other non-current assets	$12,918	$8,186
Finance leases	Property and equipment, net	24,119	—
Total right-of-use assets		37,037	8,186

Lease liabilities:
Operating leases	Other current liabilities	$7,083	$3,064
	Other non-current liabilities	6,689	5,492
Finance leases	Other current liabilities	5,389	—
	Other non-current liabilities	—	—
Total lease liabilities		$19,161	$8,556
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

In thousands	June 30, 2025	September 30, 2024
Accruals	$184,877	$287,566
Accruals with related parties	6,737	6,099
Accruals for software development costs	—	10,903
Provisions for expected project losses	12,365	14,652
Current portion of warranty accrual	17,529	19,091
Total	$221,508	$338,311

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
2024 Revolver
On August 6, 2024, Fluence Energy, Inc. entered into Amendment Number Three ("Amendment No. 3") to that certain ABL Credit Agreement by and among Fluence Energy, LLC, as parent borrower, the Company, as parent, the other borrowers party thereto, the other guarantors party thereto, the lenders party thereto, and Citibank, N.A., as administrative agent (as successor to Barclays Bank PLC) (such agreement, as so amended, the "2024 Credit Agreement") in order to (i) convert the existing ABL Facility to a senior secured cash flow revolving credit facility in an initial aggregate principal amount of up to $500.0 million (the "2024 Revolver"), (ii) replace Barclays Bank PLC as administrative agent under the 2024 Credit Agreement with Citibank, N.A., and (iii) make certain other modifications to the 2024 Credit Agreement as set forth therein. Capitalized terms used in this subsection that are not otherwise defined are defined in the 2024 Credit Agreement.
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
The 2024 Credit Agreement contains customary covenants for this type of financing, including, but not limited to, covenants that restrict our and certain of our subsidiaries’ ability to: incur indebtedness; incur liens; sell, transfer, or dispose of property and assets; make investments or acquisitions; pay dividends, make distributions or other restricted payments; and engage in affiliate transactions. The 2024 Credit Agreement limits our ability to make certain payments, including dividends and distributions on Fluence Energy, LLC's equity, the Company's equity and other restricted payments. Under the terms of the 2024 Credit Agreement, Fluence Energy, LLC and its subsidiaries are currently limited in their ability to pay cash dividends to, lend to, or make other investments in the Company, subject to certain exceptions. In addition, we are required to maintain (i) through December 31, 2025, Total Liquidity of no less than $150,000,000, (ii) from January 1, 2026 and thereafter, Total Liquidity of no less than $100,000,000 or a Consolidated Leverage Ratio as of the last day of any Measurement Period not to exceed 3.50:1.00, and (iii) certain other financial requirements at each Guarantor Coverage Test Date. Such covenants are tested on a quarterly basis and upon the occurrence of other certain restricted payments, the incurrence of indebtedness, certain dispositions, and other specified transactions. As of June 30, 2025, we were in compliance with all such covenants.
The 2024 Credit Agreement contains customary events of default for this type of financing. If an event of default occurs with respect to a borrower, the lenders will be able to, among other things, terminate the commitments immediately, cash collateralize any outstanding letters of credit, declare any loans outstanding to be due and payable in whole or in part, and exercise other rights and remedies. The maturity date and the date of termination of lending commitments under the 2024 Credit Agreement both remain unchanged at November 22, 2027. As of June 30, 2025, there are no cash borrowings under the 2024 Revolver, and there are $157.5 million letters of credit outstanding under the 2024 Revolver, with remaining availability of $342.5 million, net of letters of credit issued.

Borrowings Against Note Receivable - Pledged as Collateral
In December 2022, the Company transferred $24.3 million in customer receivables to Standard Chartered Bank (“SCB”) in the Philippines for proceeds of $21.1 million. The receivables all related to the Company’s largest customer in that country. The underlying receivables transferred were previously aggregated into a long term note, with interest, and a maturity date of September 30, 2024. In April 2023, the Company aggregated into an additional long term note and transferred an additional $30.9 million in receivables with the same customer to SCB for proceeds of $27.0 million, upon substantially similar terms as the December 2022 transfer and with a maturity date of December 27, 2024. These transactions were treated as secured borrowings as the Company did not transfer the entire note receivables due from the customer to SCB. The Company continued to receive quarterly interest income from the customer, while SCB was responsible for collecting payments on the principal balances which represented the initial receivable balances from the customer. The Company had no other continuing involvement or exposure related to the underlying receivables. On September 16, 2024 and December 27, 2024, $24.3 and $30.9 million of receivables, respectively, were paid in full, resulting in the release of the corresponding notes and borrowings. For the nine months ended June 30, 2025, the Company recorded net interest income of $0.0 million, which represents the aggregate of $0.5 million in interest income and $0.5 million in interest expense recorded in “Interest income, net.” For the nine months ended June 30, 2024, the Company recorded net interest income of $0.2 million, which represents the aggregate of $3.5 million in interest income and $3.3 million in interest expense recorded in “Interest income, net.”
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
The following table presents the net carrying value and fair value of the 2030 Convertible Senior Notes as of June 30, 2025:

In thousands	Principal Amount	Unamortized Debt Issuance Costs	Net Carrying Amount	Fair Value
				Amount	Leveling
2030 Convertible Senior Notes	$400,000	$(9,644)	$390,356	$261,648	Level 2
The fair value was determined based on the quoted prices of the 2030 Convertible Senior Notes in an inactive market on the last traded day of the quarter ended June 30, 2025 and has been classified as Level 2 in the fair value hierarchy.
The following table presents the interest expense recognized related to the 2030 Convertible Senior Notes:

In thousands	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Coupon interest	$2,225	$—	$4,950	$—
Amortization of debt issuance costs	444	—	978	—
Total	$2,669	$—	$5,928	$—
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
Income tax expense was $4.6 million and $4.2 million for the three months ended June 30, 2025 and 2024, respectively. The effective tax rate for the three months ended June 30, 2025 and 2024 was 39.9% and 79.7%, respectively. For the three months ended June 30, 2025, the Company’s effective tax rate differs from the U.S. statutory tax rate of 21% primarily due to flow-through losses attributable to the Founders and valuation allowances.
Income tax expense was $0.9 million and $1.3 million for the nine months ended June 30, 2025 and 2024, respectively. The effective tax rate for the nine months ended June 30, 2025 and 2024 was (1.0)% and (3.7)%, respectively. For the nine months ended June 30, 2025, the Company’s effective tax rate differs from the U.S. statutory tax rate of 21% primarily due to valuation allowances.
As of June 30, 2025 and September 30, 2024, the Company does not believe it has any significant uncertain tax positions and therefore, has not recorded any unrecognized tax benefits.
The Company evaluates the realizability of its deferred tax assets on a quarterly basis and establishes valuation allowances when it is more-likely-than-not that all or a portion of a deferred tax asset may not be realized. As of June 30, 2025 and September 30, 2024, the Company had recorded a full valuation allowance against deferred tax assets on Fluence Energy, Inc. primarily related to its investment in Fluence Energy, LLC, as well as on certain foreign subsidiaries based on the weight of available evidence, including cumulative losses. In the event that the valuation allowance related to tax benefits associated with the Tax Receivable Agreement, dated October 27, 2021, by and among Fluence Energy, Inc., Fluence Energy, LLC, Siemens Industry, Inc. and AES Grid Stability, LLC (the “Tax Receivable Agreement”), is released in a future period, a Tax Receivable Agreement liability will be recorded based on the amounts probable and reasonably estimable in accordance with ASC 450.
The Organization for Economic Cooperation and Development’s (“OECD”) Pillar II Initiative introduced a 15% global minimum tax for certain multinational groups exceeding minimum annual global revenue thresholds. Some countries in which the Company operates have enacted legislation adopting the minimum tax effective January 1, 2024. To date, the Company has determined that an immaterial liability will be incurred as a result of the Pillar II provisions. Certain tax jurisdictions either did not have Pillar II enacted for the current fiscal year or the Company has satisfied one or more of the safe harbor tests to prevent any minimum tax under Pillar II. The Company will continue to monitor its jurisdictions for any changes and include appropriate minimum tax throughout the fiscal year.
14.    Commitments and Contingencies
Guarantees, Commitments, Letters of Credit, and Surety Bonds
As of June 30, 2025, the Company had outstanding bank guarantees, parent company guarantees, letters of credit, and surety bonds issued as performance security arrangements associated with a number of our customer projects. In addition, we have a limited number of parent company guarantees and letters of credit issued as payment security to certain vendors. These contractual commitments are all accounted for off-balance sheet. In the event that we fail to perform under a project backstopped by such credit support, the customer or vendor, respectively, may demand performance and/or payment, as applicable, pursuant to the terms of the project contract or vendor contract and applicable credit support instrument from the Company, surety, or bank, as the case may be. Our relationship with our sureties is such that we will indemnify the sureties for any damages and expenses they incur in connection with any of the bonds they issue on our behalf and we may be required to post collateral to support the bonds. With respect to letters of credit, in the event of non-performance under a contract, direct obligations to repay the banks may arise. The Company expects that its performance and payment obligations secured by these bank guarantees, parent company guarantees, letters of credit, and surety bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms.

The following table summarizes our contingent contractual obligations as of June 30, 2025. Amounts presented in the following table represent the Company's current undiscounted exposure to guarantees, commitments, letters of credit, and surety bonds and the range of maximum undiscounted potential exposure. The maximum exposure is not reduced by the amounts, if any, that could be recovered under the recourse or collateralization provisions in the guarantees, commitments, letters of credit, and surety bonds.

	Amount (in $ millions)	Number of Agreements	Maximum Exposure Range for Each Agreement (in $ millions)
Guarantees and commitments	$3,851	93	$0.1 - 399.6
Letters of credit under bilateral credit facilities	5	3	0 - 3
Letters of credit under 2024 Revolver	158	34	0 - 40
Surety bonds	554	58	0 - 78.7
Total	$4,568	188
Purchase Commitments
The Company has commitments for minimum volumes or spend under master supply agreements with our vendors. The majority of the commitments are for purchases of battery cells and modules. Liquidated damages apply if the minimum purchase volumes or spend are not met. The Company currently expects to meet the minimum committed volumes of purchases and spend. The following table presents our future minimum purchase commitments by fiscal year, primarily for battery cells and modules, and liquidated damages, if the minimum purchase volumes or spend are not met, as of June 30, 2025:

in thousands	Purchase Commitment	Liquidated Damages
2025	19,639	—
2026	740,595	15,693
2027	761,120	16,200
2028	761,120	16,200
2029 and thereafter	1,501,120	$32,400
Total	$3,783,594	$80,493

The Company makes advance payments as capacity guarantees pursuant to purchase agreements with our suppliers. As of June 30, 2025, $105.3 million is recorded within “Advances to suppliers” on the condensed consolidated balance sheets.
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
As of June 30, 2025 and September 30, 2024, the Company accrued the below estimated warranty liabilities, which the table reflects nine months activity and twelve months activity, respectively:

In thousands	June 30, 2025	September 30, 2024
Warranty balance, beginning	$40,242	$26,909
Warranties issued and assumed in period	12,457	19,554
Change in estimates	—	(1,692)
Net changes in liability for warranty expirations, costs incurred, and foreign exchange impact	(11,382)	(4,529)
Warranty balance, ending	$41,317	$40,242
Less: Recoverable warranty costs from suppliers	14,878	12,704
Warranty balance, net of recoverable warranty costs from suppliers, at end of period	$26,439	$27,538
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
Securities Class Actions
On March 11, 2025, a putative federal securities class action complaint captioned Abramov v. Fluence Energy, Inc. et al. (Case No. 1:25-cv-00444) was filed in the United States District Court, Eastern District of Virginia, against the Company and certain of the Company’s executive officers. On April 15, 2025, a putative federal securities class action complaint captioned Kramer v. Fluence Energy, Inc. et al. (Case No. 1:25-cv-00634) was filed in the United States District Court, Eastern District of Virginia, against the Company, certain of the Company’s current and former executive officers, AES Grid Stability, and AES. Both actions purported to be brought on behalf of a purported class of stockholders, and asserted violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder. The complaints sought unspecified damages and other relief. On May 30, 2025, the United States District Court, Eastern District of Virginia ordered the consolidation of the Abramov and Kramer cases, captioned the consolidated matter In re Fluence Energy, Inc. Securities Litigation (Case No. 1:25-cv-00444-PTG-IDD) and appointed a lead plaintiff and lead counsel. The court-appointed lead plaintiff subsequently filed a consolidated complaint that asserts claims under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder against the Company, AES Grid Stability, AES, and certain of the Company’s former and current executive officers. The consolidated complaint seeks unspecified damages and other relief. The defendants filed a motion to dismiss the consolidated complaint on July 11, 2025. The Company does not believe the consolidated complaint states any meritorious claim and intends to defend this case vigorously.
Shareholder Derivative Actions
On March 25, 2025, a purported stockholder, Raffi Elmajian, filed a shareholder derivative complaint captioned Elmajian v. Nebreda et al. in the United States District Court, Eastern District of Virginia (Case No. 1:25-cv-521) against current and former officers and directors of the Company, naming the Company as a nominal defendant. On April 3, 2025, a purported stockholder, Diaa Al Amad, filed a second shareholder derivative complaint captioned Al Amad v. Nebreda et al. in the United States District Court, Eastern District of Virginia (Case No. 1:25-cv-577) against current and former officers and directors of the Company, naming the Company as a nominal defendant. Both derivative complaints allege claims under Section 14(a) of the Securities Exchange Act of 1934 and breaches of fiduciary duties, among other claims. The actions purport to be brought derivatively on behalf of the Company and seek damages and other various relief. On April 22, 2025, the United States District Court, Eastern District of Virginia ordered the consolidation of the Elmajian and Al Amad cases, captioned In re Fluence Energy, Inc. Shareholder Derivative Litigation (Case No.: 1:25-cv-00521). On July 21, 2025, the United States District Court, Eastern District of Virginia ordered a stay on all proceedings and deadlines in the consolidated derivative matter until resolution of the consolidated securities class action detailed above. The Company believes the claims in the complaints are without merit and intends to defend the matter vigorously.

15.    Related-Party Transactions
Related parties are primarily represented by AES and Siemens, their respective subsidiaries, other entities under common control, and other entities in which Siemens and AES have significant influence. As of June 30, 2025, AES Grid Stability holds 51,499,195 shares of Class B-1 common stock of Fluence Energy, Inc. and Siemens beneficially owns an aggregate of 51,499,195 shares of Class A common stock of Fluence Energy, Inc.
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
The Company also provides consulting services to AES whereby Fluence will advise and in some cases provide support to AES on procurement, logistics, design, safety, and commissioning of certain of their projects. Revenue from consulting services is classified as “Revenue from sale of energy storage products and solutions” in the Company’s Disaggregation of revenue table in “Note 4 - Revenue from Contracts with Customers.” Revenue from the consulting services is primarily recognized ratably over time based on a project specific period of performance in which we expect the performance obligation to be fulfilled. For the three months ended June 30, 2025 and 2024, the Company recognized $1.6 million and $1.4 million in revenue from consulting services with AES, respectively. For the nine months ended June 30, 2025 and 2024, the Company recognized $7.0 million and $5.3 million in revenue from consulting services with AES, respectively.
Revenue from contracts with affiliates is included in “Revenue from related parties” on the Company’s condensed consolidated statements of operations.
In addition, the Company purchases materials and supplies from its affiliates and records the costs in “Cost of goods and services” on the Company’s condensed consolidated statements of operations.
Administrative and Service Agreements
For the nine months ended June 30, 2025, the Company has received a limited scope of consulting services from Siemens Advanta, a subsidiary of Siemens AG, and limited treasury services related to executing trades for derivative contracts from The AES Corporation.
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
Refer to “Note 17 - Supply Chain Financing” for details of the related party guarantees associated with a supply chain financing program.

Balance Sheet Related Party Transactions
The Company's condensed consolidated balance sheets included the following balances with related parties for the periods indicated:

In thousands	June 30, 2025	September 30, 2024
Accounts receivable	$8,150	$92,183
Unbilled receivables	150,226	270,340
Total receivables from related parties	$158,376	$362,523
Advances to suppliers	$1,683	$32,074
Accounts payable	2,051	3,410
Deferred revenue	47,790	38,162
Accruals and provisions	6,737	6,099
Other current liabilities	301	428
Other non-current liabilities	—	1,507
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
Statement of Operations Related Party Transactions
The following table presents the related party transactions that are included in the Company’s condensed consolidated statements of operations for the periods indicated:

In thousands	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Revenue (a)	$35,607	$155,226	$273,407	$614,289
Cost of goods and services (b)	45,931	4,110	72,785	9,622
Research and development expenses	—	—	5	134
Sales and marketing	—	—	—	42
General and administrative expenses	131	1,622	1,243	5,328
Other expense (income), net (c)	(1,206)	—	(1,206)	(1,508)
(a) Revenue from AES and its affiliates was approximately $35.6 million and $271.3 million for the three and nine months ended June 30, 2025, respectively. Revenue from AES and its affiliates was approximately $155.5 million and $598.8 million for the three and nine months ended June 30, 2024, respectively.
(b) Represent purchases from related parties that are included in costs of goods and services and are not associated with the revenue listed in the table above.
(c) Represents impact on other income as a result of a reduction of our Tax Receivable Agreement liability for the three and nine months ended June 30, 2025. Represents factoring income from a subsidiary of AES related to receivables sold under the MRPA (as defined below) for the three and nine months ended June 30, 2024. The corresponding cost paid to the purchaser was $1.5 million and is recorded in “Sales and marketing expense” and is not considered a related party transaction. Pursuant to the MRPA, Fluence Energy, LLC may sell certain receivables for any of our customers that choose to participate in the program.
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
As of June 30, 2025, 2,376,486 stock options under the Option Plan remain outstanding with no unrecognized stock compensation expense.
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
As of June 30, 2025, there are no phantom unit awards outstanding and there is no unrecognized stock compensation expense.
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
Restricted Stock Units
RSUs granted under the 2021 Incentive Plan vest ratably at one-third annually on the anniversary of the grant date over a three-year period pursuant to the terms of their applicable award agreements. The Company generally expenses the grant date fair value of the awards on a straight-line basis over each of the three separately vesting tranches within a given grant. There is no contractual term on the RSUs granted under the 2021 Incentive Plan. The Company estimated the fair value of the awards using the market value of our Class A common stock on the grant date. The market value of our Class A common stock is calculated using the closing price of our Class A common stock on the date of grant. The following table summarizes activity under the 2021 Incentive Plan for the nine months ended June 30, 2025:

Number of RSUs
Outstanding as of October 1, 2024	1,759,857
Granted	1,814,896
Vested	(746,481)
Forfeited	(232,920)
Outstanding as of June 30, 2025	2,595,352
As of June 30, 2025, 2,595,352 RSUs previously issued remained outstanding with unrecognized stock compensation expense of $22.2 million.
Non-Qualified Stock Options
During the nine months ended June 30, 2025, the Company granted 310,422 non-qualified stock options to purchase Class A common stock under the 2021 Incentive Plan with a weighted average exercise price of $16.07. Non-qualified stock options under the 2021 Incentive Plan have a contractual term of ten years from the date of grant. The Company estimated the fair value of the awards using the Black-Scholes option-pricing model. The non-qualified stock options granted under the 2021 Incentive Plan vest ratably at one-third annually on the anniversary of the grant date over a three-year period pursuant to the terms of their applicable award agreements. The Company generally expenses the grant date fair value of the awards on a straight-line basis over each of the three separately vesting tranches within a given grant.

As of June 30, 2025, 472,381 non-qualified stock options previously issued pursuant to the 2021 Incentive Plan remained outstanding with unrecognized stock compensation expense of $2.4 million.
Performance Share Units
During the nine months ended June 30, 2025, the Company granted 684,118 PSUs redeemable for Class A common stock under the 2021 Incentive Plan. The Company has issued two rounds of PSU grants under the 2021 Incentive Plan, the first commencing at the start of fiscal year 2024 and the second commencing at the start of fiscal year 2025. The PSUs for the 2024-2026 performance cycle and the 2025-2027 performance cycle are both earned based on (i) the achievement of two financial performance metrics: cumulative Adjusted EBITDA (65% weight) and cumulative revenue (35% weight), over a two-year performance period beginning October 1st in the year of grant through September 30th in the second year after grant, and (ii) service-based vesting based on continued employment from the date of grant through September 30th in the third year after grant. The performance targets for cumulative revenue and cumulative Adjusted EBITDA are set by the Compensation and Human Resources Committee of the Company’s Board of Directors. PSUs are considered fully vested when both the performance and service based requirements are met in accordance with the vesting requirements and will be settled in Class A common stock no more than 60 days after the end of the third fiscal year. The awards can be paid out in a range of 50% to 200%, with 0% paid out for below-threshold performance, based on the achievement of the performance criteria and upon continued service through the performance period. The Company estimated the fair value of the awards using the market value of our Class A common stock. The market value is calculated using the closing price of our Class A common stock on the date of grant. The Company monitors the achievement of the performance criteria and expenses ratably the grant date fair value of the awards probable to vest over the requisite service period. If there are changes to the amount of probable awards to vest based on achievement of performance criteria, the related stock-based compensation expense may be significantly increased or reduced in the period that our estimate changes.
As of June 30, 2025, 986,767 PSUs previously issued remained outstanding with estimated unrecognized stock compensation expense of $0.0 million.
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
As of June 30, 2025, no restricted stock awards previously issued remained outstanding with and there is no unrecognized stock compensation expense.
Stock-based compensation expense
Stock-based compensation expense was recorded as follows:

In thousands (a)	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Cost of goods and services	$636	$824	$2,154	$3,203
Research and development	403	509	1,139	1,901
Sales and marketing	734	412	1,413	1,084
General and administrative	4,627	4,395	10,836	12,217
Total	$6,400	$6,140	$15,542	$18,405
(a) Includes incentive awards that will be settled in shares and incentive awards that will be settled in cash.

17.    Supply Chain Financing
The Company provides certain of our suppliers with access to a supply chain financing program through a certain third-party financing institution (the “SCF Bank”). This program allows the Company to seek extended payment terms up to 120 days with our suppliers and allows our suppliers to monetize their receivables prior to the payment due date, subject to a discount. The Company does not pledge any assets as collateral under this program. Once a supplier elects to participate in this program and reaches an agreement with SCF Bank, the supplier chooses which individual invoices to sell to the SCF Bank. The Company then pays SCF Bank on the applicable due date. The Company has no economic interest in a supplier’s decision to sell an underlying receivable to SCF Bank. The agreements between our suppliers and SCF Bank are solely at their discretion and are negotiated directly between those two parties. Our suppliers’ ability to continue using such agreements is primarily dependent upon the strength of our financial condition and guarantees issued by AES and Siemens Corporation, a subsidiary of Siemens, pursuant to the terms of the Credit Support and Reimbursement Agreement. As of June 30, 2025, AES and Siemens Corporation issued guarantees of $50 million each, for a total of $100 million, to SCF Bank on our behalf. The Company’s outstanding obligations confirmed as valid under this existing supplier financing program for periods ended June 30, 2025 and September 30, 2024, are as follows:

In thousands	June 30, 2025	September 30, 2024
Obligations outstanding at the beginning of the period	$81,289	$30,001
Invoices issued during the period	63,316	243,655
Invoices paid during the period	(144,605)	(192,367)
Obligations outstanding at the end of the period	$—	$81,289
For the nine months ended June 30, 2025, two suppliers were actively participating in this supply chain financing program. All outstanding payments owed under the program are recorded within “Accounts payable” on the condensed consolidated balance sheets.
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
The Company currently also has foreign currency forward contracts that are not designated as hedges and the changes in fair value of such derivatives are recognized in current period earnings. As of June 30, 2025, the impact on our condensed consolidated financial statements was not significant.
Cash Flow Hedges
The fair value of the Company’s cash flow hedges as well as their classification on the condensed consolidated balance sheets as of June 30, 2025 and September 30, 2024 are as follows:

In thousands	June 30, 2025			September 30, 2024
	Notional Value	Other Current Assets	Other Current Liabilities	Notional Value	Other Current Assets	Other Current Liabilities
Foreign currency forward contracts	$53,158	$—	$3,712	$106,650	$—	$5,498
The gains or (losses) resulting from changes in fair value of the Company’s cash flow hedges recognized in accumulated other comprehensive income (loss) for the three and nine months ended June 30, 2025 and 2024 are as follows:

In thousands	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Foreign currency forward contracts, net of tax	$(4,333)	$(3,243)	$3,537	$(1,883)
The amounts recognized within “Revenue” in the condensed consolidated statements of operations with respect to the Company’s cash flow hedges for the three and nine months ended June 30, 2025 and 2024 are as follows:

In thousands	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Foreign currency forward contracts	$(2,078)	$72	$3,641	$158
The following table details the changes in the cumulative impact of the gain (loss) on derivatives designated for hedge accounting for the nine months ended June 30, 2025:

In thousands	June 30, 2025
Loss as of September 30, 2024	$(6,276)
Amount recognized in accumulated other comprehensive income (loss)	3,537
Amount reclassified from accumulated other comprehensive income (loss) into earnings	(1,250)
Loss as of June 30, 2025	$(3,989)
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
For the nine months ended June 30, 2024, the Company sold receivables to CACIB under the MRPA for net proceeds of $71.5 million. At the date of the true sale, the receivables were de-recognized in their entirety from the condensed consolidated balance sheet. We charged a fee to our customer, primarily for providing extended payment terms, in relation to the sale of receivables. We recorded factoring income of $1.5 million and related factoring discount of $1.5 million during the period. The factoring income is recorded in “Other expense (income), net” and the factoring discount is recorded in “Sales and marketing expense” on the condensed consolidated statements of operations. Proceeds from the sold receivables are reflected in operating cash flows on the condensed consolidated statements of cash flows. There were no transactions for the nine months ended June 30, 2025.
20. Subsequent Events
The Company entered into a new $150.0 million supply chain financing arrangement (the “New SCF Facility”) with a third-party financial institution (the “New SCF Bank”) on August 8, 2025. This New SCF Facility allows the Company to seek extended payment terms with our suppliers and allows our suppliers to monetize their receivables prior to the payment due date, subject to a discount. Such sales are at the sole discretion of the supplier, and on terms and conditions that are negotiated between the supplier and the New SCF Bank. The Company is not a party to the arrangement between its suppliers and the New SCF Bank and the Company has no economic interest in a supplier’s decision to sell an underlying receivable to the New SCF Bank. The Company does not provide secured legal assets or other forms of guarantees under this arrangement, nor do any of the Company’s affiliates. Under the New SCF Facility, we are required to maintain a liquidity ratio of 2:1 as of the last day of each calendar month. Liquidity ratio is defined as the ratio of (i) liquidity to (ii) the sum of (x) the aggregate outstanding notional amount of all receivables, bills of exchange or similar negotiable instruments purchased by the original SCF Bank under the existing supply chain financing arrangement described in “Note 17 - Supply Chain Financing” and (y) the aggregate outstanding notional amount of payables outstanding under this New SCF Facility. Liquidity under the New SCF Facility includes the Company’s cash and cash equivalents and aggregate availability under the Company’s committed credit facilities, including the 2024 Revolver. At June 30, 2025, the Company's had no outstanding payment obligations to the New SCF Bank related to this New SCF Facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The following analysis provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Fluence and should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes thereto included in this Quarterly Report on Form 10-Q for the period ended June 30, 2025 (this “Report”) and in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 29, 2024 (the “2024 Annual Report”). In addition to historical data, this discussion contains forward-looking statements about our business, results of operations, cash flows, financial condition, and prospects based on current expectations that involve risks, uncertainties, and assumptions. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those discussed in Part I, Item 1A. “Risk Factors” of the 2024 Annual Report and Part II, Item 1A. “Risk Factors” and the section titled “Cautionary Statement Regarding Forward-Looking Information” included elsewhere in this Report. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “potential,” “seek,” “should,” “will,” “would,” “commit,” “target,” “contemplate,” and similar expressions to identify forward-looking statements.
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
Industry Outlook
The utility-scale battery storage industry as a whole is witnessing unprecedented growth, fueled by global transitions toward renewable energy, heightened focus on grid resilience, and supportive regulatory frameworks. Deployment of renewable energy resources has accelerated over the last decade. Industry-wide, the push for decarbonization is creating increasing demand for grid-scale energy storage, which is critical to enabling the integration of variable renewable energy sources, reducing the intermittency and volatility of renewable energy generation, and meeting ambitious net-zero targets. BloombergNEF estimated in its 1H 2025 Energy Storage Market Outlook published on April 30, 2025 that the global utility scale market, excluding China, will add approximately 2,660 GWh between 2024 and 2035.
Our revenue growth is directly tied to the continued adoption of energy storage solutions by our customers. One factor that impacts this continued adoption of energy storage solutions is the cost of lithium-ion energy storage hardware. The cost of lithium-ion energy storage hardware has declined significantly in the aggregate in the last decade and has resulted in a large addressable market today. In fiscal year 2022, we saw prices for lithium-ion battery packs increase from prior years, though prices returned to their historical trend of declining year-over-year in fiscal years 2023 and 2024. The market for energy storage continues to rapidly evolve and while we believe lithium-ion battery pack costs will continue to decline over the long term, there is no guarantee that they will decline or decline at the rates we expect. If costs do not continue to decline long term and instead remain steady or increase, as seen in fiscal year 2022, this could adversely affect our ability to increase our revenue, our order intake, and grow our business. Moreover, as discussed below, to the extent our imports of lithium-ion batteries are significantly impacted by tariffs or trade policy or other legislation or regulation, this could have an adverse impact on our business and results of operations.

Our growth strategy includes leveraging our global scale, technology leadership, product development, and market share position to help transform the way we power our world for a more sustainable future. Overall, we believe Fluence is well-positioned to continue to capitalize on the utility-scale battery storage market as we continue to deliver solutions that address the complex needs of a transforming energy landscape. We have and intend in the future to further develop and innovate to provide energy storage solutions and digital software offerings that aim to solve our customers’ energy challenges and expand our services with additional value-add offerings. We are also focused on expanding our business with standardized offerings that are optimized for each of our sales channels and continuing to move towards a more localized, regional organizational structure to better support customers and sales channels, improve logistics, and enhance market focus. For instance, the Company continues to ramp up use of domestic manufacturing facilities in Arizona, Texas, Tennessee, and Utah, as well as our domestic inverter supplier in South Carolina for our customers and projects in the United States. However, there is no guarantee that the deployment of renewable energy will occur as we expect or at the rate estimated by BloombergNEF or that such renewable energy will rely on lithium-ion battery technology for energy storage. Economic uncertainties, supply chain disruptions, geo-political conflicts, government regulations and incentives, trade environment, including tariff policy, and other factors could result in fluctuations in demand for and deployment of renewable energy resources and may materially increase inventory costs and costs of goods and services, adversely affecting our revenue, growth, and ability to generate profits in the future. See Part I, Item 1A. “Risk Factors” in our 2024 Annual Report and Part II, Item 1A. “Risk Factors” in this Report for further discussion on these risks.

Market Trends and Uncertainties
Current economic conditions affecting our industry and the global markets more generally, including ambiguity around interest rates, softening labor markets, fluctuations in currency exchange rates, and recent government and policy changes implemented in the United States, the enactment of the IRA and OBBBA (both as defined below) and rapid changes in announced tariff policy, have created uncertainty in the global economy, a level of volatility in the capital markets and recessionary pressures, which have had, and which may in the future have, adverse impacts on our business and our results of operations. If a downturn in our industry or a prolonged economic downturn or recession develops from market uncertainty, it could also result in further adverse impacts to our business and results of operations in the future. We will continue to evaluate the evolving economic environment to take action to mitigate the impact on our business, consolidated results of operations, and financial condition. See Part I, Item 1A. “Risk Factors” in our 2024 Annual Report for further discussion on risks relating to macroeconomic uncertainty and market conditions and Part II, Item 1A. “Risk Factors” in this Report for further discussion on risks related to changes in the trade environment and related impact on general economic uncertainty.
Increased Electricity Demand
According to a publication from the Office of Policy of the U.S. Department of Energy in August 2024, electricity demand is forecasted to grow substantially in the United States over the next decade. We are seeing similar trends of increasing electricity demand in other countries, including those in which we operate. We believe that such increase in electricity demand is helping to, and will continue to help to, increase demand for energy storage solutions globally, including for our energy storage solutions. Electricity demand, and in turn related energy storage demand, is being driven and we believe will continue to be driven, primarily by new data centers, artificial intelligence, new manufacturing facilities, and sector-wide electrification.
Government Regulation and Compliance

Adoption of energy storage solutions, services, and digital application offerings by our customers is also dependent on applicable government regulation, legislation, and policies. Governments across the globe have announced, implemented, and continue to consider implementation of various policies, regulation, and legislation to support the transition from fossil fuels to low-carbon forms of energy, including through the development and deployment of energy storage. For example, in August 2022, the United States passed the Inflation Reduction Act of 2022 (the “IRA”), which included incentives that supported the adoption of energy storage solutions, including a new “technology neutral” Section 48E investment tax credit (the “ITC”) and Section 45Y production tax credit (the “PTC”), changes to the previous Section 48 non-“technology neutral” investment tax credit and Section 45 production tax credit, and a new Section 45X advanced manufacturing production tax credit (the “AMPC”). On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law, which significantly modified certain provisions of the IRA, including those related to energy storage. The OBBBA supports energy storage in the United States, as the bill includes long-term continued availability of the ITC for energy storage projects and the AMPC for cells, modules, and inverters in energy storage systems. Certain tax credits, notably including the ITC for storage, will begin to phase down for projects beginning construction after 2033. The prevailing wage and apprenticeship requirements enacted under the IRA continue to apply under the OBBBA in order for the project owner to receive the full ITC value, and the credit value can be further increased if the project owner also qualifies for a domestic content bonus credit and energy communities bonus credit. The OBBBA amended the provisions of the domestic content bonus credit for the ITC such that the project owner now must achieve higher minimum domestic content thresholds. In addition, the OBBBA amended the ITC and AMPC such that there are new foreign entity of concern (“FEOC”) requirements to qualify for such tax credits and are intended to deny tax credits to projects that are owned or controlled by certain foreign entities, including Chinese entities, or that source components from or make payments to such entities.
The new FEOC restrictions apply to virtually all key tax credits under the IRA and come in two forms: (i) in tax years beginning after July 4, 2025, the taxpayer taking the tax credit may not be a prohibited foreign entity (“PFE”) or under “effective control” by a PFE and (ii) for ITC projects that begin construction after 2025 and AMPC eligible components that are sold in tax years beginning after July 4, 2025, the project must source a certain percentage of material (which increases over time) from non-PFEs (which is otherwise known as the material assistance component). On July 7, President Trump issued an executive order titled “Ending Market-Distorting Subsidies for Unreliable, Foreign Controlled Energy Sources,” which, among other things, tasked the U.S. Department of Treasury with promptly implementing the enhanced FEOC restrictions established by the OBBBA to ensure FEOC ownership/control and material assistance restrictions are implemented within the compliance timeframe. In preparation for the potential application of FEOC restrictions being applied to the energy storage tax credits arising out of the IRA, we developed a compliance strategy intended to address and mitigate risks relating thereto. We believe that under the current language of the OBBBA, which is subject to final rules and further guidance, certain of our US domestic suppliers may be impacted by these new FEOC restrictions. We are actively implementing our risk mitigation strategy with our U.S. suppliers utilizing the AMPC and working with such suppliers to achieve compliance with the OBBBA conditions for the AMPC, including the FEOC restrictions, by the applicable compliance deadlines set forth in the OBBBA. See Part II, Item 1A. “Risk Factors” in this Report for further discussion on risks related to regulatory policy on the Company and its operations, including the IRA and OBBBA.
We believe we are well positioned to benefit from both the ITC provisions (including the revised domestic content bonus credit thresholds) and the AMPC, via our battery module manufacturing at our U.S. contract manufacturing facility, our supply agreement for U.S. manufactured battery cells, our supply agreement for U.S. manufactured inverters, and our complete U.S. supply chain of modules, cells, inverters, battery pack, enclosures, and thermal management systems.
Government policies, regulations, legislation, and programs are instrumental in stimulating adoption of energy storage solutions across different markets through a variety of methods, including by providing financial support and incentives, facilitating grid integration, supporting research and development, and establishing favorable regulatory regimes. To the extent that any existing government incentives are modified, reduced, eliminated, or are permitted to expire or there is the potential of such modifications, reductions, eliminations or expirations, or there is determination of inapplicability of such government incentives or regulations relating to or mandating or encouraging use of renewable energy and/or energy storage, there have been and there may in future be adverse effects on customer demand and our business. Refer to the “Government Regulation and Compliance” section in our 2024 Annual Report and Part II, Item 1A. “Risk Factors” in this Report for further details on the IRA, the OBBBA, and other significant government regulations affecting our business and specific discussion of risks to our business from the modification, reduction, elimination, and expiration of government incentives and regulations or potential of such modification, reduction, elimination, and expiration of governmental incentives and regulations relating to or mandating or encouraging use of renewable energy and/or energy storage.

In May 2024, the Biden administration announced a significant shift in the tariff framework for the energy storage industry. Under this structure, the Section 301 tariff rate on lithium-ion non-EV batteries imported from China will increase from the current 7.5% to 25%, effective January 1, 2026. This change specifically targeted "batteries" as defined by U.S. Customs and Border Protection, encompassing battery energy storage systems, modules, and certain types of cells. Under the May 2024 structure announced by the Biden administration, the Section 301 tariff rate on battery "parts"–including separators, electrolytes, cans, and electrodes remains at its current 25% level. In April 2025, the Trump administration enacted additional tariffs on nearly all types of imports (including those used in our energy storage solutions) from countries around the world, including high tariffs on Chinese imports. Some of these additional tariffs have been modified further since they were imposed in April 2025. For example, in May 14, 2025, the United States and China agreed to reduce the reciprocal tariff rates between the countries, with the U.S. dropping the reciprocal tariff rate for Chinese imports to 10%, while maintaining the existing 20% fentanyl tariff on Chinese goods. As of the filing date of this Report, covered imports from China relevant to our energy storage systems are subject to the current 10% China-specific “reciprocal tariff,” plus the current China-specific 20% “fentanyl-related tariff”, plus the 3.4% base tariff on all countries, plus the applicable Section 301 tariff. Tariffs that have been imposed by the United States government against other countries have and may in the future increase, decrease, or change with little to no advanced notice. The recent tariff policy changes and continued uncertainty relating to U.S. trade policy and the corresponding response from other foreign countries have impacted and may in the future impact the energy storage market, demand for our energy storage solutions by customers, our business, and results of operations as well as those of our customers, partners, and suppliers. The Company has exposure from the imposition of these new tariffs and from the tariff uncertainty in the global markets, as the Company imports components from overseas, including battery cells from China, into the United States for customers and projects in the United States. We have experienced paused and delayed customer contracting activity in response to the tariff-related uncertainty, including as a result of the mutual agreement by the Company with certain customers in the United States to (i) defer entry into new energy storage solutions contracts and (ii) pause active, currently signed contracts under project execution and we may see further impacts to customer contracting activity if there continues to be uncertainty relating to tariffs. This impact to customer contracting behavior from the uncertain trade environment has impacted and may in the future impact our revenue, business, operating metrics, and results of operations.
In addition, currently there are ongoing investigations into certain additional tariffs on specific imports and trade practices that may result in tariffs and/or more restrictive trade duties and restrictions on components for our energy storage solutions that we import into the U.S. from overseas. For example, there is an active anti-dumping/countervailing (“AD/CV”) proceeding before the U.S. International Trade Commission and U.S. Department of Commerce (the “DOC”) regarding Chinese graphite active anode material (“AAM”) imports and downstream imports that utilize graphite AAM, which includes imports utilized in our energy storage systems. On May 20, 2025, there was a preliminary countervailing (“CV”) determination by the DOC that assigned a CV duty rate of 11.58%. On July 18, 2025, there was a preliminary antidumping (“AD”) determination by the DOC that assigned a “separate” AD tariff of 93.5% to certain entities and an adverse AD tariff of 102.72% to entities that are de facto controlled by the government of China. The AD/CV tariff rate and scope of imports subject to the tariffs may change at the final determination by DOC, which is expected on or by December 5, 2025. We are taking actions to address risks associated with these preliminary increased duties, including by building in such additional costs into our contracting process and exploring alternative sourcing strategies. We are currently assessing the ultimate impact these AD/CV tariffs could have on our suppliers, our business, our suppliers’ pricing decisions, and are waiting for the final determination from the DOC to be issued later this calendar year. Due to the uncertainty relating to the final outcome of the various ongoing tariff-related investigations, including the AD/CV proceeding described above, we cannot predict the ultimate impact the outcome of ongoing tariff investigations and any resulting tariffs or other trade actions could have to our business, financial condition, and results of operations.
See Part II, Item 1A. “Risk Factors” in this Report for further discussion on risks related to trade policy and changes in the trade environment.

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
•brand recognition;
•ability to take advantage of certain government initiatives and tax credits, including those related to the IRA and OBBBA;
•the impact of legislation, regulations, and policies;
•size of projects companies are competing on;
•ease of integration; and
•seamless hardware and software-enabled service offerings.
The competitive landscape for battery energy storage varies across different geographies, countries, grid services, and customer segments. As the global demand for energy storage products and solutions continues to rise, so does the influx of new and potential entrants into the energy storage sector. Our key competitors currently include, but are not limited to, Tesla, Inc., Wartsila, Sungrow, and Contemporary Amperex Technology Co., Limited. However, we believe we distinguish ourselves from competitors by our adeptness in identifying and addressing customer needs with tailor-made products, services, and use cases. We believe we maintain a competitive edge through our performance and value creation, evidenced by attributes such as low total cost of ownership, long-term reliability, diverse service options, and streamlined sales and delivery processes.
Supply Chain and Manufacturing
Many components and parts of our integrated energy storage solutions are sourced from suppliers and stakeholders from all over the world and are reliant on various raw materials including steel, aluminum, copper, nickel, iron phosphate, graphite, manganese, lithium carbonate, lithium hydroxide, and cobalt. Although we do not rely on any single supplier for the majority of our key components, certain components are still sourced from a limited number of stakeholders. Due to the specialized and unique nature of the products being purchased, the opportunity cost of changing suppliers is high, and substitution is often time-consuming, and as a result, Fluence has accepted and may in the future also accept terms that are less advantageous, including on pricing. Volatility in our supply chain has in the past impacted and may in the future impact demand from customers and in turn, our order intake and cause corresponding volatility in our results of operations. We have taken steps to diversify our supply chain and continue to explore opportunities to diversify our supply base to mitigate the ever changing regulatory, environmental, social, and geographic conditions as well as the impact from trade policy, including tariffs. As discussed above, we face exposure from the imposition of the tariffs enacted by the Trump administration, as the Company current imports certain components, including battery cells from China, into the United States for customers and projects in the United States. The Company is continuing to ramp up use of domestic manufacturing facilities in Arizona, Texas, Tennessee, and Utah, as well as our domestic inverter supplier in South Carolina. Our product development, manufacturing, and testing protocols are complex and require significant technological and production process expertise. Any manufacturing delay or disruption from our contract manufacturers or any of our suppliers may cause a delay or disruption in our ability to meet commitments to our customers and has and may in the future impact our business and results of operations.
However, while our U.S. centric regionalization strategy is progressing, a large portion of our current suppliers are situated outside of the United States and there is currently uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, and government regulations. Changes to tariffs and trade policy have impacted our supply chain in the past and may impact our supply chain in the future as well as our supply chain strategies, both domestically and internationally, which has had and may in the future have an adverse impact on our results of operations and business. For more information about the potential risks relating to our supply chain and exposure to international pressures, see Part I, Item 1A. “Risk Factors” in our 2024 Annual Report and Part II, Item 1A. “Risk Factors” in this Report for further discussion on risks related to changes in the trade environment.
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
Our revenue growth is directly tied to the continued adoption of energy storage solutions by our customers and our ability to increase our share of demand in the geographic regions where we currently compete and plan to compete in the future, which is driven by the demand for our products, geographic mix of our customers, strength of competitors’ product offerings, and availability of government incentives to the end-users of our products as well as our ability to continue to develop and commercialize new and innovative solutions that address the changing technology and performance requirements of our customers and that meet applicable regulatory requirements.
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
Gross Profit and Gross Profit Margin
Gross profit and gross profit margin may vary from quarter to quarter and are primarily affected by our volume fulfilled, product prices, product costs and project performance.
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
Other (Income) Expense, Net
Other (income) expense, net primarily consists of expense or income from foreign currency exchange gains and losses on monetary assets and liabilities, factoring income from sale of receivables. and income or expense due to estimated payments to be made to related parties under the Tax Receivable Agreement, dated October 27, 2021, by and among Fluence Energy, Inc., Fluence Energy, LLC, Siemens Industry, Inc. and AES Grid Stability, LLC (the “Tax Receivable Agreement”).
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

Key Operating Metrics
The following tables present our key operating metrics as of June 30, 2025 and September 30, 2024. The tables below present the metrics in either Gigawatts (GW) or Gigawatt hours (GWh). Our key operating metrics focus on project milestones to measure our performance and designate each project as either “deployed”, “assets under management”, “contracted backlog”, or “pipeline”.

	June 30, 2025	September 30, 2024	Change	Change %
Energy Storage Products and Solutions
Deployed (GW)	6.3	5.0	1.3	26%
Deployed (GWh)	16.7	12.8	3.9	30%
Contracted Backlog (GW)	8.2	7.5	0.7	9%
Pipeline (GW)	35.7	25.8	9.9	38%
Pipeline (GWh)	114.3	80.5	33.8	42%

(amounts in GW)	June 30, 2025	September 30, 2024	Change	Change %
Services
Assets under Management	5.5	4.3	1.2	28%
Contracted Backlog	4.9	4.1	0.8	20%
Pipeline	27.9	25.6	2.3	9%

(amounts in GW)	June 30, 2025	September 30, 2024	Change	Change %
Digital Contracts
Asset under Management	21.6	18.3	3.3	18%
Contracted Backlog	12.6	10.6	2.0	19%
Pipeline	60.1	64.5	(4.4)	(7%)
The following table presents our order intake for the three and nine months ended June 30, 2025 and 2024. The table is presented in Gigawatts (GW):

(amounts in GW)	Three Months Ended June 30,				Nine Months Ended June 30,
	2025	2024	Change	Change %	2025	2024	Change	Change %
Energy Storage Products and Solutions
Contracted	0.7	1.6	(0.9)	(56)%	1.9	3.7	(1.8)	(49)%
Services
Contracted	1.4	0.4	1.0	250%	2.0	2.0	—	—%
Digital
Contracted	0.9	0.6	0.3	50%	5.4	4.0	1.4	35%
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
Adjusted Gross Profit is calculated using gross profit, adjusted to exclude (i) stock-based compensation expenses, (ii) depreciation and amortization, and (iii) other non-recurring income or expenses. Adjusted Gross Profit Margin is calculated using Adjusted Gross Profit divided by total revenue.
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
The following tables present our non-GAAP measures for the periods indicated.

($ in thousands)	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$6,894	$1,075	$(92,051)	$(37,357)
Add:
Interest expense (income), net	1,083	(1,300)	733	(4,554)
Income tax expense	4,577	4,229	869	1,328
Depreciation and amortization	8,255	4,423	18,929	10,395
Stock-based compensation(a)	6,400	6,140	15,542	18,405
Other non-recurring expenses(b)	146	1,033	3,246	3,017
Adjusted EBITDA	$27,355	$15,600	$(52,732)	$(8,766)
(a) Includes incentive awards that will be settled in shares and incentive awards that will be settled in cash.
(b) Amount for the three months ended June 30, 2025 includes approximately $1.4 million in severance costs related to restructuring, and $1.2 million in income as a result of a reduction of our Tax Receivable Agreement liability. Amount for the three months ended June 30, 2024, includes approximately $1.0 million in severance costs related to restructuring. Amount for the nine months ended June 30, 2025 includes $4.5 million in severance costs related to restructuring and $1.2 million in income as a result of a reduction of our Tax Receivable Agreement liability. Amount for the nine months ended June 30, 2024 includes approximately $1.0 million in severance costs related to restructuring, $1.2 million of costs related to the termination of the Revolving Credit Agreement (as defined below) and $0.8 million in costs related to the December 2023 underwritten public offering.

($ in thousands)	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Total revenue	$602,533	$483,317	$1,220,939	$1,470,414
Cost of goods and services	513,434	400,272	1,068,057	1,286,803
Gross profit	89,099	83,045	152,882	183,611
Gross profit margin %	14.8%	17.2%	12.5%	12.5%
Add:
Stock-based compensation(a)	636	824	2,154	3,204
Depreciation and amortization	2,734	770	5,388	1,776
Other non-recurring expenses(b)	307	—	606	—
Adjusted Gross Profit	$92,776	$84,639	$161,030	$188,591
Adjusted Gross Profit Margin %	15.4%	17.5%	13.2%	12.8%
(a) Includes incentive awards that will be settled in shares and incentive awards that will be settled in cash.
(b) Amount relates to severance costs related to restructuring.

($ in thousands)	Nine Months Ended June 30,
	2025	2024
Net cash (used in) provided by operating activities	$(411,281)	$69,156
Less: Purchase of property and equipment	(10,024)	(4,838)
Free Cash Flow	$(421,305)	$64,318
Results of Operations
Comparison of the three and nine months ended June 30, 2025 and 2024
The following table sets forth our operating results for the periods indicated.

($ in thousands)	Three Months Ended June 30,		Change	Change %	Nine Months Ended June 30,		Change	Change %
	2025	2024			2025	2024
Total revenue	$602,533	$483,317	$119,216	25%	$1,220,939	$1,470,414	$(249,475)	(17)%
Costs of goods and services	513,434	400,272	113,162	28%	1,068,057	1,286,803	(218,746)	(17)%
Gross profit	89,099	83,045	6,054	7%	152,882	$183,611	(30,729)	(17)%
Gross profit margin %	14.8%	17.2%			12.5%	12.5%
Operating expenses:
Research and development	26,011	14,976	11,035	74%	65,325	47,843	17,482	37%
Sales and marketing	19,822	14,773	5,049	34%	59,213	41,271	17,942	43%
General and administrative	35,603	45,106	(9,503)	(21)%	113,722	126,901	(13,179)	(10)%
Depreciation and amortization	3,628	3,624	4	—%	9,386	8,589	797	9%
Interest expense (income), net	1,083	(1,300)	2,383	NM	733	(4,554)	5,287	NM
Other (income) expense, net	(8,519)	562	(9,081)	NM	(4,315)	(410)	(3,905)	952%
Income (loss) before income taxes	$11,471	$5,304	$6,167	116%	$(91,182)	$(36,029)	(55,153)	153%
Income tax expense	4,577	4,229	348	8%	869	1,328	(459)	(35)%
Net income (loss)	$6,894	$1,075	$5,819	541%	$(92,051)	$(37,357)	(54,694)	146%
NM - Not meaningful

Total Revenue
Total revenue increased by $119.2 million, or 25%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The increase in total revenue for the three months ended June 30, 2025 was mainly attributable to an increase in revenue from our battery-based energy storage products and solutions which was primarily driven by increased volumes of Gridstack solutions projects fulfilled due to timing based on customer schedules and due to the pronounced backend nature of expected revenue for the fiscal year 2025 compared to the revenue distribution seen in fiscal year 2024.
Total revenue decreased by $249.5 million, or 17%, for the nine months ended June 30, 2025, compared to the nine months ended June 30, 2024. The decrease in total revenue for the nine months ended June 30, 2025 was mainly attributable to a decrease in revenue from our battery-based energy storage products and solutions which was primarily driven by decreased volumes of Gridstack solutions projects fulfilled due to timing based upon customer schedules and due to the pronounced backend nature of expected revenue for the fiscal year 2025 compared to the revenue distribution seen in fiscal year 2024.
Costs of Goods and Services
Cost of goods and services increased by $113.2 million, or 28%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The increase in cost of goods and services for the three months ended June 30, 2025 was mainly attributable to the increased volumes of Gridstack solutions projects fulfilled due to timing based on customer schedules as discussed under“Revenue” above.

Cost of goods and services decreased by $218.7 million, or 17%, for the nine months ended June 30, 2025, compared to the nine months ended June 30, 2024. The decrease in cost of goods and services for the nine months ended June 30, 2025 was mainly attributable to the decreased volumes of Gridstack solutions projects fulfilled due to timing based upon customer schedules as discussed under “Revenue” above.
Gross Profit and Gross Profit Margin
Gross profit increased by $6.1 million, or 7%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The increase in gross profit for the three months ended June 30, 2025 was primarily due to increased volumes of Gridstack solutions projects fulfilled. Gross profit margin decreased slightly for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily due to a net decrease in gross margins on our portfolio of Gridstack solutions projected delivered during the period due to performance.
Gross profit decreased by $30.7 million, or 17%, for the nine months ended June 30, 2025, compared to the nine months ended June 30, 2024. The decrease in gross profit for the nine months ended June 30, 2025 was primarily due to decreased volumes of Gridstack solutions projects fulfilled due to timing based upon customer schedules. Gross profit margin remained relatively consistent from the nine months ended June 30, 2025 compared to the nine months ended June 30, 2024.
Research and Development Expenses
Research and development expenses increased by $11.0 million, or 74%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The increase in research and development expenses for the three months ended June 30, 2025 was primarily attributable to (i) a $8.9 million increase in expenditures for materials and supplies and consulting services related to our U.S. battery module manufacturing and Smartstack and (ii) a $1.9 million increase in salaries and personnel-related expenses, including stock-based compensation, due to an increase in headcount.
Research and development expenses increased by $17.5 million, or 37%, for the nine months ended June 30, 2025, compared to the nine months ended June 30, 2024. The increase in research and development expenses for the nine months ended June 30, 2025 was primarily attributable to (i) a $13.3 million increase in expenditures for materials and supplies and consulting services related to our U.S. battery module manufacturing and Smartstack and (ii) a $3.9 million increase in salaries and personnel-related expenses, including stock-based compensation, due to an increase in headcount.
Sales and Marketing Expenses
Sales and marketing expenses increased by $5.0 million, or 34%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The increase in sales and marketing expenses for the three months ended June 30, 2025 was primarily attributable to (i) a $2.4 million increase in salaries and personnel-related expenses, including stock-based compensation, due to an increase in headcount and (ii) a $1.2 million increase in information technology cost allocations.
Sales and marketing expenses increased by $17.9 million, or 43%, for the nine months ended June 30, 2025, compared to the nine months ended June 30, 2024. The increase in sales and marketing expenses for the nine months ended June 30, 2025 was primarily attributable to (i) a $13.1 million increase in salaries and personnel-related expenses, including stock-based compensation, due to an increase in headcount and (ii) a $2.5 million increase in information technology cost allocations.
General and Administrative Expenses
General and administrative expenses decreased by $9.5 million, or 21%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The decrease in general and administrative expenses was primarily attributable to a $11.0 million decrease in salaries and personnel-related expenses, including stock-based compensation, due to a decrease in headcount.
General and administrative expenses decreased by $13.2 million, or 10%, for the nine months ended June 30, 2025, compared to the nine months ended June 30, 2024. The decrease in general and administrative expenses was primarily attributable to a $15.5 million decrease in salaries and personnel-related expenses, including stock-based compensation, due to a decrease in headcount
Depreciation and Amortization
Depreciation and amortization were relatively flat for the three months ended June 30, 2025, compared to the three months ended June 30, 2024.

Depreciation and amortization increased by $0.8 million, or 9% for the nine months ended June 30, 2025, compared to the nine months ended June 30, 2024, primarily attributable to an increases in amortization of capitalized software.
Interest Expense (Income), Net
Interest expense (income), net increased by $2.4 million in the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily attributable to the interest expense of $2.7 million recognized for the 2030 Convertible Senior Notes (as defined below).
Interest expense (income), net increased by $5.3 million in the nine months ended June 30, 2025, compared to the nine months ended June 30, 2024, primarily attributable to the interest expense of $5.9 million recognized for the 2030 Convertible Senior Notes (as defined below).
Other (Income) Expense, Net
Other (income) expense, net increased by $9.1 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The increase in other (income) expense, net for the three months ended June 30, 2025 was attributable to a $9.1 million net increase in favorable foreign currency exchange gains on monetary assets and liabilities period over period.
Other income, net increased by $3.9 million, or 952% for the nine months ended June 30, 2025, compared to the nine months ended June 30, 2024. The increase in other income, net for the nine months ended June 30, 2025 was primarily attributable to a $3.8 million net increase in favorable foreign currency exchange gains on monetary assets and liabilities period over period.
Income Tax Expense
Income tax expense increased by $0.3 million, or 8%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The increase in income tax expense for the three months ended June 30, 2025 was primarily attributable to an increase in pre-tax income in foreign tax jurisdictions without historical losses.
Income tax expense decreased by $0.5 million, or 35%, for the nine months ended June 30, 2025, compared to the nine months ended June 30, 2024. The decrease in income tax expense for the nine months ended June 30, 2025 was primarily attributable to an increase in global pre-tax losses.
Net Income (Loss)
Net income increased by $5.8 million, or 541%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The increase in net income for the three months ended June 30, 2025 was primarily attributable to (i) an increase in “Gross profit,” (ii) a decrease in “General and administrative expenses,” and (iii) an increase in “Other (income) expense, net,” partially offset by an increase in “Research and development expenses,” each as described above.
Net loss increased by $54.7 million, or 146%, for the nine months ended June 30, 2025, compared to the nine months ended June 30, 2024. The increase in net loss for the nine months ended June 30, 2025 was primarily attributable to (i) a decrease in “Gross profit,” (ii) an increase in “Sales and marketing expenses,” and (iii) an increase in “Research and development expenses,” each as described above.
Liquidity and Capital Resources
Since inception and through June 30, 2025, our principal sources of liquidity have been the proceeds from our initial public offering (“IPO”), our cash and cash equivalents from operations, short-term borrowings, borrowings available under our debt agreements, proceeds from the issuance of the 2030 Convertible Senior Notes (as defined below), supply chain financing, capital contributions from AES Grid Stability, LLC (“AES Grid Stability”) and Siemens Industry, LLC (“Siemens Industry”) and proceeds from the investment by QIA Florence Holdings, LLC, an affiliate of Qatar Holding LLC in 2021, proceeds from short term investments, borrowings against note receivables, and proceeds from sale of accounts receivable under the MRPA (as defined below).
We believe our existing cash and cash equivalents, which includes proceeds from our IPO, cash flows from operations, sales of accounts receivable under MRPA, and proceeds from the issuance of the 2030 Convertible Senior Notes, our supply chain financing arrangements, and availability under our 2024 Revolver (as defined below) will be sufficient to meet our expense and capital requirements for at least the next 12 months following the filing of this Report.

Our capital requirements, and ability to generate cash flow, have been and may in the future vary materially from those planned and will depend on many factors, including our rate of revenue growth, the timing and extent of our growth initiatives, our introduction of new products, services, and digital application offerings and related costs and expenses, and overall regulatory and macroeconomic conditions, including, among others, factors relating to inflation, interest rate environment, impacts of tariffs and trade restrictions, labor shortages, supply chain disruptions, changing consumer behavior, increased competition, and pandemics like COVID-19. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and cash requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilutions to our stockholders. The incurrence of additional debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, operations, and financial condition.
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
For further discussion of the 2030 Convertible Senior Notes and the Capped Calls, refer to “Note 12- Convertible Senior Notes, Net” to our condensed consolidated financial statements included elsewhere in this Report.
Supply Chain Financing
We provide certain of our suppliers with access to two different supply chain financing programs through two different third-party financing institutions (each a “SCF Bank”). These supply chain financing (“SCF”) programs allows us to seek extended payment terms with our suppliers and allows our suppliers to monetize their receivables prior to the payment due date, subject to a discount. Once a supplier elects to participate in either program and reaches an agreement with the respective SCF Bank, the supplier elects which individual invoices to sell to the respective SCF Bank. We then pay the respective SCF Bank on the applicable due date. We have no economic interest in a supplier’s decision to sell a receivable to the SCF Banks. The agreements between our suppliers and the SCF Banks are solely at their discretion and are negotiated directly between them. Under our original supply chain financing arrangement (the “Original SCF Facility”), our suppliers’ ability to continue using such agreements is primarily dependent upon the strength of our financial condition and guarantees issued by The AES Corporation and Siemens Corporation, a subsidiary of Siemens AG, pursuant to the terms of the Credit Support and Reimbursement Agreement (as defined below). As of June 30, 2025, The AES Corporation and Siemens Corporation issued guarantees of $50.0 million each, for a total of $100.0 million, to the original SCF Bank on our behalf. Under the new $150.0 million supply chain financing arrangement entered into on August 8, 2025 (the “New SCF Facility”), we are required to maintain a liquidity ratio of 2:1 as of the last day of each calendar month. Liquidity ratio is defined as the ratio of (i) liquidity to (ii) the sum of (x) the aggregate outstanding notional amount of all receivables, bills of exchange or similar negotiable instruments purchased by the original SCF Bank under the Original SCF Facility and (y) the aggregate outstanding notional amount of payables outstanding under this New SCF Facility. Liquidity under the New SCF Facility includes the Company’s cash and cash equivalents and aggregate availability under the Company’s committed credit facilities, including the 2024 Revolver. Under the New SCF Facility, the Company does not provide secured legal assets or other forms of guarantees under this arrangement, nor does any of the Company’s affiliates.

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
Asset-Based Lending Facility
On November 22, 2023, the Company entered into an asset-based syndicated credit agreement (the “ABL Credit Agreement”) by and among Fluence Energy, LLC, as parent borrower, Fluence Energy, Inc., as parent, the other borrowers party thereto, the other guarantors party thereto, the lenders party thereto (the “ABL Lenders”), and Barclays Bank PLC, as administrative agent, which was amended from time to time, which provided for revolving commitments in an aggregate principal amount of $400.0 million (the "ABL Facility"). The ABL Facility was secured by (i) a first priority pledge of Fluence Energy, Inc.’s equity interests in Fluence Energy, LLC and (ii) first priority security interests in, and mortgages on, substantially all tangible and intangible personal property and material fee-owned real property of Fluence Energy, Inc., Fluence Energy, LLC, and Fluence Energy Global Production Operation, LLC, in each case, subject to customary exceptions and limitations. Borrowings under the ABL Facility were scheduled to mature, and lending commitments thereunder would terminate, on November 22, 2027, which remains the maturity date of borrowings under the 2024 Revolver. As of the time of our entry into Amendment No. 3 to the ABL Credit Agreement (as discussed below), there were no outstanding borrowings under the ABL Facility or letters of credit outstanding.
For further discussion of the ABL Credit Agreement, refer to “Note 11 - Debt” to our consolidated financial statements included elsewhere in this Report.
2024 Revolver
On August 6, 2024, Fluence Energy, Inc. entered into Amendment Number Three ("Amendment No. 3") to that certain ABL Credit Agreement by and among Fluence Energy, LLC, as parent borrower, the Company, as parent, the other borrowers party thereto, the other guarantors party thereto, the lenders party thereto, and Citibank, N.A., as administrative agent (as successor to Barclays Bank PLC) (such agreement, as so amended, the "2024 Credit Agreement") in order to (i) convert the existing ABL Facility to a senior secured cash flow revolving credit facility in an initial aggregate principal amount of up to $500.0 million (the "2024 Revolver"), (ii) replace Barclays Bank PLC as administrative agent under the 2024 Credit Agreement with Citibank, N.A., and (iii) make certain other modifications to the 2024 Credit Agreement as set forth therein. Capitalized terms used in this subsection that are not otherwise defined are defined in the 2024 Credit Agreement.

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
The 2024 Credit Agreement contains customary covenants for this type of financing, including, but not limited to, covenants that restrict our and certain of our subsidiaries’ ability to: incur indebtedness; incur liens; sell, transfer, or dispose of property and assets; make investments or acquisitions; pay dividends, make distributions or other restricted payments; and engage in affiliate transactions. The 2024 Credit Agreement limits our ability to make certain payments, including dividends and distributions on Fluence Energy, LLC's equity, the Company's equity and other restricted payments. Under the terms of the 2024 Credit Agreement, Fluence Energy, LLC and its subsidiaries are currently limited in their ability to pay cash dividends to, lend to, or make other investments in the Company, subject to certain exceptions. In addition, we are required to maintain (i) through December 31, 2025, Total Liquidity of no less than $150,000,000, (ii) from January 1, 2026 and thereafter, Total Liquidity of no less than $100,000,000 or a Consolidated Leverage Ratio as of the last day of any Measurement Period not to exceed 3.50:1.00, and (iii) certain other financial requirements at each Guarantor Coverage Test Date. Such covenants are tested on a quarterly basis and upon the occurrence of other certain restricted payments, the incurrence of indebtedness, certain dispositions, and other specified transactions. As of June 30, 2025, we were in compliance with all such covenants.
The 2024 Credit Agreement contains customary events of default for this type of financing. If an event of default occurs with respect to a borrower, the lenders will be able to, among other things, terminate the commitments immediately, cash collateralize any outstanding letters of credit, declare any loans outstanding to be due and payable in whole or in part, and exercise other rights and remedies. The maturity date and the date of termination of lending commitments under the 2024 Credit Agreement both remain unchanged at November 22, 2027. As of June 30, 2025, there are no cash borrowings under the 2024 Revolver, and there are $157.5 million letters of credit outstanding under the 2024 Revolver, with remaining availability of $342.5 million, net of letters of credit issued.
Borrowings Against Note Receivable - Pledged as Collateral
In December 2022, we transferred $24.3 million in customer receivables to Standard Chartered Bank (“SCB”) in the Philippines for proceeds of $21.1 million. The receivables all related to our largest customer in that country. The underlying receivables transferred were previously aggregated into a long term note, with interest, and a maturity date of September 30, 2024. In April 2023, we aggregated and transferred an additional $30.9 million in receivables into a second long term note with the same customer to SCB for proceeds of $27.0 million, upon substantially similar terms as the December 2022 transfer and with a maturity date of December 27, 2024. These transactions were treated as secured borrowings as we did not transfer the entire note receivables due from the customer to SCB. We continued to receive quarterly interest income from the customer, while SCB was responsible for collecting payments on the principal balances which represented the initial receivable balances from the customer. We had no other continuing involvement or exposure related to the underlying receivables. On September 16, 2024 and December 27, 2024, $24.3 million and $30.9 million of receivables, respectively, were paid in full, resulting in release of the corresponding notes and borrowings.

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
Credit Support and Reimbursement Agreement
We are party to an Amended and Restated Credit Support and Reimbursement Agreement, dated June 9, 2021, with The AES Corporation (“AES”) and Siemens Industry (the “Credit Support and Reimbursement Agreement”) whereby they may, from time to time, agree to furnish credit support to us in the form of direct issuances of credit support to our lenders or other beneficiaries or through their lenders’ provision of letters of credit to backstop our own facilities or obligations. Pursuant to the Amended and Restated Credit Support and Reimbursement Agreement, if AES or Siemens Industry agree to provide a particular credit support (which they are permitted to grant or deny in their sole discretion), they are entitled to receipt of a credit support fee, reimbursement of actual costs and expenses incurred in having a credit support instrument issued and maintained, and reimbursement for all amounts paid to our lenders or other counterparties, payable upon demand. The Amended and Restated Credit Support and Reimbursement Agreement had an initial expiration date of June 9, 2025 (the “initial expiration date”), but will automatically and indefinitely continue thereafter pursuant to its terms until either AES or Siemens Industry terminates the agreement upon six months’ prior notice. No notice of termination has been provided by the time of filing of this Report. Any credit support under the Credit Support and Reimbursement Agreement will remain in effect after any such termination until such credit support has been replaced by the Company.
Currently, the Company has outstanding performance guarantees provided by AES and Siemens Industry and their respective affiliates that guarantee Fluence’s performance obligations under certain contracts with Fluence’s customers. These performance guarantees are issued pursuant to the terms of the Credit Support and Reimbursement Agreement. Fluence paid performance guarantee fees to its affiliates in exchange for guaranteeing Fluence’s performance obligations under certain contracts with Fluence’s customers. The guarantee fees are included in “Costs of goods and services” on Fluence’s condensed consolidated statements of operations. Guarantees are also issued by AES and Siemens Corporation, pursuant to the terms of the Credit Support and Reimbursement Agreement, in connection with a supplier chain financing program (as described in greater detail above).
Commitments, Contingencies, and Off-Balance Sheet Arrangements
As of June 30, 2025, the Company had outstanding bank guarantees, parent guarantees, letters of credit, and surety bonds issued as performance security arrangements for a large number of customer projects. In addition, we have a limited number of parent company guarantees and letters of credit issued as payment security to certain vendors. The Company also has certain battery purchase obligations and spending requirements under our master supply agreement with suppliers. We are also party to both assurance and service-type warranties for various lengths of time. Refer to “Note 14 - Commitments and Contingencies” to our unaudited condensed consolidated financial statements included elsewhere in this Report for more information regarding our contingent obligations, including off-balance sheet arrangements, and legal contingencies.

Historical Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities for the periods presented.

	Nine months ended June 30, 2025		Change	Change %
($ in thousands)	2025	2024
Net cash (used in) provided by operating activities	$(411,281)	$69,156	$(480,437)	694.7%
Net cash used in investing activities	$(20,047)	$(13,444)	$(6,603)	49.1%
Net cash provided by (used in) financing activities	$358,645	$(5,767)	$364,412	(6318.9)%
Net cash flows used in operating activities were $411.3 million for the nine months ended June 30, 2025, compared to net cash provided by operating activities of $69.2 million for the nine months ended June 30, 2024. The $480.4 million increase in net cash used in operating activities period over period was primarily due to a decrease in working capital balances of $422.2 million and an increase in net loss of $54.7 million. Below we describe in more detail the cash flows (used in) provided by operating activities for each period:
•Net cash flows used in operating activities of $411.3 million for the nine months ended June 30, 2025 were primarily due to (i) net loss of $92.1 million, (ii) increases in inventory of $469.7 million due to cash expenditures on inventory, and (iii) decreases in accounts payable of $180.8 million and current accruals and provisions of $118.4 million due to the timing of payments to various vendors. These cash outflows were partially offset by net positive effects of changes in customer contract assets and liabilities. Specifically, deferred revenue, inclusive of related parties, increased in aggregate by $274.1 million and receivables, inclusive of trade, unbilled accounts receivable and receivables from related parties decreased in aggregate by $291.3 million due to timing of various customer project billings and cash collections in accordance with contract milestone payment schedules.
•Net cash flows provided by operating activities of $69.2 million for the nine months ended June 30, 2024 were primarily driven by (i) increases in accounts payable of $256.3 million due to timing of payments to various vendors, and (ii) net positive effects of changes in customer contract assets and liabilities. Specifically, deferred revenue, inclusive of related parties increased by $57.5 million and receivables, inclusive of trade, unbilled accounts receivable and receivables from related parties decreased by $59.5 million due to timing of various customer project billings and cash collections in accordance with contract milestone payment schedules. These cash inflows were partially offset by (i) an increase in inventory, impacting cash flow negatively by $257.9 million, and (ii) net loss of $37.4 million.
Net cash flows used in investing activities were $20.0 million for the nine months ended June 30, 2025, which were due to purchases of property and equipment of $10.0 million and capital expenditures on software of $10.0 million.
Net cash flows used in investing activities were $13.4 million for the nine months ended June 30, 2024, which were due to capital expenditures on software of $8.6 million and to purchases of property and equipment of $4.8 million.
Net cash flows provided by financing activities were $358.6 million for the nine months ended June 30, 2025, which were primarily related to the proceeds received from the issuance of the 2030 Convertible Senior Notes of $400.0 million, partially offset by (i) premiums paid for the purchases of the Capped Calls of $29.0 million and (ii) payments for the debt issuance costs of $12.1 million, primarily related to the 2030 Convertible Senior Notes.
Net cash flows used in financing activities were approximately $5.8 million for the nine months ended June 30, 2024, which were primarily due to $5.0 million in payments related to debt issuances costs, primarily for the ABL Facility, and $3.9 million in payments for a previously acquired company (Nispera), partially offset by $4.4 million of proceeds from the exercise of stock options.
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
As a result of the tax basis adjustment of the assets of Fluence Energy, LLC and its subsidiaries upon the redemptions and our possible utilization of certain tax attributes, the payments that we may make under the Tax Receivable Agreement will be substantial. The redemptions will result in future tax savings of $137.6 million. The Founders will be entitled to receive payments under the Tax Receivable Agreement equaling 85% of such amount, or $117 million; assuming, among other factors, (i) we will have sufficient taxable income to fully utilize the tax benefits; (ii) Fluence Energy, LLC is able to fully depreciate or amortize its assets; and (iii) there are no material changes in applicable tax law. The payments under the Tax Receivable Agreement are not conditioned upon continued ownership of us by the Founders. Although the timing and extent of future payments could vary significantly under the Tax Receivable Agreement, we anticipate funding payments from the Tax Receivable Agreement from cash flow from operations of our subsidiaries, available cash or available borrowings under any future debt agreements.
With the exception of an estimated $0.3 million of Tax Receivable Agreement payment realized as of June 30, 2025, we have determined it is not probable payments under the Tax Receivable Agreement would be made, given the projected inability to fully utilize the related tax benefits over the term of the agreement. Therefore, the Company has not recognized the remaining liability. Should we determine that the additional Tax Receivable Agreement payment is probable, a corresponding liability will be recorded and as a result, our future results of operations and earnings could be impacted as a result of these matters.
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
During the nine months ended June 30, 2025, there were no significant changes in application of our critical accounting policies or estimation procedures from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our 2024 Annual Report and the notes to the audited consolidated financial statements appearing elsewhere in the 2024 Annual Report.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025, the end of the period covered by this Report. Based upon that evaluation, management concluded that, as of June 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
There have been no material changes with respect to our risk factors previously disclosed in our 2024 Annual Report, other than as set forth below. You should carefully consider the risks described in Item 1A. "Risk Factors" of our 2024 Annual Report and the risk factors below along with our unaudited condensed consolidated financial statements and the related notes, as well as our other public filings with the SEC, before making an investment decision. Our business, financial condition, and results of operations could be materially and adversely affected by any of these risks or uncertainties.
Our business and customer demand for our offerings depends in part on government incentives and/or regulations relating to or mandating the use of renewable energy and/or energy storage. The reduction, elimination, modification, expiration, or determination of inapplicability of such government incentives or regulations or the potential of any such reduction, elimination, modification, expiration, or determination of inapplicability of government incentives or regulations has and could in the future impact demand for our energy storage solutions, which could lead to adverse effects to our business, operating results, and cash flows.
Federal, state, local, and foreign government bodies provide incentives and/or regulations relating to mandating or encouraging use of renewable energy and/or energy storage to owners, end users, distributors, system integrators, and manufacturers of renewable energy and energy storage products and solutions to promote renewable electricity and energy storage in the form of rebates, tax credits, other financial incentives, procurement requirements and market structures. The range and duration of these incentives and regulations varies widely by jurisdiction and type of asset involved. Our customers typically use our energy storage solutions for grid-connected applications wherein power is sold under a power purchase agreement or into an organized electric market. The reduction, elimination, modification, expiration, or determination of inapplicability of government incentives or regulations related to mandating or encouraging the use of grid-connected renewable electricity and/or energy storage or the potential of any such reduction, elimination, modification, expiration, or determination of inapplicability of government incentives or regulations has and may in the future negatively affect the competitiveness of our offerings and has impacted and may in the future impact the growth of our industry and our business. Such government incentives and/or regulations may expire on a particular date, end when the allocated funding is exhausted or be reduced or terminated as renewable energy adoption rates increase or as a result of legal challenges, the adoption of new statutes or regulations or changes to existing regulations, new regulatory guidance, or the passage of time. Reductions, modification, terminations, or determination of inapplicability of government incentives and/or regulations may occur without warning. There is no guarantee that such policies, regulations, and incentives will continue to exist in current form, if at all. The reduction, modification, elimination, or expiration or the potential of any such reduction, elimination, modification, expiration, of such government incentives or regulations or determination of inapplicability of such government incentives or regulations has impacted and may in the future impact customer demand for our offerings, may lead to a loss of customers and potential customer projects, and has and may in the future harm our business, operating results, and cash flows.

For example, in August 2022, the United States passed the Inflation Reduction Act of 2022 (the “IRA”), which included incentives that supported the adoption of energy storage solutions, including a new “technology neutral” Section 48E investment tax credit (the “ITC”) and Section 45Y production tax credit (the “PTC”), changes to the previous Section 48 non-“technology neutral” investment tax credit and Section 45 production tax credit, and a new Section 45X advanced manufacturing production tax credit (the “AMPC”). On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law, which significantly modified certain provisions of the IRA, including those related to energy storage. The OBBBA includes long-term continued availability of the ITC for energy storage projects and the AMPC for cells, modules, and inverters in energy storage systems. Certain tax credits, notably including the ITC for storage, will begin to phase down for projects beginning construction after 2033. The prevailing wage and apprenticeship requirements enacted under the IRA continue to apply under the OBBBA in order for the project owner to receive the full ITC value and the credit value can be further increased if the project owner also qualifies for a domestic content bonus credit and energy communities bonus credit. The OBBBA amended the provisions of the domestic content bonus credit for the ITC such that the project owner now must achieve higher minimum domestic content thresholds. In addition, the OBBBA amended the ITC and AMPC such that there are new foreign entity of concern (“FEOC”) requirements on such tax credits, which are intended to deny tax credits to projects that are owned or controlled by certain foreign entities, or that source components from or make payments to such entities, including, but not limited to, Chinese entities. There is continuing uncertainty on certain aspects of the IRA and related guidance and the OBBBA and forthcoming related guidance. Such uncertainty related to the IRA has in the past caused certain customers to take an extended period to evaluate, negotiate, and enter into energy storage arrangements, which has impacted our business and results of operations. Current uncertainty related to changes imposed by the OBBBA may in the future similarly cause customers to delay contracting decisions or may cause customers to delay or cancel existing projects as they navigate such uncertainty, which could have a material negative effect on our business and results of operations.
If we are unable to provide energy storage solutions that qualify our customers for the domestic content bonus credit under the OBBBA on the timeline and in such quantities that we currently anticipate, then there may be negative impacts to our reputation, ability to compete in the market, demand from our customers, and our financial condition. Our competitors may be able to build a more robust domestic supply chain than us and may be able to offer customers U.S. domestic content products in greater quantity, with better pricing, and on a faster timeline than we may be able to if our production of our battery components in the U.S. (e.g., modules, cells, enclosures, and thermal management systems) is delayed or hindered or otherwise negatively impacted (including through the new FEOC restrictions under the OBBBA). Such impacts would adversely impact our brand and ability to compete, and in turn would adversely affect our results of operations.

The new FEOC restrictions apply to virtually all key tax credits under the OBBBA and come in two forms: (i) in tax years beginning after July 4, 2025, the taxpayer taking the tax credit may not be a prohibited foreign entity (“PFE”) or under “effective control” by a PFE and (ii) for ITC projects that begin construction after 2025 and AMPC eligible components that are sold in tax years beginning after July 4, 2025, the project must source a certain percentage of material (which increases over time) from non-PFEs (which is otherwise known as the material assistance component). On July 7, President Trump issued an executive order titled “Ending Market-Distorting Subsidies for Unreliable, Foreign Controlled Energy Sources,” which, among other things, tasked the U.S. Department of Treasury with promptly implementing the enhanced FEOC restrictions established by the OBBBA to ensure FEOC ownership/control and material assistance restrictions are implemented within the compliance timeframe. We believe that under the current language of the OBBBA, which is subject to final rules and further guidance, certain of our US domestic suppliers may be impacted by these new FEOC restrictions. In the event any of our US domestic suppliers is unable to meet the FEOC requirements necessary to qualify for tax credits under the ITC and AMPC by the applicable deadlines set forth under the OBBBA, which remains subject to further implementing regulations and guidance, our reputation, ability to compete in the market, and our financial condition may be adversely impacted. There is no guarantee that the steps, plans, and/or strategy we and our U.S. domestic suppliers are implementing will be successful in mitigating the risks related to the FEOC requirements under the OBBBA, and any further related guidance or interpretation thereof or that any such actions taken to address these FEOC concerns will be implemented and completed prior to applicable compliance deadlines under the OBBBA for the applicable tax credits. Further, there are limited U.S. suppliers for certain components of our domestic content products. If a domestic supplier is unable to provide us with components that are free from any FEOC concerns and we cannot find a substitute source for such components from another U.S. supplier in a timely manner, at a competitive price, or in such quantities that we require that are OBBBA-compliant, then there may be negative impacts on the ability to qualify for the ITC and/or the AMPC and we may be unable to meet obligations under customer contracts for our projects. There would then be corresponding negative impacts to our business, results of operations, and reputation. In addition, there is currently uncertainty on how the FEOC restrictions will be implemented and interpreted by the administration. Forthcoming guidance related to the OBBBA and FEOC requirements from the U.S. Department of Treasury could be drafted in such manner that may be adverse to the Company’s interests and FEOC restrictions and which may introduce credit qualification uncertainty that could impact our future projects.
The full impact of the modifications to the tax credits and FEOC restrictions in the OBBBA, its accompanying guidance, and potential future changes in law that may apply to our business and operations as well as our customers’ and suppliers’ businesses cannot be known with certainty and we may not recognize the full extent of benefits we currently anticipate, which may materially and adversely impact our business, financial condition, and results of operations. We are continuing to evaluate the potential overall impact and applicability of these tax credits, as modified by the OBBBA, and any potential future changes in law on our business and operations.
The international markets in which we operate or may operate in the future have or may in the future put in place policies to promote renewable energy, including energy storage. These incentives and mechanisms vary from country to country. In seeking to achieve growth internationally, we have made and may in the future make investments that, to some extent, rely on governmental incentives and support in a new market. We may not be able to optimize the benefits offered by these incentives or realize the growth that we expect from investments in the incentives, particularly in relation to competitors whose products might benefit disproportionately from these incentives. There is no assurance that these governments will continue to provide sufficient incentives and support to the energy storage industry and that the industry in any particular country will not suffer significant downturns in the future as the result of changes in public policies or government interest in renewable energy, any of which would adversely affect demand for our energy storage solutions and services.
Changes in the global trade environment, including the imposition of new tariffs, changes to existing tariffs, and related general economic uncertainty, has impacted and may in the future impact our business and operations and has and may in the future adversely affect the amount or timing of our revenues, results of operations, and cash flows in the future.
Beginning in early 2025, the United States government imposed significant new tariffs on nearly all products and components imported into the United States (including certain materials and components used in our energy storage solutions) from nearly all other countries and may propose additional tariffs, increases, or modifications to those currently in place. These new tariff rates have continued to fluctuate since the time of implementation in early 2025 and the exact scope of any such tariffs that will remain in place or ultimately be implemented is not known and the ultimate impacts on our business and operations is uncertain.

Additionally, in May 2024, the Biden administration announced a significant shift in the tariff framework for the energy storage industry. Under this May 2024 structure, the Section 301 tariff rate on lithium-ion non-EV batteries imported from China will increase from the current 7.5% to 25%, effective January 1, 2026. This change specifically targeted "batteries" as defined by U.S. Customs and Border Protection, encompassing battery energy storage systems, modules, and certain types of cells, including those used in our energy storage solutions. Under the May 2024 structure, the Section 301 tariff rate on battery "parts"–including separators, electrolytes, cans, and electrodes remains at its current 25% level.
As of the filing date of this Report, covered imports relevant to our energy storage systems will be subject to the 10% China-specific “reciprocal tariff”, plus the current China-specific 20% “fentanyl-related tariff”, plus the 3.4% base tariff on all countries, plus the applicable Section 301 tariff. We have exposure to these Chinese tariffs, as we currently import a number of components, including battery cells from China, into the United States for customers and projects in the United States. We also import other components for our energy storage solutions from other countries as well, including Vietnam and countries in Europe, that are subject to tariff uncertainty and/or increased tariffs from the U.S. over the course of the past year. Retaliatory tariffs imposed by the United States and by other countries in response and the uncertainties surrounding domestic and foreign tariffs have impacted, and could in the future adversely impact, demand for our solutions. A large portion of our current suppliers are located outside of the United States, including certain battery suppliers in China, and there continues to be uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, and government regulations. Changes to tariffs and trade policy have impacted our supply chain and supply chain strategies, both domestically and internationally, in the past, continue to have impacts on our supply chain and supply chain strategies, and may impact our supply chain and supply chain strategies in the future. These changes has had and may in the future have an adverse impact on our results of operations and business.
There is no guarantee that the steps we have taken to ramp up domestic production of key products and components of our energy storage solutions in the United States will proceed on the anticipated timeline nor that such steps will successfully mitigate the impacts of any tariffs. We have faced and we may in the future face unanticipated costs and delays in developing our domestic supply chain, and there is no guarantee we will be able to scale domestic production to the degree in regards to volume, quality, and as quickly as would be required to avoid material adverse impacts to the business and our results of operations from changes in the trade environment.
The economic uncertainty created by the rapid recent changes in tariff policy in the United States has impacted, and may continue to adversely impact our customer contracting activity. In response to this tariff-related uncertainty, we have mutually agreed, and may in the future agree, with certain customers to delay entry into new energy storage solutions contracts and to pause active, currently signed contracts that are under project execution until there exists better visibility and certainty on the tariff environment. We may also experience cancellation of customers’ orders of our energy storage solutions in the future due to such tariff uncertainty. Such customer contracting behavior in response to the tariff-related uncertainty has adversely impacted and may in the future adversely impact our business and results of operations.
In addition, currently there are ongoing investigations into certain additional tariffs on specific imports and trade practices that may result in tariffs and/or more restrictive trade duties and restrictions on components for our energy storage solutions that we import into the U.S. from overseas. For example, there is an active anti-dumping/countervailing (“AD/CV”) proceeding before the U.S. International Trade Commission and U.S. Department of Commerce (“DOC”) regarding Chinese graphite active anode material (“AAM”) imports and downstream imports that utilize graphite AAM, which includes imports utilized in our energy storage systems. On May 20, 2025, there was a preliminary CV determination by the DOC that assigned a CV rate of 11.58%. On July 18, 2025, there was a preliminary AD determination by the DOC that assigned a “separate” AD tariff of 93.5% to certain entities and an adverse AD tariff of 102.72% to entities that are de facto controlled by the government of China. The AD/CV tariff rates and scope of imports subject to the tariffs may change at the final determination by DOC, which is expected on or by December 5, 2025. We may not be able to find alternative sourcing to replace or supplement any affected suppliers in a timely fashion and face higher pricing as a result. We are still assessing the ultimate impact these tariffs could have on our suppliers, our business, our suppliers’ pricing decisions, and are waiting for the final determination from the DOC to be issued later this calendar year. Due to the uncertainty relating to the final outcome of the various investigations, including the AD/CV proceeding described above, we cannot predict the ultimate impact the outcome of these investigations and any resulting tariffs or other trade actions could have to our business, financial condition, and results of operations.
The current tariffs and trade policy as well as future tariffs and trade policy and resulting economic conditions as well as tariff uncertainty in the markets in which we operate may materially increase costs of certain components and our inventory costs, has and may in the future impact our strategy, has impacted and may continue to impact demand for our solutions, has affected and may further negatively affect our customers, suppliers, and manufacturing partners and their own respective businesses and operations, has required and may in the future require significant attention from our management, and may significantly harm our business, prospects, financial condition, and operating results if we are unable to manage these impacts effectively.
Risks Related to the 2030 Convertible Senior Notes
Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition, and results of operations and impair our ability to satisfy our obligations under the 2030 Convertible Senior Notes.
As of June 30, 2025, we had approximately $400.0 million of indebtedness outstanding under the 2030 Convertible Senior Notes, and no cash borrowings outstanding under the 2024 Revolver (excluding $157.5 million letters of credit outstanding thereunder), with remaining availability of $342.5 million, net of letters of credit issued. All borrowings and obligations under the 2024 Revolver will be effectively senior to our obligations under the 2030 Convertible Senior Notes to the extent of the value of the assets securing such borrowings and obligations, and structurally senior to the 2030 Convertible Senior Notes as the 2030 Convertible Senior Notes are not guaranteed by Fluence Energy, LLC, a borrower under the 2024 Revolver.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of our equity securities during the quarter ended June 30, 2025 that were not otherwise disclosed in a Current Report on Form 8-K.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)    None.

(b)    None.

(c)     Director and Officer Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2025, no directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified, or terminated “Rule 10b5-1 trading arrangements” and/or “non-Rule 10b5-1 trading arrangements” (each as defined in Item 408 of Regulation S-K).

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

Fluence Energy, Inc.

Date: August 11, 2025	By:	/s/ Julian Nebreda
Julian Nebreda Chief Executive Officer and President (Principal Executive Officer)

Date: August 11, 2025	By:	/s/ Ahmed Pasha
Ahmed Pasha Senior Vice President and Chief Financial Officer (Principal Financial Officer)