Form 10-K
period 2025-09-30
Fluence Energy, Inc.
filed 2025-11-25
CIK 1868941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2025
OR

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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based upon the closing sale price of a share of the registrant’s Class A common stock on March 31, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the Nasdaq stock market, was approximately $309.2 million. Shares of the registrant’s Class A common stock held by each executive officer, director, and each other person who may be deemed to be an affiliate of the registrant, have been excluded from this computation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of November 20, 2025, the registrant had 131,369,447 shares of Class A common stock outstanding and 51,499,195 shares of Class B-1 common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant’s Definitive Proxy Statement relating to the 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended September 30, 2025.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Certain statements in this Annual Report on Form 10-K for the fiscal year ended September 30, 2025 (this “Annual Report”), excluding historical information, contain or may contain forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report are forward-looking statements. In particular, statements regarding our future results of operations and financial position, operational performance, the Company’s business, growth, and innovation strategy and the efficacy of our products and services to meet evolving needs, future market and industry growth and related opportunities for the Company, projected operating costs, our ability to differentiate our products and optimize our cost structure, our ability to compete, liquidity and access to capital, the timing of future revenue recognition, future capital expenditures and debt service obligations, the Company’s expected growth and demand for our energy storage solutions, services, and digital application offerings and the industry generally, relationships with new and existing customers and suppliers, introduction of new energy storage solutions, services, and digital application offerings and adoption of such offerings by customers, our domestic content strategy, assumptions relating to the Company’s tax receivable agreement, our relationships with our founders, expectations relating to backlog, pipeline, contracted backlog, and order intake, current expectations relating to legal proceedings, impacts and benefits from the Inflation Reduction Act of 2022 (the “IRA”) and related domestic content guidelines on us and our customers, potential impact of the changes to the IRA pursuant to the One Big Beautiful Bill Act (“OBBBA”) and related executive orders and agency guidance on us, our customers, and our suppliers, the implementation and success of our compliance and risk mitigation strategies related to the foregoing regulatory impacts and uncertainty, potential or estimated impact of tariffs and uncertainty around U.S. and foreign trade policy on the Company, our suppliers, and our customers, potential impact from delays in ramp up of production facilities, such as recent delays in Arizona, and the impact on our customers and results of operations, and beliefs, assumptions, prospects, plans, and objectives of management, are forward-looking statements. In some cases, you may identify forward-looking statements by terms such as “may,” “possible,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “seeks,” “intends,” “targets,” “projects,” “contemplates,” “grows,” “believes,” “estimates,” “predicts,” “potential,” “commits,” “would,” or “continue” or the negative of these terms or other similar expressions. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

These forward-looking statements are subject to a number of risks, uncertainties, and other important factors that could cause actual results to differ materially from those in the forward-looking statements, including, but not limited to, the elimination or expiration of government incentives or regulations regarding renewable energy; changes in the global trade environment; fluctuations in order intake and results of operations across fiscal periods; a significant reduction in order volume or loss of significant customers or their inability to perform under contracts; competition for offerings and the ability to attract new customers and retain existing ones; maintaining and enhancing reputation and brand recognition; our ability to manage recent and future growth and the expansion of our business and operations; our ability to attract and retain highly qualified personnel; our growth depending on the success of relationships with third parties; delays, disruptions, and quality control problems in manufacturing operations; risks associated with engineering and construction, utility interconnection, commissioning and installation of energy storage products, cost overruns, and delays; supplier concentration and limited supplier capacity; operating as a global company with a global supply chain; changes in the cost and availability of raw materials and underlying components; lengthy sales and installation cycle for energy storage solutions; quality and quantity of components provided by suppliers; defects, errors, vulnerabilities, and/or bugs in products and technology; events and incidents relating to storage, delivery, installation, operation, maintenance, and shutdowns of products; current and planned foreign operations; failure by contract manufacturers, vendors, and suppliers to use ethical business practices and comply with applicable laws and regulations; actual or threatened health epidemics, pandemics, or similar public health threats; severe weather events; acquisitions made or that may be pursued; our ability to obtain financial assurances for projects; relatively limited operating and revenue history as an independent entity and the nascent clean energy industry; anticipated increases in expenses in the future and our ability to maintain prolonged profitability; the risk that amounts included in the pipeline and contracted backlog may not result in actual revenue or translate into profits; restrictions set forth in current and future credit and debt agreements; our uncertain ability to raise additional capital to execute on business opportunities; fluctuations in currency exchange rates; whether renewable energy technologies are suitable for widespread adoption or if sufficient demand for offerings does not develop or takes longer to develop than anticipated; our estimates on the size of the total addressable market; macroeconomic uncertainty and market conditions; interest rates or a reduction in the availability of tax equity or project debt capital in the global financial markets and corresponding effects on customers’ ability to finance energy storage systems and demand for energy storage solutions; the cost of electricity available from alternative sources; a decline in public acceptance of renewable energy, or delay, prevent, or increase in the cost of customer projects; increased attention to environmental, social and governance (“ESG”) matters; our ability to obtain, maintain, and enforce proper protection for intellectual property, including technology; the threat of lawsuits by third parties alleging intellectual property violations; our having adequate protection for trademarks and trade names; our ability to enforce intellectual property rights; our patent portfolio; our ability to effectively protect data integrity of technology infrastructure, data, and other business systems; the use of open-source software; our failure to comply with third-party license or technology agreements; our inability to license rights to use technologies on reasonable terms; compromises, interruptions, or shutdowns of systems; use of AI technologies; potential changes in tax laws or regulations; barriers arising from current electric utility industry policies and regulations and any subsequent changes; environmental, health, and safety laws and potential obligations, liabilities, and costs thereunder; actual or perceived failure to comply with data privacy and data security laws, regulations, industry standards, and other requirements relating to the privacy, security, and processing of personal information; potential future legal proceedings, regulatory disputes, and governmental inquiries; ownership of our Class A common stock; short-seller activists; being a “controlled company” within the meaning of the rules of the Nasdaq Stock Market (“Nasdaq”); conflicts of interest by officers and directors due to positions with Continuing Equity Owners (as defined herein); relationship with Founders (as defined herein) and Continuing Equity Owners; terms of our amended and restated certificate of incorporation and amended and restated bylaws; our dependence on distributions from Fluence Energy, LLC to pay taxes and expenses and Fluence Energy, LLC’s ability to make such distributions may be limited or restricted in certain scenarios; risks arising out of the Tax Receivable Agreement; unanticipated changes in effective tax rates or adverse outcomes resulting from examination of tax returns; risks related to the 2030 Convertible Senior Notes; improper and ineffective internal control over reporting to comply with the Sarbanes-Oxley Act; changes in accounting principles or their applicability; and estimates or judgments relating to critical accounting policies; and the factors described under the headings Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Many of the important factors that will determine these results are beyond our ability to control or predict. Accordingly, you should not place undue reliance on any such forward-looking statements. We qualify all forward-looking statements contained in this Annual Report by these cautionary statements. Any forward-looking statement speaks only as of the date on which it is made, and, except as otherwise required by law, we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Additionally, our discussion of ESG assessments, goals, and relevant issues herein are informed by various ESG standards and frameworks (including standards for the measurement of underlying data) and the interests of various stakeholders. Any references to “materiality” in the context of such discussions and any related assessment of ESG “materiality” may differ from the definition of “materiality” under various legal regimes, including the federal securities laws for SEC reporting purposes. Furthermore, much of this information is subject to assumptions, estimates, methodologies, or third-party information that is still evolving and subject to change. While these are based on expectations and assumptions believed to be reasonable at the time of preparation, they should not be considered guarantees and in many cases such information and methodologies have not necessarily been verified by us or any third-party, unless otherwise specified. If our approaches to such matters are perceived to fall out of step with common or best practice, or otherwise diverge from stakeholder expectations, we may be subject to additional scrutiny, criticism, regulatory and investor engagement or litigation, any of which may adversely impact our business, financial condition, or results of operations. Similarly, we cannot guarantee strict adherence to standard recommendations, and our disclosures based on any standards may change due to revisions in framework or legal requirements, availability or quality of information, changes in our business or applicable government policies, or other factors, some of which may be beyond our control.
Risk Factors Summary
The following is a summary of the principal risks that could adversely affect our business, operations, financial results and future prospects, plans and objectives of the Company and the trading price of our Class A common stock. This summary should be read in conjunction with the “Risk Factors” section and should not be relied upon as an exhaustive summary of the material risks facing our business.
•elimination, or expiration of government incentives or regulations regarding renewable energy;
•changes in the global trade environment;
•fluctuations of our order intake and results of operations across fiscal periods;
•significant reduction in our order volume or loss of one or more of our significant customers or their inability to perform under their contracts;
•risks relating to competition for our offerings and our ability to attract new customers and retain existing customers;
•ability to maintain and enhance our reputation and brand recognition;
•ability to effectively manage our recent and future growth and expansion of our business and operations;
•ability to attract and retain highly qualified personnel;
•our growth depends in part on the success of our relationships with third parties;
•risks relating to delays, disruptions, and quality control problems in our manufacturing operations;

•risks associated with engineering and construction, utility interconnection, commissioning and installation of our energy storage products, cost overruns, and delays;
•risks relating from supplier concentration and limited supplier capacity;
•risks relating to operating as a global company with a global supply chain;
•changes in the cost and availability of raw materials and underlying components;
•risks relating to lengthy sales and installation cycle for our energy storage solutions;
•risks relating to quality and quantity of components provided by suppliers;
•risks relating to defects, errors, vulnerabilities and/or bugs in our products and technology;
•events and incidents relating to storage, delivery, installation, operation, maintenance and shutdowns of our products;
•risks relating to our current and planned foreign operations;
•failure by contract manufacturers, vendors, and suppliers to use ethical business practices and comply with applicable laws and regulations;
•actual or threatened health epidemics, pandemics or similar public health threats;
•severe weather events;
•risks relating to acquisitions or other transactions we have made or that we may pursue;
•ability to obtain financial assurances for our projects;
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
•fluctuations in currency exchange rates;
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
•risks relating to the cost of electricity available from alternative sources;
•decline in public acceptance of renewable energy, or delay, prevent, or increase in the cost of customer projects;
•increased attention to ESG matters;
•ability to obtain, maintain and enforce proper protection for our intellectual property, including our technology;
•threat of lawsuits by third parties alleging intellectual property violations;
•adequate protection for our trademarks and trade names;
•ability to enforce our intellectual property rights;
•risks relating to our patent portfolio;
•ability to effectively protect data integrity of our technology infrastructure, data, and other business systems;
•use of open-source software;
•failure to comply with third party license or technology agreements;
•inability to license rights to use technologies on reasonable terms;
•risks relating to compromises, interruptions, or shutdowns of our systems;

•risks relating to the use of AI technologies;
•potential changes in tax laws or regulations;
•barriers arising from current electric utility industry policies and regulations and any subsequent changes;
•risks relating to environmental, health, and safety laws and potential obligations, liabilities and costs thereunder;
•actual or perceived failure to comply with data privacy and data security laws, regulations, industry standards; and other requirements relating to the privacy, security, and processing of personal information;
•risks relating to potential future legal proceedings, regulatory disputes, and governmental inquiries;
•risks relating to ownership of our Class A common stock;
•risks relating to short-seller activists;
•risks relating to us being a “controlled company” within the meaning of the Nasdaq rules;
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
•risks relating to the 2030 Convertible Senior Notes;
•risks relating to improper and ineffective internal control over reporting to comply with Sarbanes-Oxley Act;
•risks relating to changes in accounting principles or their applicability to us; and
•risks relating to estimates or judgments relating to our critical accounting policies.

PART I
ITEM 1. BUSINESS
Inception and Organization
Fluence Energy, Inc., a Delaware corporation (the “Company”), was initially formed on June 21, 2021 and completed its initial public offering (the “IPO”) on November 1, 2021. We conduct our business operations through Fluence Energy, LLC and its direct and indirect subsidiaries. Fluence Energy, LLC was formed on June 30, 2017 as a joint venture between Siemens Industry, Inc. (“Siemens Industry”), an indirect subsidiary of Siemens AG (“Siemens”), and AES Grid Stability, LLC (“AES Grid Stability”), an indirect subsidiary of The AES Corporation (“AES”), and commenced operations on January 1, 2018. We refer to Siemens Industry and AES Grid Stability as the “Founders” in this Annual Report and together with Qatar Holding LLC (“QHL”), an affiliate of the Qatar Investment Authority (“QIA”), they are collectively referred to as the “Continuing Equity Owners.” As the sole managing member of Fluence Energy, LLC, Fluence Energy, Inc. operates and controls all the business and affairs of Fluence Energy, LLC and its direct and indirect subsidiaries. As a result, Fluence Energy, Inc. consolidates Fluence Energy, LLC and records a non-controlling interest in its consolidated financial statements for the economic interest in Fluence Energy, LLC held by the Founders. Except where the content clearly indicates otherwise, any reference in this Annual Report to “Fluence,” “we,” “us,” “our” or “the Company” refers to Fluence Energy, Inc. and all of its direct and indirect subsidiaries, including Fluence Energy, LLC.
Overview
Fluence is a global market leader delivering intelligent energy storage and optimization software for renewables and storage. Our energy storage solutions and operational services are designed to help create a more resilient grid and unlock the full potential of renewable portfolios.
As of September 30, 2025, we had 6.8 gigawatts (“GW”) of energy storage assets deployed and 9.1 GW of contracted backlog across 33 markets in 25 countries with a gross global pipeline of 128.8 GW. As of September 30, 2025, our global operational and maintenance (“O&M”) services team was providing services for 5.6 GW of energy storage assets, with a further 7.0 GW of contracted backlog. As of September 30, 2025, we had an aggregate of 22.0 GW of renewable energy assets using Fluence digital offerings and 12.1 GW of contracted backlog related to renewable and energy storage assets using Fluence digital offerings.
Our Industry and Market Opportunity

Our Industry
The utility-scale battery storage industry continues to experience unprecedented growth fueled by (i) the global transition toward renewable energy, (ii) heightened focus on grid resilience, (iii) declining lithium-ion battery prices, (iv) increased electricity demand, and (v) supportive regulatory frameworks.
Energy Storage Market Opportunity
We believe the energy storage market is comprised of three main elements:
•Energy storage solutions — the components (including batteries), professional services, and labor required to manufacture, assemble, and install energy storage systems. The energy storage solutions market is driven by the deployment of new energy storage solutions globally and its addressable market is comprised of the annual spend associated with the manufacturing, delivery, and installation of new energy storage solutions. BloombergNEF estimated in its 2H 2025 Energy Storage Market Outlook published on October 20, 2025 that the global utility scale market, excluding China, will add approximately 3,201 GWh between 2024 and 2035.
•Services — recurring O&M services that energy storage solutions require and asset management services that are provided by third parties when asset owners outsource the operations of their systems. The services market element is driven by growth in installed energy storage solutions globally and its addressable market is comprised of the recurring annual service spend across the entire fleet of energy storage projects, which continues to grow through new installations.
•Digital applications and software — cloud-based software that help asset owners optimize the performance of their systems and portfolios, including asset performance management (“APM”) software and intelligent forecasting and bid optimization software for asset trading applications. Cloud-based software applications can be deployed on both energy storage assets and renewable assets. The digital applications sector is driven by the growth in installed energy storage solutions and renewable assets, and its addressable market is comprised of the total global installed fleet of energy storage solutions and renewable assets. We believe there is an opportunity to not only deploy digital offerings and software solutions on individual assets but also across entire energy storage fleets and portfolios of generation assets to improve both performance and economic output, as well as to reduce the total cost of ownership (“TCO”) of the asset with improvements in both service productivity and with enhanced predictive maintenance, and the opportunity to reduce the overall carbon footprint of the portfolio by optimizing various asset types.
As described above, we believe there are multiple key factors driving continued growth in the energy storage sector, including, but not limited to:
•Global Transition Toward Renewable Energy: The ongoing transition from fossil to renewable generation is expected to continue to require significant increases in energy storage capacity to both offset potential grid instability caused by intermittent renewable resources and enable the use of power from renewable generation assets at times when natural resources may be unavailable. Energy storage will be essential in managing variations in renewable electricity output.
•Grid Resilience: Growing capacity constraints on existing power grids that were not designed to support distributed and renewable generation infrastructure or technologies, such as electric vehicles, position energy storage assets as a key solution.
•Declining Lithium-Ion Battery Prices: Growth of the industry and the continued adoption of energy storage solutions by our customers is driven by the declining cost of the lithium-ion energy storage hardware, mainly the cost of lithium-ion batteries. The cost of lithium-ion energy storage hardware has declined significantly in the last decade and has resulted in a large addressable market today. In fiscal year 2022, we saw prices for lithium-ion batteries increase from prior years, though prices returned to their historical trend of declining year-over-year in fiscal years 2023 through 2025, due in part to manufacturing overcapacity and saturation in the market and lower cost of the underlying raw materials, including lithium as well as softening demand from the electric vehicle (“EV”) sector. The market for energy storage continues to rapidly evolve and while we believe lithium-ion battery costs will continue to decline over the long-term, they may not decline or decline at the rates we expect. If costs do not continue to decline long-term and instead remain steady or increase, as seen in fiscal year 2022, this could adversely affect demand for our products and services, our revenue, order intake, our market share, and ability to grow our business.
•Increased Electricity Demand: Driven by factors such as the rise of data centers and AI. The surge in demand for electricity increases the need for energy storage systems to ensure grid stability, manage peak loads and provide reliability to power grids, especially during periods of elevated use. There is significant need for technology solutions that can be deployed in the next 5 years to keep up with AI data center build out and energy storage is well suited to be deployed at scale in this timeline. According to a publication from the U.S. Department of Energy in April 2024, electricity demand is forecasted to grow substantially in the United States over the next decade. This is being driven to some extent by data centers and AI, in another report by the U.S. Department of Energy in December 2024, data centers are expected to consume approximately 6.7% to 12% of total U.S. electricity by 2028. We are seeing similar trends of increasing electricity demand in other countries, including those in which we operate.
•Supportive Regulatory Frameworks: Governments across the globe have announced legislation, policies, and initiatives that are supportive of the transition from fossil fuels to low-carbon forms of energy and support specifically energy storage deployment and development. Such government policies, regulations, legislation, and programs have become increasingly instrumental in stimulating adoption of energy storage solutions across different markets through a variety of methods, including by providing financial support and incentives, including tax incentives, facilitating grid integration, supporting research and development, and establishing favorable regulatory regimes.
Our Products and Services
Our business continues to evolve worldwide and is shaped by the varying ways in which our products can provide economically viable solutions to energy needs in certain markets. Our offerings include energy storage products and solutions, recurring O&M services, and digital applications for energy storage and other power assets. We may refer to our energy storage systems as “energy storage solutions” and use this term interchangeably as it is more reflective of the full offering available and provided to our customers. We may also refer to battery-based energy storage systems, systems, integrated systems, enclosures, and cubes interchangeably. We have repeatedly pioneered new use cases for grid-scale energy storage. Some of the uses we have supported include frequency regulation, generation enhancement, capacity peak power, energy cost control, microgrids/islands, renewable integration, virtual dams, transmission and distribution (“T&D”) enhancement, and critical power.
Energy Storage Solutions
We sell configurable energy storage solutions with integrated hardware, software, and digital intelligence. Fluence’s energy storage solutions are built on years of development of prior generations, and reflect, among other things, ongoing safety and design improvements. We believe that Fluence’s energy storage solutions make it simpler for customers to deploy storage faster and more cost effectively without sacrificing quality and configurability. Our storage technology lays the foundation for better energy storage solutions with industry-leading safety, integrated controls systems, and factory-built, modular building blocks. By pairing the benefits of mass production with the flexibility of a configurable system architecture, we believe we are able to serve the diverse needs of customers around the world from a single, underlying product platform. Our energy storage solutions are optimized for common customer applications but can be configured for specific use cases and requirements. Our current solutions include:
•Gridstack Pro®: Energy storage solution designed for large-scale front-of-the-meter applications. Gridstack Pro is sold to independent power producers (“IPPs”), developers, utilities, and other generators, and is designed to improve density and system performance with both 2- and 4-hour product configurations. Gridstack Pro is intelligent energy storage for MW to GW scale projects with balanced power to energy matching and increased site density. This solution combines state-of-the-art battery modules, management systems, and monitoring equipment into a fully unified architecture designed to improve operations and system safety. It includes a system of multiple interoperable enclosures that provide different energy capacities and densities for diverse global project needs. Gridstack Pro® 2000 series utilizes the Fluence-designed Battery Packs.
•Gridstack®: Energy storage solution designed for front-of-the-meter applications. This solution is sold to IPPs, developers, utilities, and other generators to deliver energy, capacity, and ancillary services in both regulated and deregulated electricity markets globally. Gridstack’s industrial-strength design is built for demanding front-of-the-meter energy storage applications including, but not limited to, flexible peaking capacity, frequency regulation, and renewable integration.
•Ultrastack®: Designed to meet the critical system requirements of distribution and transmission networks, including stringent requirements around availability, uptime, and information technology (“IT”) security, and advanced controls applications that deliver a suite of highly technical grid services, such as synthetic inertia and power oscillation damping.
•Smartstack™: Announced during fiscal year 2025, this platform reflects a revolutionary split architecture design, incorporating embedded intelligence and higher energy density compared to traditional AC systems. This architectural design separates critical control systems from battery packs, and it combines a comprehensive network of sensors paired with edge computing to deliver real-time insights about all aspects of operation, security, and performance.
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
Advanced safety features in all Fluence storage solutions work together to prevent, detect, and contain thermal events, minimizing damage and downtime. Fluence completes fire testing at the cell, module, unit, and installation levels for all systems. Fire testing incorporates the UL9540A standard and goes beyond industry standards with the purposeful inception of a full-scale fire to measure propagation, safe distances, gas emissions, incident times, and safety practices.
Fluence-designed Battery Pack
Our Fluence-designed Battery Packs are used in our Gridstack Pro 2000 solutions for optimized system performance and supply chain agility. The Fluence-designed Battery Packs combine state-of-the-art battery modules, management systems, and monitoring equipment into a unified product architecture designed to improve operations through advanced thermal and state of charge (“SOC”) management, which is intended to promote consistent product performance and safety at the system level. We initiated domestic production of these battery modules at our contract manufacturer’s facility in Utah in September 2024 and are incorporating battery cells manufactured in Tennessee for our domestic content offering in the U.S. We believe this will allow Fluence and its customers to capture certain incentives under the IRA, as amended by the OBBBA.
Services
In addition to energy storage solutions, our offerings include recurring operational and maintenance services. Our recurring operational and maintenance services are designed around customer business needs, in-house capabilities, performance requirements, and risk profiles. Our service plans provide varying levels of training, maintenance, guarantees, warranties, and support to address our customers’ desired level of active system management. Service levels range from providing comprehensive training for customers to performing all preventative and reactive maintenance, which includes comprehensive performance guarantees, system testing, and equipment warranties. All service plans we provide include remote monitoring and diagnostic services, which includes 24/7 real-time monitoring, diagnostics, and customer support to optimize the availability, reliability, and performance of battery energy storage systems for asset owners and operators.

Digital Application Offerings
Software-as-a-service (SaaS) products for renewables and storage are critical for helping asset owners and managers navigate the complex, volatile, and quickly scaling nature of the clean energy market. As portfolios of renewable and storage assets continue to scale across the globe, we believe that asset owners and managers will require SaaS products that optimize the performance of such assets to maximize their revenues and lower their overall cost of ownership. Our digital applications allow us to offer digital capabilities that can be combined with our energy storage solutions and services to optimize revenue and lower the total cost of ownership and thereby provide our customers with enhanced value. Our Fluence digital offerings encompass proprietary machine learning, AI, data science technologies, and applied engineering to enable the advanced capabilities of our two cloud-based software products: Fluence Mosaic and Fluence Nispera.
Fluence Mosaic is an intelligent energy forecasting, bid optimization software and service offering for utility-scale storage and renewable assets, enabling customers to optimize asset trading in wholesale electricity markets. Fluence Mosaic is currently available in the NEM (Australia), CAISO (California), ERCOT (Texas), and Japan.
Fluence Nispera is our asset performance management (APM) software and related support team. Fluence Nispera helps customers improve how they monitor, analyze, and optimize the performance of their assets by providing greater visibility to equipment performance, enhancing ability to detect and prevent failures using advanced machine learning methods and AI tools to improve productivity and lower their TCO over the life of the asset. Fluence Nispera is an AI-driven utility-scale asset performance management platform that supports portfolios of energy storage, solar, and wind assets.
Our Growth Strategy

Our growth strategy includes leveraging our global scale, product development, and market share position to help transform the way we power our world for a more sustainable future. We have a number of core geographic markets with strong experience, market share, and demonstrated success which will continue to be a focus for us. As the cost of energy storage systems continues to decrease, we believe additional markets will scale and offer us additional opportunities for expansion.

We target new customers as the number of IPPs, utilities, and other key energy customers buying battery energy storage solutions continues to grow substantially throughout the world, including as a result of the rising demand for electricity and energy storage resulting from the expansion of data centers and traditionally focused renewable and thermal developers add energy storage to their portfolios.

Additionally, we develop and innovate to provide energy storage solutions and digital software offerings that aim to solve our customers’ energy challenges and expand our services with additional value-add offerings. We intend to continue to grow our customer base through new product launches and are also focused on expanding our business with standardized offerings that are optimized for each of our sales channels, and on moving towards an organizational structure better designed to support specific customer types, improving logistics, and enhancing market focus.
Our Customers
We sell our energy storage solutions, services, and digital offerings to a wide range of customers around the world, including utilities and load-serving entities, IPPs, developers, conglomerates, and commercial and industrial (“C&I”) customers. In fiscal year 2025, our two largest customers represented approximately 41% of our revenues. In addition, as of September 30, 2025, approximately 24% of our revenue was with related parties, primarily AES and its affiliates. As of September 30, 2025, the Company had $5.3 billion of remaining performance obligations related to our contractual commitments, which we refer to as our backlog, of which 13% is with AES. As of September 30, 2025, we had a gross global pipeline of 128.8 GW, which includes 65.1 GW for energy storage solutions and services. Of the energy storage solutions and services global pipeline, United States customers composed the largest portion of our pipeline at 16.1 GW or approximately 25%, with Australia customers following at 13.8 GW or 21%, and Germany customers at 7.9 GW or 12%.
Sustainability
We are a purpose-built, purpose-driven company on a mission to transform the way we power our world for a more sustainable future. The Company’s offerings are intended to enable and promote more sustainable, reliable, and resilient electric grids and infrastructure in a repeatable, scalable way. Our sustainability vision is grounded in data-driven accountability and transparency, which is intended to help guide us to evaluate our business holistically and prioritize sustainable practices across our organization. Our internal sustainability program is built upon three key pillars: (i) reporting & stakeholder engagement; (ii) environmental stewardship & compliance; and (iii) responsible sourcing & social compliance. Our ESG Steering Committee is responsible for prioritization and promoting alignment regarding sustainability initiatives and priorities across all internal stakeholders. The ESG

Steering Committee is comprised of five management leaders (our Chief Executive Officer, Chief Financial Officer, Chief Human Resources Officer, Chief Product and Supply Chain Officer, and Chief Legal and Compliance Officer).

During fiscal year 2024, we developed our responsible sourcing framework and implemented it for our key strategic suppliers and later in the fiscal year, we advanced the responsible sourcing program by extending further into our supply chain to regional suppliers and logistics providers. We believe our responsible sourcing strategy sets expectations for our supply chain and drives accountability among our suppliers. As part of this program, we have developed a rigorous system of supplier selection, engagement, education, assessments, and auditing. Our sustainability team and our supply chain team members work closely together to advance our responsible sourcing mission.
Human Capital
We believe our workforce is critical to our success and we strive to create a positive, equitable, and safe work environment. To create a culture of transparency, we maintain a regular cadence of communications from the executive leadership team to our employees, including emails, all hands meetings, Q&A sessions, and employee resource groups with executive sponsors.
As of September 30, 2025, we had approximately 1670 full-time employees across 15 different countries. None of our employees in the United States are represented by a labor union. As of September 30, 2025, approximately 140 of our employees in Germany were represented by a works council. We have not experienced any employment-related work stoppages, and we consider relations with our employees to be good. As of September 30, 2025, women represent 28% and men represent 72% of our total workforce.
Fluence is committed to cultivating an inclusive culture for our workforce. During fiscal year 2024, we adopted a more comprehensive culture, equity, and inclusion (CEI) approach, emphasizing a global perspective. This holistic approach reflects the different expectations and needs of our varying international operations, rooted in a foundation of applicable employment and civil rights laws, positioning us to continue to build a cohesive and respectful work environment that drives innovation and performance across all regions. We believe this holistic cultural approach positions the Company to attract, retain, and engage top talent from around the world while contributing to a more equitable and inclusive global energy sector.
Fluence is committed to supporting the well-being and professional growth of our employees through regionally tailored benefit offerings, with programs designed to reflect local market practices and regulatory standards.
Our incentive plans, including our executive compensation programs, are designed to deliver pay for performance and for employees at certain levels and within certain departments at Fluence, we offer annual incentives and long-term compensation to reinforce the alignment between our employees and the Company’s long-term financial and strategic growth.
Fluence is internationally certified to ISO 9001, a quality management standard focused on commitment to customer satisfaction, purpose-driven leadership, and equitable involvement for all employees. Fluence’s corporate headquarters is certified to SA8000, which is a standard focused on the fair and decent treatment of workers.
Safety
Fluence promotes progressive health, safety and environmental management in our operations. We are committed to reducing hazards and minimizing risks. Our safety management system, anchored in a plan-do-check-act methodology, is intended to encourage the active involvement of stakeholders. Incorporated into our framework are our Fluence Code of Conduct and Ethics and a stop work authorization. Fluence is also internationally certified to ISO 45001, an occupational health and safety standard which requires certain proactive measures to promote employee safety and reduce workplace risks. We seek to empower our employees to voice safety concerns and we emphasize transparent communication, purposeful education, continuous training, and harnessing lessons from past experience to promote safety in our operations. Fluence also engages proactively with permitting authorities and first responders through comprehensive training programs on battery storage safety and operations, covering system design, failure modes, and incident response to ensure effective hazard management.
Manufacturing
Mass manufacturing has been and continues to be a cornerstone of our product delivery approach and a key to driving down product cost and delivering at scale. Our manufacturing strategy has historically been designed to meet certain key objectives: (i) limit capital-intensive and low value-added activities that can be outsourced (ii) maintain a capital light business model, (iii) minimize labor and automate where possible, (iv) minimize the level of integration and assembly required at a project site, and (v) minimize materials and inventory movement. As part of these strategic objectives, we rely on third party contract manufacturers to support production across multiple product lines and geographies.
In September 2022, we established a relationship with a contract manufacturer on a new manufacturing facility in Salt Lake City, Utah. The Salt Lake facility supported regional domestic deliveries and helped us address previous supply chain constraints. In 2024 we added a second contract manufacturer for expanded manufacturing operations in Arizona. This second contract manufacturer in Arizona commissioned their new facility in 2025, and began scaling production.

The onshoring of additional manufacturing capacity expands our assembly and production beyond Asia to meet increasing global demand. While the Company continues to evaluate and optimize its manufacturing footprint, these developments reflect a strategic commitment to operational scalability and risk mitigation.
In addition, we continue to use a contract manufacturer in South East Asia to support our global customer base.
As we move into fiscal year 2026, our contract manufacturing operations continue to evolve in response to changing customer requirements, technology advancements and global supply chain and geopolitical dynamics. We recognize the growing importance of flexible and resilient manufacturing networks. This shift toward a more flexible and distributed manufacturing model is intended to enable us to scale production more efficiently, access specialized capabilities, and respond more rapidly to market fluctuations. We are actively working with our contract manufacturers to implement advanced manufacturing technologies, including automation, digital quality control systems, and integrated planning platforms, in order to improve throughput, consistency, and traceability. As our reliance on contract manufacturing continues, we are also enhancing our oversight and governance frameworks to support compliance with our quality standards, regulatory obligations, and sustainability goals. This includes supplier audits, expanded data-sharing protocols, and collaborative risk management practices.
Supply Chain

Our energy storage business is supported by a strategically diversified and increasingly resilient global supply chain. As demand for grid-scale and commercial energy storage solutions continues to accelerate, we continue to expand our procurement and supplier engagement activities to support continuity, scalability, and innovation across key components, including battery systems, inverters, and thermal management technologies. Many components and parts of our integrated energy storage solutions are sourced from suppliers and stakeholders from all over the world and are reliant on various raw materials including steel, aluminum, copper, nickel, iron phosphate, graphite, manganese, lithium carbonate, lithium hydroxide, and cobalt.
We source lithium-ion battery cells and modules from a mix of Tier 1 global manufacturers, with a focus on suppliers that demonstrate strong ESG compliance, and long-term capacity commitments. We have continued to expand our battery supplier base, which includes existing suppliers in North America and new suppliers in Asia, reducing reliance on single source and single-region sourcing. Inverters are also critical to the performance and grid compatibility of our energy storage systems. We maintain relationships with leading inverter manufacturers across Europe, North America, and Asia. In fiscal year 2025, we broadened our sourcing outlook to include modular and hybrid inverter platforms. Effective thermal regulation is furthermore essential for battery performance, safety, and longevity. We procure thermal management components—including liquid cooling systems, heat exchangers, and control units—from specialized vendors with expertise in high-density energy applications. In fiscal year 2025, we onboarded new suppliers with advanced thermal modeling capabilities and expanded our U.S. domestic sourcing footprint to support U.S. based manufacturing initiatives for thermal management systems. These efforts align with our broader strategy to localize critical supply chains and reduce carbon intensity.
We believe that regionalization allows Fluence to assemble products in proximity to major markets to minimize material movement, working capital investment, and cost of goods sold. We continue to work to align our procurement strategy with federal initiatives under the OBBBA, the IRA and Section 45X advanced manufacturing production tax credits (“the AMPC”). Our current U.S. domestic manufacturing operations include suppliers, contract manufacturers and their facilities in Arizona, Texas, Tennessee, South Carolina and Utah. We continue to explore additional U.S. based supply arrangements for our future U.S. operations. We believe that continued expansion and emphasis on domestic content under the IRA, as modified by the OBBBA, will provide Fluence with a competitive advantage. Our procurement operations, however, remain subject to a complex and evolving supply chain and regulatory landscape.
As of the date of this Annual Report, we believe that we have adequate access to our key components to meet the needs of our operations and demand of our customers.
Intellectual Property
The success of our business depends, in part, on our ability to maintain and protect our proprietary technology and intellectual property, some of which include patents, patentable ideas, methods, and technologies, proprietary information, trade secrets, trademarks, copyrights, processes and know-how. We rely primarily on a combination of patent, trademark, copyright, unfair competition, and trade secret laws, as well as confidentiality agreements and procedures and other contractual arrangements with our employees, contractors, and third parties, to establish, maintain, and protect our methods, technology, and proprietary rights.
As of September 2025, we held over 165 granted patents worldwide and had over 161 patent applications pending with domestic and foreign patent offices. As of September 30, 2025, we also had over 114 registered trademarks with domestic and foreign trademark offices. Such trademarks include Fluence, Gridstack, and many other marks. We rely on both registration of our marks as well as common law protection where available.

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
Fluence also has a series of intellectual property related assignments and licenses with Siemens and AES that were entered into in 2021. From time to time, we may enter into research and development agreements with our related parties, pursuant to which we may collaborate on evaluating and developing energy storage solutions.

On April 6, 2021, we entered into a patent assignment agreement with Siemens pursuant to which Siemens assigned, sold, and transferred to us the entire right, title, and interest in the United States and all foreign countries, in and to any and all inventions and improvements disclosed in certain identified patent applications, pending patent applications, and granted letter patents. On June 9, 2021, we entered into amended and restated intellectual property license agreements with each of Siemens and Siemens Industry pursuant to which Siemens entities granted the Company worldwide, non-exclusive, non-transferable, perpetual, royalty-free licenses to conduct certain non-exclusive activities for certain permitted business purposes and to engage in permitted sublicensing thereunder, subject to various exceptions. Similarly, we granted Siemens and Siemens Industry perpetual, non-exclusive, worldwide, non-transferable (subject to certain exceptions under the respective agreements), and sublicensable rights to do any acts within the current and future fields of the respective businesses of the Siemens group, which are not activities which are exclusive to us and which would otherwise infringe any of the contributed intellectual property, respectively, under fair, reasonable and non-discriminatory royalty terms.

On September 9, 2021, we entered into an intellectual property assignment agreement with AES (the “Patent Transfer Agreement”), whereby AES assigned certain intellectual property to Fluence that we had previously utilized through a license from AES. In connection with the Patent Transfer Agreement, we entered into a license-back agreement with AES, whereby we granted AES with a worldwide, exclusive (except with respect to the Company), perpetual, irrevocable, sublicensable, non-transferable (except in certain situations), royalty-free, fully paid up license under the 'licensed patents' to develop, improve, make, have made, sell, offer for sale, distribute, import and use 'licensed products' and 'licensed processes', and otherwise commercially exploit the 'licensed patents' in a non-exclusive field of business.

On October 27, 2021, we amended our existing Company Name Affix and Trademark License Agreements with each of AES and Siemens. Pursuant to these amended agreements, we are granted the right to use the AES and Siemens marks in the Fluence “name affix”. Pursuant to the Siemens agreement, we are licensed the mark “Siestorage” and pursuant to the AES agreement, we are licensed the use of “AES Energy Storage.”

Competition
The energy storage sector is highly competitive and continuously evolving. Our energy storage products, solutions, services, and digital applications are designed to meet the unique demands of the energy industry. The intricacy involved in the design and integration of our offerings underscores their technical complexity. Nevertheless, new companies enter the market continuously and offer products and services that may compete with ours. We remain committed to innovation in the design of our battery energy storage systems and exploring underserved market segments and use cases, many of which present lower levels of competition. We believe that competitive factors in the energy storage market include, but are not limited to:
•safety, reliability, and quality;
•price of energy storage solutions, services, and digital application offerings;
•total cost of ownership;
•ability to obtain and maximize financing based on system and Company performance;
•integration approach (including if competitor has vertical integration);
•performance guarantees, credit support, and product warranties;
•site density capability; alternative duration success
•shortened delivery, installation, and commissioning time;
•stability in supply chain; approach to responsible sourcing and supply chain due diligence;
•historical customer track record (as the market and industry continues to grow);
•experience in the battery energy storage system market (of the respective competitor and the leadership team);
•technological expertise and innovation;
•comprehensive solutions and offerings from a single provider to scale with; ease of integration;
•brand recognition;
•ability to take advantage of certain government initiatives and tax credits, including those under the IRA and OBBBA;
•size of projects companies are competing on;
•cybersecurity components of energy storage solutions and components; and
•seamless hardware and software-enabled service offerings.
The competitive landscape for battery energy storage is broad and varies significantly across geographies, countries, grid services, and customer segments. As global demand for energy storage accelerates, the industry is experiencing heightened competition from both established players and new entrants. Certain competitors are larger in scale, particularly in certain regions. Additionally, some have greater manufacturing experience and capabilities in developing or acquiring new technologies and generating market awareness for their solutions.

Several competitors, especially those with ties to China, benefit from vertically integrated supply chains and state support. Historically, the lithium-ion battery cell supply chain has been heavily concentrated in China, encompassing everything from raw material processing to anode/cathode production and cell manufacturing. This integration has enabled many Chinese competitors to offer energy storage solutions at prices lower than other market participants. If Chinese competitors offer lower prices, bid below cost, or operate at sustained losses, it could negatively affect our pricing flexibility, market share, and overall financial performance.

Our key competitors currently include, but are not limited to, Tesla, Inc., Wärtsilä, Sungrow, and Contemporary Amperex Technology Co., Limited (“CATL”). We believe we differentiate ourselves from our competitors through our ability to identify and meet customer needs with customized products, services, and use-case solutions. Our competitive advantage is rooted in delivering strong performance and value, supported by features such as a low total cost of ownership, long-term reliability, a broad range of service offerings, efficient sales and delivery processes, and cybersecurity capabilities within our energy storage solutions. Additionally, we expect that U.S. policies favoring domestic companies, such as the OBBBA and IRA, will continue to further enhance our competitive position in the U.S. market. Finally, the launch of our new innovative and market leading product Smartstack has successfully differentiated Fluence’s product offering versus standard market solutions.

Regulation and Compliance
Our business operates within a constantly evolving landscape of laws and regulations at the federal, state, regional, local, and international levels. For instance, government policies, regulations, legislation, and programs are instrumental in stimulating adoption of energy storage solutions across different markets through a variety of methods, including by providing financial support and incentives, facilitating grid integration, supporting research and development, and establishing favorable regulatory regimes. In recent years, legislation and regulation addressing climate change have made lower GHG-emitting energy sources, such as solar and wind, increasingly desirable to consumers compared to higher GHG-emitting energy sources, such as coal and natural gas. The new U.S. presidential administration has announced plans to roll back various of these regulations; however, we cannot guarantee the ultimate timeline or impact of any such developments. Moreover, such efforts may spur stronger actions from other actors, including some state and local policymakers Legislation and regulations with more stringent limitations on GHG emissions may potentially increase the demand for energy storage solutions and related services. However, to the extent that any existing government incentives are modified, reduced, eliminated, or are permitted to expire or there is the potential of such modifications, reductions, eliminations or expirations, or there is determination of inapplicability of such government incentives or regulations relating to or mandating or encouraging use of renewable energy and/or energy storage, there have been and there may in future be adverse effects on customer demand and our business.
Additionally, as a global company, our business is impacted by any sanctions, tariffs, and other government-imposed trade measures—whether through international agreements or unilateral decisions. Changes in tax laws, trade policies, and government regulation relating to or encouraging use of energy storage have in the past and could negatively impact our business operations and financial performance.
In addition, the U.S. and many non-U.S. countries have laws designed to protect national security or to restrict foreign direct investment. For example, under the U.S. Foreign Investment Risk Review Modernization Act ("FIRRMA"), the Committee on Foreign Investment in the United States ("CFIUS") has the authority to review, block or impose conditions on investments by non-U.S. persons in U.S. companies or real assets deemed critical or sensitive to the United States. Many non-U.S. jurisdictions have similar laws.

We are also subject to a range of complex U.S. and international laws and regulations, including those related to anti-bribery and corruption, antitrust and competition, and data privacy and security—such as the EU General Data Protection Regulation (“GDPR”). We are also subject to various federal, state, local, and international laws and regulations relating to the protection of the environment and occupational health and safety and are subject to government policies or laws intended to protect human rights. For example, we are subject to the requirements of the federal Occupational Safety and Health Act, as amended, and comparable U.S. state laws that protect and regulate employee health and safety as well as comparable international laws that aim to protect and regulate employee health and safety. Changes in or adoption of domestic policies and policy initiatives, legislation and regulations on a federal, state, and local level as well as changes in or adoption of policies and policy initiatives, regulations and legislation in foreign jurisdictions in which we operate may pose risks or provide opportunities for the Company’s business that may impact our future operations and financial condition.

For more information about the potential risks of adoption or changes to such policies, government incentives, legislation and regulations, see Part I, Item 1A. “Risk Factors.”
Some of the key energy storage-related legislation, policies, regulations, and guidelines that have impacted and may in the future impact our business and demand for our offerings are set forth below.
Key U.S. Related Policies, Regulation, and Legislation

IRA and OBBBA
The U.S. Congress is continuously reviewing and passing various proposals, incentives, regulations, and legislation that may support the energy storage industry, including in the form of tax credits and incentives. For example, in August 2022, the United States passed the IRA, which included incentives that supported the adoption of energy storage solutions, including a new “technology neutral” Section 48E investment tax credit (the “ITC”) and Section 45Y production tax credit (the “PTC”), changes to the previous Section 48 non-“technology neutral” investment tax credit and Section 45 production tax credit, and the AMPC. On July 4, 2025, the OBBBA was signed into law, which significantly modified certain provisions of the IRA, including those related to energy storage. The OBBBA supports energy storage in the United States, as the bill includes long-term continued availability of the ITC for energy storage projects and the AMPC for domestically manufactured cells, modules, and inverters in energy storage systems. Certain tax credits, notably including the ITC for energy storage, will begin to phase down for projects that start construction (in accordance with Internal Revenue Services (“IRS”) guidance) in 2033. The prevailing wage and apprenticeship requirements enacted under the IRA continue to apply under the OBBBA for the project owner to receive the full ITC value, and the credit value can be further increased if the project owner also qualifies for a domestic content bonus credit and energy communities bonus credit. The OBBBA amended the provisions of the domestic content bonus credit for the ITC such that the project owner now must achieve higher minimum domestic content percentage thresholds. In addition, the OBBBA amended the ITC and AMPC establishing Prohibited Foreign Entity (“PFE”) restrictions.

The new PFE restrictions apply to virtually all key tax credits under the IRA and come in two forms: (i) for tax years beginning after July 4, 2025, the taxpayer taking the ITC and AMPC tax credit cannot be a PFE and (ii) for ITC projects that start construction in 2026 and after, and AMPC eligible components that are made and sold in the manufacturing facility’s tax year that begins after July 4, 2025, the ITC eligible project or AMPC eligible component must source a certain percentage of material from non-PFEs (known as the “material assistance”), and the percentage of material from non-PFEs increase annually over time. The OBBBA includes substantive details regarding PFE restriction compliance requirements and requires U.S. Department of Treasury to issue implementation regulations by December 31, 2026. In preparation for the potential application of PFE restrictions being applied to the energy storage tax credits arising out of the IRA, we developed a compliance strategy intended to address and mitigate risks relating thereto. We believe that under the current language of the OBBBA, which is subject to final rules and forthcoming guidance, certain of our U.S. domestic suppliers may be impacted by these new PFE restrictions. We are actively implementing our risk mitigation strategy with our U.S. suppliers utilizing the AMPC and working with such suppliers to achieve compliance with the OBBBA conditions for the AMPC, including the PFE restrictions, by the applicable compliance deadlines set forth in the OBBBA.
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
Recent U.S. Tariffs and Trade Policies
In May 2024, the Biden administration announced a significant shift in the tariff framework for the energy storage industry. Under this structure, the Section 301 tariff rate on lithium-ion non-EV batteries imported from China would increase from the current 7.5% to 25%, effective January 1, 2026. This change specifically targeted "batteries" as defined by U.S. Customs and Border Protection, encompassing integrated battery energy storage systems, modules, and certain types of cells. Under the May 2024 structure announced by the Biden administration, the Section 301 tariff rate on battery "parts"–including separators, electrolytes, cans, and electrodes remains at its current 25% level. In April 2025, the Trump administration enacted additional tariffs on nearly all types of imports (including those used in our energy storage solutions) from countries around the world, including high tariffs on Chinese imports. Some of these additional tariffs have been modified further since they were imposed in April 2025. For example, in May 14, 2025, the United States and China agreed to reduce the reciprocal tariff rates between the countries, with the U.S. dropping the reciprocal tariff rate for Chinese imports to 10%, while maintaining the existing 20% fentanyl tariff on Chinese goods. As of the filing date of this Annual Report, covered imports from China relevant to our energy storage systems are subject to the current 10% China-specific “reciprocal tariff,” plus the current China-specific 10% “fentanyl-related tariff”, plus the 3.4% base tariff on all countries, plus the applicable Section 301 tariff. In addition, tariffs that have been imposed by the United States government against other countries have and may in the future increase, decrease, or change with little to no advance notice. The recent tariff policy changes and continued uncertainty relating to U.S. trade policy and the corresponding response from other foreign countries have impacted and may in the future impact the energy storage market, demand for our energy storage solutions by customers, our business, and results of operations as well as those of our customers, our contract manufacturers, and suppliers. The Company has exposure from the imposition of these new tariffs and from the tariff uncertainty in the global markets, as the Company imports components from overseas, including battery cells from China, into the United States for customers and projects in the United States. We may see impacts to customer contracting activity if there continues to be uncertainty relating to tariffs. This impact to customer contracting behavior from the uncertain trade environment has impacted and may in the future impact our revenue, business, operating metrics, and results of operations.

In addition, currently there are ongoing investigations into certain additional tariffs on specific imports and trade practices that may result in tariffs and/or more restrictive trade duties and restrictions on components for our energy storage solutions that we import into the U.S. from overseas. For example, there is an active anti-dumping/countervailing (“AD/CV”) proceeding before the U.S. International Trade Commission and U.S. Department of Commerce (the “DOC”) regarding Chinese graphite active anode material (“AAM”) imports and downstream imports that utilize graphite AAM, which includes imports utilized in our energy storage systems. On May 20, 2025, there was a preliminary countervailing (“CV”) determination by the DOC that assigned a CV tariff at a rate of 11.58%. On July 18, 2025, there was a preliminary antidumping (“AD”) determination by the DOC that assigned a “separate” AD tariff at a rate of 93.5% to certain entities and an adverse AD tariff of 102.72% to all other entities. The AD/CV tariff rate and scope of imports subject to the tariffs may change at the final determination by DOC, which was previously expected by December 5, 2025, but is now likely to be delayed by approximately 30 to 60 days because of the U.S. government shutdown in 2025. We are taking actions to address risks associated with these preliminary increased graphite AAM AD/CV tariffs, including by building in such additional costs into our contracting process and exploring alternative sourcing strategies. Additionally, in response to President Trump’s Executive Order directing the DOC to do so, the DOC initiated a Section 232 tariff investigation related to critical minerals and derivatives. This investigation includes all critical minerals in batteries as well as derivatives that includes all batteries and related subcomponents. It is unclear when DOC will issue its investigation report and recommendations. We are currently assessing the ultimate impact these AD/CV tariffs and a potential Section 232 tariff on battery-related critical minerals and derivatives could have on our suppliers, our business, and our suppliers’ pricing decisions, while we wait for the DOC’s, final graphite AAM AD/CV tariff determination and, Section 232 critical minerals and derivatives investigation recommendations. Due to the uncertainty relating to the final outcome of the various ongoing tariff-related investigations, including the AD/CV proceeding described above, we cannot predict the ultimate impact the outcome of ongoing tariff investigations and any resulting tariffs or other trade actions could have on our business, financial condition, and results of operations.

U.S. Federal Energy Regulatory Commission (“FERC”)

The U.S. Federal Energy Regulatory Commission has taken several steps to help to enable the participation of energy storage in wholesale energy markets over the last decade. For example, in February 2018, FERC issued Order 841 directing regional transmission operators and independent system operators to remove barriers to the participation of storage in wholesale electricity markets and to establish rules to help ensure storage resources are compensated for the services they provide. In September 2020, FERC issued Order 2222 opening U.S. wholesale energy markets to aggregations of distributed energy resources like rooftop solar, “behind the meter” batteries, and electric vehicles. In July 2023, FERC issued Order 2023, which was intended to speed up the process of connecting new energy projects to the grid due to the backlog of more than 10,000 energy projects awaiting interconnection in the United States at the time. Order 2023 includes more stringent deadlines and has adjusted processes that had previously created barriers to battery projects obtaining interconnection and improves interconnection procedures with elements such as more accurate operational modeling of energy storage in interconnection studies. In May 2024, FERC issued Order 1920, which required transmission operators to conduct and periodically update long-term transmission planning over a 20-year time horizon to anticipate future needs. It also provided for cost-effective expansion of transmission that is being replaced, when needed, known as “right-sizing” transmission facilities. Order 1920 was adopted to promote the more efficient and cost-effective integration of new renewable generation and battery energy storage resources and help meet the needs of a rapidly evolving grid. More recently, FERC, at the direction of the U.S. Department of Energy (“DOE”) via a Section 403 Directive, opened a preliminary rulemaking proceeding to assert jurisdiction over the interconnection of large electrical loads to the US bulk electrical transmission system and establish standardized interconnection procedures for those loads. A final rulemaking action is scheduled for April 30, 2026, with initial comments due November 21 and reply comments due December 5.
Energy storage products and solutions require interconnection agreements from the applicable authorities having jurisdiction to operate. In almost all cases, interconnection agreements are standard form agreements that have been pre-approved by the local public utility commission or other regulatory body with jurisdiction over interconnection agreements. As such, no additional regulatory approvals regarding grid interconnection are typically required once interconnection agreements are signed.
U.S. State and Regional Policies

U.S. states and regional transmission service operators (“TSOs”) have various policies designed to support and accelerate adoption of clean and/or reliable renewable energy and battery storage technologies. One or more of the following policies exist within nearly every U.S. state as well as many regional TSOs: utility and/or TSO related capacity, ancillary services, or power purchase agreement procurement requirements or associated tariffs and wholesale market structures that spur project deployment, incentives for project deployment (e.g. tax credits, grants), and policies to streamline project permitting. These policies are driving and accelerating the growth of the utility-scale battery energy storage market across the U.S., although we cannot guarantee when and if we will realize the anticipated benefits of these policies. A recent example of a state policy accelerating such growth is newly passed legislation in Illinois, which is expected to be signed by Governor Pritzker, entitled the Clean and Reliable Grid Affordability Act. The legislation requires the Illinois Power Agency to conduct energy storage procurements in 2026, 2027 and 2028 that result in electric utilities contracting for 3 gigawatts (GW) of energy storage projects, such that those projects reach commercial operation by 2030. The legislation also authorizes the potential for additional procurements via new state integrated resource planning processes.

Although we generally are not regulated as a utility, federal, state, and local government statutes and regulations concerning electricity heavily influence the market for our energy storage solutions and services. These statutes and regulations, which are continuously modified, often relate to electricity pricing, net metering, incentives, taxation, competition with utilities, and the interconnection of customer-owned electricity generation. Governments, often acting through state utility or public service commissions, also change and adopt different rates and rate tariff structures for industrial, commercial and residential customers on a regular basis. These changes can have a positive or negative impact on our ability to deliver cost savings to customers for the purchase of electricity.
Non-U.S. Energy Storage Related Policies, Regulation, and Legislation
European Union (“EU”) Specific Policies
The European Union energy storage regulation environment is complicated by fragmented rules, slow national implementation of EU directives and mismatch between existing grid infrastructure and modern energy technologies. The EU continues to implement certain regulations aimed at incentivizing clean energy, including energy storage. For example, certain key European policies and initiatives include, but are not limited to:
•The European Green Deal, adopted in 2019, sets a roadmap for Europe to become the first climate-neutral continent by 2050. Energy storage plays a crucial role in this transition by helping balance intermittent renewable energy sources like wind and solar. The EU has recognized that flexible, reliable, and scalable energy storage solutions are essential to meet these ambitious climate goals.
•With the term of the second von der Leyen cabinet, the Green Deal has been reshaped by the Clean Industrial Deal, which aims to sustain Europe’s climate targets, while boosting competitiveness, focusing on clean energy, circularity and scaling up clean tech manufacturing. It includes a number of actions that could support an acceleration of energy storage deployments in Europe.
•The EU Battery Regulation (2020) seeks to make batteries more sustainable, focusing on production, use, and disposal. Energy storage systems, especially those based on lithium-ion batteries, are directly impacted by this regulation. The EU’s focus on sustainability helps incentivize more reliable, efficient, and long-lasting energy storage solutions. The regulation establishes higher recycling rates for batteries, ensures that raw materials are sourced responsibly, and encourages innovation in the reuse and repurposing of used batteries. This regulation directly impacts the cost structure of energy storage systems, especially battery-based systems. As part of the EU’s omnibus procedures, in mid-2025, some due diligence obligations of the battery regulations were postponed by 2 years. Under other omnibus packages, other requirements, including under Corporate Sustainability Due Diligence Directive (CSDDD), were also delayed, and additional revisions are being negotiated that may further affect diligence and reporting requirements of Fluence in Europe.
•The European Commission proposed the REPowerEU Plan in May 2022, which is centered around the goal of making Europe independent from Russian fossil fuels well before 2030. It is meant to incentivize and accelerate the transition to clean energy alternatives and aims to increase the security of energy supply by building and connecting more renewable generation to the grid. In May 2025, the European Commission presented the REPowerEU roadmap, setting out a coordinated, secure and gradual phase out of Russian gas, oil and nuclear energy imports and in June 2025, the Commission proposed a regulation to gradually phase out the import of Russian gas and oil by the end of 2027.
•In June 2024, the Net Zero Industrial Act (NZIA) was entered into by the European Commission, which aimed to improve the competitiveness of the European clean technology industry, attract investments, improve market access for clean technology in the EU and enhance manufacturing capacity for net-zero technologies and their key components. Within the NZIA, batteries and energy storage technologies are defined as net-zero technologies. The NZIA set a goal for net-zero manufacturing capacity to meet at least 40% of the EU’s annual deployment needs by 2030. The NZIA further defines non-price and prequalification requirements for public procurement procedures and renewable energy auctions. While those don’t apply to energy storage, they could be seen as a precedence for increasing product requirements, for example in the area of cybersecurity.
•In July 2024, a reform of the European Electricity Market Design went into effect, pursuant to which EU member states were asked to conduct a biennial assessment of estimated needs for flexibility for a period of at least the next five to ten years. Based on those assessments, EU member states are then asked to establish indicative national objectives for non-fossil flexibility, including the respective contribution of energy storage. The indicative storage objectives will be part of their respective national energy and climate plans. While the implementation of the market design reform, and notably the development of the methodology for the flexibility assessment, is still underway, the new provisions around flexibility are likely to strengthen the role of energy storage in national power market design and allow EU member states to provide state support for the construction of energy storage projects.
•In June 2025, the EU adopted new state aid guidelines, formally known as Clean Industrial Deal State Aid (“CIDSA”) Guidelines. The CIDSA are meant to replace the Temporary Crisis and Transition Framework (“TCTF”). The TCTF as well as energy storage auctions under the Recovery and Resiliency Facility (RRF) have been fundamental over the last years to support the roll out of energy storage in a number of EU member states, including but not limited to, Spain, Greece, Romania, Bulgaria, Hungary and Poland. The new CIDSA also provides guidance for accelerated approval of resource adequacy mechanisms, including Capacity markets and strategic reserves under state aid rules and the future alignment between capacity and non-fossil flexibility mechanisms.

The EU also continues to strengthen its cybersecurity framework, specifically as it relates to the energy sector. The NIS II Directive, which EU Member States were required to transpose into national law by October 2024, broadens cybersecurity and incident reporting obligations for operators of essential and important entities, including those in the energy sector. Revisions to the EU Cybersecurity Act, some of which took effect in early 2025, with further legislative updates expected in January 2026, are expected to expand EU-wide cybersecurity certification schemes and requirements for providers of managed security and digital services. The European Commission is developing updates to the EU Energy Security and Resilience Framework, with a legislative proposal anticipated in 2026,which may introduce stricter standards for critical energy infrastructure. Additionally, the Cyber Resilience Act (“CRA”), which entered into force in December 2024 and will apply fully from December 2027, establishes mandatory cybersecurity requirements for products with digital elements. While implementing acts and standards are still under development, it is expected that the CRA will also introduce new requirements and potential 3rd party certification for battery energy storage systems or specific digital components.
European Country Specific Policies
Countries in the EU promote energy storage through both direct funding programs as well as market-based incentives, such as enabling participation in capacity markets. In a number of European countries, reforms on grid fees structures for energy storage, interconnection, and planning processes for energy storage projects and renewable projects are ongoing. Further opening of market opportunities across Europe may be expected in the future as EU member states continue to implement provisions from the European Electricity Market Design and the European Commission’s recommendation on energy storage. Many of these processes are not based on legislative action, but implementation of existing provisions by regulators and TSOs. Policy developments are also shaping the outlook in some of our core European Markets:
•UK: The announcement of a floor-and-cap mechanism for Long-Duration Energy Storage projects has been a key development in the UK market. Whereas Li-Ion based storage technologies were originally excluded from the participation in the Ofgem-run procurement, Li-Ion based solutions have been granted participation in the tender scheme and represent approximately 70% of the projects that have been determined to be eligible to progress to the final assessment stage of the scheme, to be conducted in 2026.
•Germany: Key developments for energy storage in Germany are the ongoing discussion on the introduction of a capacity market as well as a reform of grid fee structures for energy storage that was started by the Germany regulator in the beginning of 2025. A new grid fee structure will apply latest after the current grid fee exemption for energy storage is set to expire in August 2029. The recent ruling of the Federal Court of Justice, which states that BESS can be obligated to pay construction cost contributions, has clarified the previously uncertain legal situation regarding these contributions. Recent legislation also seeks to strengthen co-location of BESS and renewables and to provide battery installations clearer dispatch signals to reduce grid congestion and grid extension costs in Germany. Furthermore, the German government has recently proposed a draft law aimed at resolving planning law uncertainties relating to the construction of BESS.
•Italy: In October 2025, Teena S.p.A., the Italian transmission service operator, awarded 10 GWh of battery storage assets to be delivered in 2028 under the first round of the tenders pursuant to the Electricity Storage Procurement Mechanism (“MACSE”) launched by Italy in 2024. MACSE is set to award 50 GWh of storage technologies by 2030 and, although future tender rounds will be subject to adjustments of the tender rules, all capacity to date has been awarded to Li-Ion based projects.

We believe current regulations in Europe are creating a favorable environment for the growth of energy storage technologies by providing financial incentives, policy frameworks, and market access to drive the transition to a clean, renewable energy future. These regulations not only support technological innovation in energy storage but also work to foster the grid’s becoming more flexible, resilient, and capable of handling large shares of renewable energy.

Asia Pacific Specific Policies

Countries in the APAC region, including Australia, are increasingly seen as key players in the global energy storage market, driven by a combination of economic growth, rising energy demand, renewable energy adoption, and government policies aimed at achieving sustainability goals. Several countries in the region have rapidly embraced energy storage technologies, both for grid stability and to facilitate the transition to renewable energy. For instance, Australia has been a pioneer in integrating energy storage into its grid, with policies supporting both residential storage (like home batteries) and large-scale storage systems. In September 2022, Australia passed climate change legislation containing a targeted 43% reduction in the emissions intensity of its economy of 2005 GHG levels by 2030 and a reduction to net-zero emissions by 2050 and some of its specific states have their own targets, including Victoria’s 95% renewable generation by 2035 target and 2.6 GW energy storage by 2030. Additionally, in December 2022,

Australia established the Capacity Investment Scheme which is a government initiative that aims to encourage new investment in dispatchable renewable energy generation and storage to support reliability in Australia’s energy market. It is intended to help support Australia’s energy system to reach 82% of renewables by 2030. In addition to the Capacity Investment Scheme, some states are progressing their own government funding schemes, such as the NSW Energy Roadmap and South Australia Firm Energy Reliability Mechanism
Permits and Approvals
Each of our installations or customer installations must be designed, constructed, and operated in compliance with applicable international, federal, state, and local laws, regulations, codes, standards, and guidelines. To install, commission, and operate energy storage products and solutions on our platform, we, our customers, or our partners, as may be applicable, are required to obtain and maintain applicable permits and approvals from the relevant governmental or regulatory authorities having jurisdiction for the delivery and installation of energy storage products and solutions and to commission and interconnect the products with the local electrical utility and grid. We often cannot predict whether or when all permits and approvals required for a given customer’s project will be granted or whether the conditions associated with the permits and approvals will be achievable. Furthermore, unforeseen delays in the permitting applications and the permitting process have and may in the future delay the timing of fulfilling our energy storage contracts thereby adversely affecting our revenue and operating results.
Continuing Equity Owners
Our Continuing Equity Owners are AES Grid Stability, Siemens, SPT Investment Management, Sarl (“SPT Invest”) and QHL. Siemens is an affiliate of SPT Invest and may be deemed to share beneficial ownership of the shares held of record by SPT Invest. SPT Invest is a wholly owned subsidiary of Siemens Pension-Trust e.V. (“Siemens e.V.”) and Siemens e.V. may be deemed to share beneficial ownership of the shares of Class A Common Stock held of record by SPT Invest. As of September 30, 2025:
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
•Siemens owns 39,738,064 shares of Class A common stock, par value $0.00001 per share, of Fluence Energy, Inc. (“Class A common stock”) and SPT Invest Management, Sarl (“SPT Invest”) owns 11,761,131 shares of Class A common stock. Siemens and SPT Invest collectively represent approximately 13.3% of the combined voting power of all of Fluence Energy, Inc.’s common stock and approximately 28.5% of the economic interest in Fluence Energy, Inc.; and
•QHL owns 14,668,275 shares of Class A common stock, representing approximately 3.8% of the combined voting power of all of Fluence Energy, Inc.’s common stock and approximately 8.1% of the economic interest in Fluence Energy, Inc.

Since our Continuing Equity Owners, AES Grid Stability, Siemens, SPT Investment Management, Sarl (“SPT Invest”), and QHL have more than 50% of the voting power for the election of directors, we are considered a “controlled company” for the purposes of the Nasdaq rules. As such, we qualify for, and intend to rely on, exemptions from certain corporate governance requirements, including the requirements to have a majority of independent directors on our board of directors, an entirely independent compensation committee or to have director nominations be made, or recommended to the full board of directors, by its independent directors or by a nominations committee that is composed entirely of independent directors.
Corporate Information
We file or furnish periodic reports and amendments thereto, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and other information with the Securities and Exchange Commission (“SEC”). In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically. Our website is located at https://fluenceenergy.com and our reports, amendments thereto, proxy statements and other information are also made available, free of charge, on our investor relations website at https://ir.fluenceenergy.com as soon as reasonably practicable after we electronically file or furnish such information with the SEC. The information posted on our website is not incorporated by reference into this Annual Report or any of our other securities filings unless specifically incorporated herein by reference.

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

Risks Related to Our Business, Customer Demand, and Growth
Our business and customer demand for our offerings depends in part on government incentives and/or regulations relating to or mandating the use of renewable energy and/or energy storage. Changes or potential changes to government incentives or regulations has and could in the future impact demand for our energy storage solutions, which could lead to adverse effects to our business, operating results, and cash flows.
Federal, state, local, and foreign government bodies provide incentives and/or regulations relating to mandating or encouraging use of renewable energy and/or energy storage to owners, end users, distributors, system integrators, and manufacturers of renewable energy and energy storage products and solutions to promote renewable electricity and energy storage in the form of rebates, tax credits, other financial incentives, procurement requirements and market structures. The range and duration of these incentives and regulations varies widely by jurisdiction and type of asset involved. Our customers typically use our energy storage solutions for grid-connected applications wherein power is sold under a power purchase agreement or into an organized electric market. The reduction, elimination, modification, expiration, or determination of inapplicability of government incentives or regulations related to mandating or encouraging the use of grid-connected renewable electricity and/or energy storage or the potential of any such reduction, elimination, modification, expiration, or determination of inapplicability of government incentives or regulations has and may in the future negatively affect the competitiveness of our offerings the growth of our industry and our business. Such government incentives and/or regulations may expire on a particular date, end when the allocated funding is exhausted or be reduced or terminated as renewable energy adoption rates increase or as a result of legal challenges, changing policies or priorities, the adoption of new statutes or regulations or changes to existing regulations, new regulatory guidance, or the passage of time. Reductions, modification, terminations, or determination of inapplicability of government incentives and/or regulations may occur without warning. Such policies, regulations, and incentives may not continue to exist in current form, or at all. The reduction, modification, elimination, or expiration or the potential of any such reduction, elimination, modification, expiration, of such government incentives or regulations or determination of inapplicability of such government incentives or regulations has impacted and may in the future impact customer demand for our offerings, may lead to a loss of customers and potential customer projects, and has and may in the future harm our business, operating results, and cash flows. From time to time, we may pursue acquisitions or other strategic transactions in order to take advantage of potential incentives. However, any such acquisition or transaction may not be consummated on the timeline we expect or at all, and it may not achieve its intended benefits.
For example, in August 2022, the United States passed the IRA, which included incentives that supported the adoption of energy storage solutions, including a new “technology neutral” Section 48E investment tax credit (the “ITC”) and Section 45Y production tax credit (the “PTC”), changes to the previous Section 48 non-“technology neutral” investment tax credit and Section 45 production tax credit, and the Section 45X Advanced Manufacturing Production Tax Credit (the “AMPC”). On July 4, 2025, the OBBBA was signed into law, which significantly modified certain provisions of the IRA, including those related to energy storage. The OBBBA supports energy storage in the United States, as the bill includes long-term continued availability of the ITC for energy storage projects and the AMPC for domestically manufactured cells, modules, and inverters in energy storage systems. Certain tax credits, notably including the ITC for energy storage, will begin to phase down for projects that start construction (in accordance with Internal Revenue Service (“IRS”) guidance) after 2033. The prevailing wage and apprenticeship requirements enacted under the IRA continue to apply under the OBBBA for the project owner to receive the full ITC value, and the credit value can be further increased if the project owner also qualifies for a domestic content bonus credit and energy communities bonus credit. The OBBBA amended the provisions of the domestic content bonus credit for the ITC such that the project owner now must achieve higher minimum domestic content percentage thresholds. In addition, the OBBBA amended the ITC and AMPC establishing new Prohibited Foreign Entity (“PFE”) restrictions.
The new PFE restrictions apply to virtually all key tax credits under the IRA and come in two forms: (i) for tax years beginning after July 4, 2025, the taxpayer taking the ITC and AMPC tax credit cannot not be a PFE and (ii) for ITC projects that start construction in 2026 and after, and AMPC eligible components that are made and sold in the manufacturing facility’s tax year that begins after July 4, 2025, the ITC eligible project or AMPC eligible component must source a certain percentage of material from non-PFEs (known as “material assistance”), and the percentage of material from non-PFEs increases annually over time. The OBBBA includes substantive details regarding PFE restriction compliance requirements and requires U.S. Department of Treasury to issue implementation regulations by December 31, 2026. There is continuing uncertainty on certain aspects of the IRA and related guidance, the OBBBA and forthcoming related guidance (including with respect to PFE restrictions). In the past such uncertainty related to the IRA caused certain customers to take an extended period to evaluate, negotiate, and enter energy storage arrangements, which has impacted our business and results of operations. Current uncertainty related to changes imposed by the OBBBA may in the future similarly cause customers to delay contracting decisions or may cause customers to delay or cancel existing projects as they navigate such uncertainty, which could have a material negative effect on our business and results of operations.
If we are unable to provide energy storage solutions that qualify our customers for the ITC (with or without the domestic content bonus credit) under the OBBBA on the timeline and in such quantities that we currently anticipate, then there may be negative impacts to our reputation, ability to compete in the market, demand from our customers, and our financial condition. Our competitors may be able to build a more robust domestic supply chain than us and may be able to offer customers U.S. domestic content products in greater quantity, with better pricing, and on a faster timeline than we may be able to if our production of our battery components in the U.S. (e.g., modules, cells, enclosures, and thermal management systems) is delayed or hindered or otherwise negatively impacted (including through the PFE restrictions under the OBBBA). Such impacts would adversely impact our brand and ability to compete, and in turn would adversely affect our results of operations.
The full impact of the modifications to the tax credits and PFE restrictions in the OBBBA, its accompanying guidance, and potential changes in law that may apply to our business and operations as well as our customers’ and suppliers’ businesses cannot be known with certainty and we may not recognize the full extent of benefits we currently anticipate, which may materially and adversely impact our business, financial condition, and results of operations. We are continuing to evaluate the potential overall impact and applicability of these tax credits, as modified by the OBBBA, and any potential future changes in law on our business and operations.
The international markets in which we operate or may operate in the future have or may in the future put in place policies to promote renewable energy, including energy storage. These incentives and mechanisms vary from country to country. In seeking to achieve growth internationally, we have made and may in the future make investments that, to some extent, rely on governmental incentives and support in a new market. We may not be able to optimize the benefits offered by these incentives or realize the growth that we expect from investments in the incentives, particularly in relation to competitors whose products might benefit disproportionately from these incentives. Governments may not continue to provide sufficient incentives and support to the energy storage industry and the industry in any particular country may suffer significant downturns in the future as the result of changes in public policies or government interest in renewable energy, any of which would adversely affect demand for our energy storage solutions and services.
Several of the rules and regulations we are subject to are not fully defined by the U.S. government at this time, and there are risks related to the interpretations of and assumptions made about such rules and regulations by us and others as a result.
Changes in the global trade environment, including the imposition of new tariffs, changes to existing tariffs, and related general economic uncertainty, has impacted and may in the future impact our business and operations and has and may in the future adversely affect the amount or timing of our revenues, results of operations, and cash flows in the future.
In May 2024, the Biden administration announced a significant shift in the tariff framework for the energy storage industry. Under this structure, the Section 301 tariff rate on lithium-ion non-EV batteries imported from China would increase from the current 7.5% to 25%, effective January 1, 2026. This change specifically targeted "batteries" as defined by U.S. Customs and Border Protection, encompassing integrated battery energy storage systems, modules, and certain types of cells. Under the May 2024 structure announced by the Biden administration, the Section 301 tariff rate on battery "parts"–including separators, electrolytes, cans, and electrodes remains at its current 25% level. In April 2025, the Trump administration enacted additional tariffs on nearly all types of imports (including those used in our energy storage solutions) from countries around the world, including high tariffs on Chinese imports. Some of these additional tariffs have been modified further since they were imposed in April 2025. For example, in May 14, 2025, the United States and China agreed to reduce the reciprocal tariff rates between the countries, with the U.S. dropping the reciprocal tariff rate for Chinese imports to 10%, while maintaining the existing 20% fentanyl tariff on Chinese goods. As of the filing date of this Annual Report, covered imports from China relevant to our energy storage systems are subject to the current 10% China-specific “reciprocal tariff,” plus the current China-specific 10% “fentanyl-related tariff”, plus the 3.4% base tariff on all countries, plus the applicable Section 301 tariff. In addition, tariffs that have been imposed by the United States government against other countries have and may in the future increase, decrease, or change with little to no advance notice. The recent tariff policy changes and continued uncertainty relating to U.S. trade policy and the corresponding response from other foreign countries have impacted and may in the future impact the energy storage market, demand for our energy storage solutions by customers, our business, and results of operations as well as those of our customers, our contract manufacturers, and suppliers. The Company has exposure from the imposition of these new tariffs and from the tariff uncertainty in the global markets, as the Company imports components from overseas, including battery cells from China, into the United States for customers and projects in the United States. We may see impacts to customer contracting activity if there continues to be uncertainty relating to tariffs. This impact to customer contracting behavior from the uncertain trade environment has impacted and may in the future impact our revenue, business, operating metrics, and results of operations.
In addition, there are ongoing investigations into certain additional tariffs on specific imports and trade practices that may result in tariffs and/or more restrictive trade duties and restrictions on components for our energy storage solutions that we import into the U.S. from overseas. For example, there is an active anti-dumping/countervailing (“AD/CV”) proceeding before the U.S. International Trade Commission and U.S. Department of Commerce (the “DOC”) regarding Chinese graphite active anode material (“AAM”) imports and downstream imports that utilize graphite AAM, which includes imports utilized in our energy storage systems. On May 20, 2025, there was a preliminary countervailing (“CV”) determination by the DOC that assigned a CV tariff at a rate of 11.58%. On July 18,

2025, there was a preliminary antidumping (“AD”) determination by the DOC that assigned a “separate” AD tariff at a rate of 93.5% to certain entities and an adverse AD tariff of 102.72% to all other entities. The AD/CV tariff rate and scope of imports subject to the tariffs may change at the final determination by DOC, which was previously expected by December 5, 2025, but is now likely to be delayed by approximately 30 to 60 days because of the U.S. government shutdown in 2025. We are taking actions to address risks associated with these preliminary increased graphite AAM AD/CV tariffs, including by building in such additional costs into our contracting process and exploring alternative sourcing strategies. Additionally, in response to President Trump’s Executive Order directing the DOC to do so, the DOC initiated a Section 232 tariff investigation related to critical minerals and derivatives. This investigation includes all critical minerals in batteries as well as derivatives that includes all batteries and related subcomponents. It is unclear when DOC will issue its investigation report and recommendations.
We are currently assessing the ultimate impact these AD/CV tariffs and a potential Section 232 tariff on battery-related critical minerals and derivatives could have on our suppliers, our business, and our suppliers’ pricing decisions, while we wait for the DOC’s final graphite AAM AD/CV tariff determination and Section 232 critical minerals and derivatives investigation recommendations. Due to the uncertainty relating to the final outcome of the various ongoing tariff-related investigations, including the AD/CV proceeding described above, we cannot predict the ultimate impact the outcome of ongoing tariff investigations and any resulting tariffs or other trade actions could have on our business, financial condition, and results of operations.
The steps we have taken to ramp up domestic production of key products and components of our energy storage solutions in the United States may not proceed on the anticipated timeline and such steps may not successfully mitigate the impacts of any tariffs or other trade restrictions. We have faced, and we may in the future face unanticipated costs and delays in developing our domestic supply chain, and we may not be able to scale domestic production to achieve required volumes or quality, as quickly as would be required to avoid a material adverse impact to our business and our results of operations.
Current and future trade policies and restrictions, including tariffs and resulting economic conditions in the markets in which we operate may materially increase costs of certain components and our inventory costs. These factors have impacted and may in the future materially adversely impact our strategy, demand for our solutions, our customers, our suppliers, and our contract manufacturers and their respective businesses and operations. Navigating these conditions, have and may in the future require significant attention from our management. Any of the foregoing may materially harm our business, prospects, financial condition, and operating results.
Our order intake and operating metrics may fluctuate across fiscal periods, which could make our future performance difficult to predict and could cause results of operations for a particular period to fall below expectations, resulting in a decline in the price of our Class A common stock.
Our order intake, operating metrics, and results of operations are difficult to predict quarter to quarter and have in the past and may in the future fluctuate significantly. Through fiscal year 2021, we experienced variability in the timing of our order intake, with higher volumes of orders coming the second half of our fiscal year. However, in fiscal years 2022 and 2023, order intake was relatively consistent across each quarter. In fiscal year 2024, we saw a higher amount of our order intake in the second half of the fiscal year. The variability in our order intake in fiscal year 2025 was primarily driven by the uncertain timing of customer negotiations, the uncertainty arising out of the U.S. trade policy, and the OBBBA.
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
We have experienced fluctuations from fiscal period to fiscal period in the past and may experience such fluctuations in the future as a result of fluctuations in our customers’ businesses including as a result of permitting, approval, commissioning, and installation delays. Such permitting, approval, commissioning, and installation delays can impact the timing of orders for our products. In addition, we have had, and may continue to have, customers experience project delays for a variety of other reasons including, but not limited to, issues with financing, changes in government regulations, including tariff uncertainty, supply chain challenges, tax incentives, macroeconomic factors, geopolitical uncertainty, or other circumstances unique to a customer. Any unexpected delay in proceeding with an active material project or in signing a new material contract has and could materially adversely affect our financial performance in a fiscal period. In certain circumstances, our customers may cancel orders before the completion of the transaction. If we experience delays or cancellations in the permitting, approval, commissioning, and installation process or other delays noted above in the future, our business, financial condition, and results of operations could be adversely affected.
As a result of the factors discussed above, our future financial performance, sales, working capital requirements and cash flow may fluctuate, and our past order intake, operating metrics, and results of operations may not be good indicators of future performance. The variability and unpredictability of our operating metrics and quarterly operating results could result in our failure to meet our expectations or those of analysts that cover us or investors with respect to order intake, revenue or other operating or financial results for a particular period. If we fail to meet or exceed such expectations, the market price of our Class A common stock could be adversely impacted.
A significant portion of our revenue comes from only a relatively small number of customers. If there is a significant reduction in order volume or loss of one or more of these significant customers or there is an inability of our customers to perform under their contracts with us, it could materially harm our business and negatively impact revenue, business, financial condition, results of operations, and cash flow.
We are dependent on a relatively small number of customers for the sales of our energy storage solution and a small number of customers have historically accounted for a material portion of our total revenue. For the fiscal year ended September 30, 2025, our two largest customers, in the aggregate, accounted for approximately 41% of our annual revenue. Specifically, for the fiscal year ended September 30, 2025, revenue from AES and its affiliates accounted for approximately 24% of our annual revenue. The reduction in order volume or loss of any one of the Company’s significant customers, including AES and its affiliates, a significant customer’s inability to perform under its respective contracts, including any default in payment, a significant dispute with one of these customers, a significant downturn or deterioration in the business or financial condition of any of these customers, any delay of contracting processes with customers due to economic uncertainty, or any other event significantly negatively impacting the contractual relationship with one of these customers could have a materially adverse effect on the brand, business, revenues, financial condition, and cash flows of the Company. For the near future, we may continue to derive a significant portion of our total revenue from a small number of customers. Accordingly, loss of a significant customer or a significant reduction in order volume from a significant customer or a change in contracting behavior by a significant customer could materially reduce revenue recognized and operating results in any reporting period compared to prior periods and/or expectations and impact our results of operations and order intake.
In addition, at the time of the IPO, the Company entered into an amended and restated storage core frame purchase agreement with AES Grid Stability, pursuant to which AES Grid Stability and its affiliates may purchase energy storage solutions and related services from us under preferred purchasing conditions. This agreement continues until the earlier of (x) October 27, 2028 and (y) the date on which AES Grid Stability holds less than 10% of the then outstanding voting power. If AES Grid Stability holds at least 20% of the then-outstanding voting power, they must continue to purchase certain of our energy storage offerings exclusively from us. If AES Grid Stability holds at least 10% of the then-outstanding voting power, neither it nor its affiliates will directly or indirectly engage in any of the defined exclusive activities set forth in this agreement, subject to us maintaining certain sales volume requirements. On such date that AES Grid Stability and its affiliates are no longer bound by the exclusivity terms of this agreement, AES may decide to explore different energy storage suppliers and we may see a negative impact to our aggregate order volume and revenues from decreased sales with AES and there may be a corresponding material adverse impact to our business, financial condition, and results of operations. In addition, broader strategic or commercial decisions by AES regarding its engagement with our offerings, or its focus on energy storage more generally, could reduce order volumes or otherwise adversely affect our business, results of operations, and cash flows.

We face strong competition for our energy storage solutions, services, and digital application offerings from both established and new competitors. If we are unable to attract new customers and retain existing customers, our revenue growth, business, and operating results may be adversely affected.

We operate in an intensely competitive business environment for our energy storage solutions, services, and digital application offerings. To increase our revenue and market share, our business strategy depends on our ability to attract new customers and retain our existing customers. Certain of our competitors have financial, technical, manufacturing, marketing, and other resources that are greater than ours, which may allow them to devote greater resources to the design, development, manufacturing, distribution, promotion, sale and support of their offerings than we may be able to and therefore more effectively compete for new projects and customers. We have seen an increase in competition since the time of our inception and continue to expect competition in the energy storage industry to increase primarily due to increased demand from customers and recent regulatory changes and incentives, both domestically and internationally, geared towards encouraging the adoption of increased renewable energy assets as well as energy storage solutions, including as a result of the IRA and the OBBBA and their current anticipated impacts in the United States.

Consolidation by other industry participants could further increase their resources and result in competitors with expanded market share, larger customer bases, greater diversified product and service offerings and greater technological and marketing expertise, which may allow them to compete more effectively against us in the future. Moreover, our competitors may have or may develop solutions, services, or digital applications that are superior, more efficient, and more effective compared to our offerings (on a price-to-value basis, operational impact, or otherwise), may offer products with a lower total cost of ownership, or may adapt more quickly to new or emerging technologies or regulatory regimes implemented across the globe. There are also several competing alternatives for battery energy storage solutions, as well as non-intermittent energy generation that does not require storage, including but not limited to, pumped hydro, hydrogen, biofuels, thermal, and generation paired with carbon sequestration. If we are unable to convince potential customers of the benefits and superiority of our offerings, effectively differentiate our offerings from our competitors, or if potential or existing customers prefer the offerings of our competitors, we may not be able to effectively implement our growth strategy, which in turn may adversely impact our business. Additionally, a significant portion of our annual sales in the years since our IPO were direct sales to AES and its affiliates. If we fail to maintain this relationship or if this relationship weakens, or if AES decides to reduce or modify its energy storage activities, it could materially impact our business prospects, financial condition, cash flows, or sales. Our future growth would then be even more reliant on our ability to compete for and retain new customers and our inability to do so would harm our ability to execute our growth strategy and may have a material adverse effect on our business operations and financial position.

Additionally, our competitors may lower their sales prices in response to market competition. Some competitors, particularly in China, may have lower operating expenses due to greater vertical integration and supportive regulatory frameworks, allowing them to operate with minimal or even negative margins over time. This has hindered and may in the future hinder our ability to compete in certain markets, which may lead to reduced net sales and negatively impact our operating results. In response to such competitive pressures, we may also choose to adjust our pricing strategy in certain markets or reduce our margin expectations, which could further affect our financial performance.

Maintaining and enhancing our reputation and brand recognition is critical in a competitive energy storage market. If we are not able to maintain and strengthen our reputation and brand recognition, our business and results of operations may be harmed.

As the markets for energy storage and related SaaS products for renewables and storage become increasingly competitive, marketing initiatives are becoming increasingly time-consuming and expensive. Our marketing activities may not be successful or yield the anticipated increased revenue, the increased revenue may not offset the expenses we incur as part of any marketing initiatives, and our results of operations could be harmed. Our ability to maintain and strengthen the Fluence brand depends heavily on our ability to provide quality offerings to our customers and to continue to meet our performance commitments in our underlying contracts with both suppliers and customers. In order to protect our brand, we may also expend substantial resources to register our intellectual property rights and to prevent others from using similar intellectual property, including similar patents, copyrights, and trademarks. Any factor that diminishes our reputation or that of our management, including failing to meet the expectations of or provide quality products and services to our customers on a timely basis, or any adverse publicity, litigation, or regulatory proceeding, has in the past and could in the future make it more difficult for us to attract new customers and to maintain our existing customers. Our ability to successfully position our brand could also be adversely affected by perceptions of our competitors’ energy storage solutions, services, and digital applications. If we do not successfully maintain and strengthen our reputation and brand recognition, our business may not grow as we expect, if at all, and we could lose our relationships with existing customers. This would harm our business, results of operations, and financial condition.

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

If we are unable to attract and retain qualified personnel, including members of the senior management team, in order to execute our business strategy and growth plan and successfully integrate key talent into our team, our business and ability to compete may be adversely affected.
Competition for highly qualified personnel is intense in the energy storage industry. We depend on the continued services of our senior management and highly-skilled employees across all levels and departments of our organization to run and grow our business. We have experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. The challenging markets in which we compete for talent has in the past and may in the future cause us to invest significant amounts of cash and equity to attract and retain employees. In addition, a significant portion of compensation for key senior employees is in the form of stock-related grants. A prolonged depression in our stock price could make it difficult for us to retain key members of management and other senior employees as well as recruit additional qualified personnel. We may have to pay additional compensation to employees to incentivize them to join or stay with us in the case of any depression in our stock price. Further, many of the companies with which we compete for experienced personnel have greater financial resources than we have. In addition, if we hire employees from competitors or other companies in related industries, their former employers may attempt to assert that these employees or the Company has breached certain legal obligations, resulting in a diversion of our time and resources.
Since inception, Fluence had historically provided flexible work arrangements for its employees, including in many instances, offering fully remote working arrangements for its employees. At the end of fiscal year 2025, the Company implemented an updated “return-to-office” model at its U.S. offices for local employees and implemented similar such policies, in compliance with applicable laws, at many of our foreign offices as well. There may be challenges that arise with such “return-to-office” plans and reduction of flexible remote working arrangements for our employees. Many companies, including companies that we compete with for talent, have adopted full time remote work arrangements or hybrid work arrangements more flexible than ours, which has impacted and may in the future impact our ability to attract and retain qualified personnel if potential or current employees prefer these policies.
In addition, current trends in the labor market have exacerbated and may continue to exacerbate the challenges of attracting and retaining talented employees. Differences in demands, expectations, and priorities of the workforce may require us to modify our recruiting and retention and compensation strategies to attract and retain employees. These modifications could have a significant financial impact should we need to meet higher salary demands, or buy out compensation packages for new hires. If we fail to attract new personnel or fail to retain and motivate our current personnel, including as a result of our incentive structure or otherwise, our business and future growth prospects and ability to compete could be adversely impacted. Continuous turnover could also result in negative brand reputation. As we continue to expand domestically and internationally, we may encounter regional laws that mandate union representation or associates who desire union representation or a collective bargaining agreement. If we are unable to attract and retain qualified associates, or otherwise experience unexpected labor disruptions within our business, we may be materially and adversely affected.
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
Our growth depends in part on the success of our relationships with third party contractors.
We rely on third-party general contractors to install energy storage solutions at our customers’ sites. We currently work with a limited number of general contractors, which has impacted and may continue to impact our ability to facilitate customer installations in a timely and efficient manner. Our work with contractors or their subcontractors may require us to comply with additional rules and policies (including rules unique to our customers), working conditions requirements, site remediation requirements, and other union requirements, which can add unanticipated costs and complexity to a project. The timeliness, thoroughness, and quality of the installation-related services performed by our general contractors and their subcontractors have not always met our or our customers’ expectations or standards and may not do so in the future, and it may be difficult to find and train third-party general contractors that meet our standards at a competitive cost. Subpar, unsatisfactory, incomplete, or untimely contractor work for our customers could lead to adverse consequences on our reputation, business and results of operations.
Risks Related to our Operations, Supply Chain, and Manufacturing Capabilities
We have and may continue to experience delays, disruptions, and quality control problems in our manufacturing operations, in part due to third-party manufacturer concentration, which in turn impacts our ability to meet anticipated production volumes and achieve full-rate manufacturing. These delays, disruptions, and quality control problems in our manufacturing operations have and may continue to adversely affect our business, results of operations, financial condition, and future prospects.
Our product development, manufacturing, and testing protocols are complex and require significant technological and production process expertise. We are exposed to risks associated with scaling up manufacturing to larger commercial volumes and with the launch of new products which may require alterations to existing manufacturing processes. We continue to depend on a limited number of third-party contract manufacturers for production. Our manufacturing strategy currently relies on three key contract manufacturers. Manufacturing delays or disruptions could cause a delay or disruption in our ability to meet customers’ requirements which may impact our business, reputation, results of operations, and financial condition. Qualifying new manufacturers can be a lengthy, time-consuming process and we may not be able to qualify manufacturers on the timeline we anticipate, if at all, which would lead us to rely more heavily on our existing manufacturers and their current operating abilities. Although options to rapidly shift manufacturing capacity to alternative providers remain limited, we are committed to mitigating these risks through continuous improvement and strategic planning. By prioritizing operational excellence and maintaining strong relationships with our partners and customers, we are confident in our ability to navigate these challenges and support sustainable growth in future periods.
Two of the contract manufacturers are located in the United States, with their facilities in Utah and Arizona, and the other is located in South East Asia. This second contract manufacturer in Arizona commissioned their new facility in 2025, and began scaling production. During the fiscal year, however, this contract manufacturer in Arizona encountered delays and inefficiencies in scaling production to meet demand forecasts, this was primarily attributable to labor availability and the long lead times with training their workforce.
While these factors have presented challenges to achieving full-rate production, we have worked with this contract manufacturer to put in place appropriate corrective measures to remediate the production issues going forward. We currently believe these corrective measures will remediate the adverse impact on the contract manufacturers production issues. However, if our remediation efforts are not successful, they could have an adverse impact on our customers and our business and results of operations and could cause our results to vary materially from period to period. Failure to meet production expectations could result in delayed product deliveries, increased costs, reduced revenue, and reputational harm and could materially adversely affect our business, financial condition, results of operations, and growth prospects.
We have experienced and may continue to be exposed to risks associated with engineering and construction, utility interconnection, commissioning and installation of our energy storage solutions, and other project delays and disruptions, including those related to obtaining government authorizations and permits, issues relating to customer financing, and other contingencies that may arise in the course of delivering equipment and completing installations.

Although we generally are not regulated as a utility, international, federal, state, and local government laws and regulations concerning electricity heavily influence the market for our energy storage solutions and services. These laws and regulations often relate to electricity pricing, net metering, incentives, taxation, and the rules surrounding the interconnection of customer-owned electricity generation for specific technologies. In the U.S., government authorities frequently modify these statutes and regulations. Governments, often acting through state utility or public service commissions, may change and adopt different requirements for utilities and rates for commercial customers on a regular basis. Changes, or in some cases a lack of change, in any of the laws, regulations, ordinances, or other rules that apply to customer installations and new technology could make it more costly for our customers to install and operate our energy storage products at particular customer project sites, and in turn, could negatively affect our ability to deliver cost savings to customers for the purchase of electricity, thereby making our energy storage solutions and services less appealing to current and potential customers.
The installation and operation of our energy storage solutions at a particular site are also generally subject to oversight and regulation in accordance with applicable international, federal, state, and local laws and ordinances relating to building codes, safety, environmental protection, labor practices, and related matters. It also typically requires obtaining and keeping in good standing applicable governmental approvals and permits, including environmental approvals and permits, which vary by jurisdiction. In some cases, these approvals and permits require periodic renewal. It is difficult and costly to monitor the requirements of every individual authority having jurisdiction over our energy storage solution installations, to design our energy storage solutions to comply with these varying standards, and for our customers to obtain and maintain all applicable necessary approvals and permits. We cannot predict whether or when all permits required for a given customer’s project will be granted or whether the conditions associated with the permits will be achievable. The denial of a permit or utility connection essential to a project or the imposition of impractical conditions impairs our customers’ ability to develop a project, and potential disagreement, public opposition, or litigation over a project approval could lead to additional delays. In addition, we cannot predict whether the permitting process for a project will be lengthened due to complexities and appeals. Delay in the review and permitting process for a project (or litigation challenges to a project approval) can impair or delay our customers’ abilities to develop that project or increase the cost so substantially that a project is no longer feasible. Furthermore, unforeseen delays in the review and permitting process have and could in the future delay the timing of fulfillment of our energy storage products and could therefore adversely affect the amount of revenue recognition related to the sale of our energy storage solutions, which could in turn adversely affect our operating results. Delays may result from environmental review or environmental permits required under local, state or federal laws, and litigation over approvals obtained pursuant such laws. Delays in the review and permitting process have in the past and may in the future lead to cost overruns, which may affect our business and operating results.
The production, delivery, and installation of our energy storage solutions also involves various project costs and can entail eventual project scope modifications, typically in the form of change orders. We have policies and procedures regarding approval of project costs and modifications. In connection with our operating history and our recent significant growth, we have and may in the future experience the incurrence of project costs in excess of those budgeted. In addition, disagreements with our customers and suppliers have and may in the future arise with respect to project schedules and scopes of work, including but not limited to, other customer contractors, completion of work, and contract modifications, which can result in the need to find different suppliers, loss of future business, additional costs to us and not fully realizing the anticipated profit from the project.

In addition, the successful commissioning of our energy storage products and solutions is dependent upon the availability of and timely connection of systems to the local electric grid. Our customers have been and may in the future be unable to timely obtain the required consent and authorization of local utilities to ensure successful interconnection to energy grids to enable the successful discharge of energy, if at all. For example, although FERC issued Order 2023 in July 2023, to accelerate the process of connecting new energy projects to the grid due to the backlog of interconnection requests, there continues to be a growing queue of energy projects awaiting approval in the United States. Any delays in our customers’ ability to connect with utilities and the grid may delay deliveries of products, the performance of installation-related services, or may result in the poor performance of installation-related services that may in turn have an adverse impact on our business and results of operations and could cause our results to vary materially from period to period.

We have experienced and may continue to be exposed to risks from supplier concentration and limited supplier capacity for battery energy storage solutions and their failure to perform could impair our ability to deliver our energy storage solutions to our customers.
Our reliance on a small group of suppliers for batteries, enclosures, inverters, and other components has subjected us to certain risks, and we may continue to face these challenges in the future. Changing suppliers often leads to significant expenses, lengthy timelines, and interruptions to our business activities. Additionally, such transitions may necessitate the redevelopment of our products and solutions, a process that is both time-intensive and can substantially affect our operational performance.
In addition, certain of our suppliers also supply products and components to other businesses, including competitors and other businesses engaged in the production of electric vehicles, renewable energy production, consumer electronics, and other industries unrelated to energy storage products, and these other businesses may be of greater priority to our Suppliers. As Fluence continues to grow and strengthen its position within our suppliers’ customer base, we anticipate increased opportunities to secure supply on more favorable and preferential terms. However, until Fluence is able to establish itself as a significant portion of our suppliers’ customer base, we may not be able to secure supply on favorable or preferential terms. In addition, as we scale our domestic content offerings, we currently rely on a single U.S. battery cell supplier for U.S. manufactured battery cells.
There is risk associated with reliance on a limited number of suppliers, including ability to obtain sufficient inventory at the level of quality or provenance required to meet customer or regulatory requirements. If any of our suppliers are unable or unwilling to provide us with contracted quantities in a timely manner at prices, quality levels (including environmental, social, and/or geographic provenance), and volumes acceptable to us and which are contracted for, we will have limited alternatives for supply of such components, and we may not be able to contract for and receive suitable alternative components in a timely manner for our customers, if at all. Such an event may impair our ability to meet scheduled deliveries of our products to customers, which may cause our customers to cancel orders, subject us to liability and potential litigation and materially adversely affect our customer relationships, reputation, business, prospects, financial condition, and results of operations. Further, these particular risks may increase as market demand for our offerings grows.
We have experienced and may continue to experience risk of exposure that our suppliers may not be able to provide us with the quality or quantity of components on the terms or timeline that we have contracted for which could result in insufficient inventory as well as negatively affect our results of operations and impact our customer relationships.

Our suppliers’ own caution and uncertainty in their upstream supply chains has resulted in the adoption of a variety of pricing mechanisms that are designed to mitigate unforeseen fluctuations in materials availability and costs. To obtain advantageous pricing, secure quantities, and favorable payment conditions, certain supply agreements require us to commit to specific volumes and fulfill prepayment responsibilities. These types of arrangements impact our working capital resources. We are committed to maintaining strong relationships with our suppliers and proactively managing our supply chain for consistent inventory quality and provenance that meets both customer and regulatory requirements.

As we introduce new energy storage products and develop supplier relationships while expanding our regional supply chains both domestically and internationally, we encounter risks related to the quality and availability of components. These risks stem from engaging with new suppliers, particularly those recently entering the energy storage sector, who may have limited experience and lack advanced production planning capabilities. Additionally, these suppliers may need to scale up their operations or alter current manufacturing processes, which can further contribute to uncertainties regarding the quality of their products.
We are a global company with operations in many countries and maintain a global supply chain which comes with a number of risks that may impact our business, results of operations, and future growth.
Our energy storage solutions incorporate many components and materials sourced from a variety of countries, resulting in exposure to international supply chain risks and logistics disruptions. In fiscal year 2025, we saw impacts to our contracting activity in the United States and corresponding impacts to our business due to the uncertainty relating to U.S. tariff and trade policy. Trade and shipping disruptions, delays and factors beyond our suppliers’ control, including changes in policy and regulation, have in the past and may in the future have a compounding effect on our business and results of operations.
International political, social, or economic instability, including as the result of health pandemics, further uncertainty on U.S. trade and tariff policy, geopolitical tension, may lead to future disruptions, impacting our supply chain and ability to complete projects in a timely and efficient manner. Uncertain potential actions, policies, and legislation of various government authorities on international and domestic trade, including new or increased tariffs or quotas, border taxes, embargoes, safeguards, duties arising out of various governmental investigations, trade controls, and customs restrictions impact our ability to manage our costs of production. The degree of our exposure is dependent on, among other things, the type of materials and components that may be impacted, the proposed rates imposed, and timing of such tariffs or other trade restrictions. Disruptions in the availability of key components or materials and their associated price volatility therefore create challenges for stability of our business operations, customer relationships, and our ability to accurately plan for future growth. See the separate risk factor titled “Changes in the global trade environment, including the imposition of new tariffs, changes to existing tariffs, and related general economic uncertainty, has impacted and may in the future impact our business and operations and has and may in the future adversely affect the amount or timing of our revenues, results of operations, and cash flows in the future.” above for more information about risks relating to the global trade environment.
Other events that could disrupt our global supply chain and result in reduced or delayed supply of materials and components along with potential increased cost relating to such supply include, but are not limited to:
•the imposition of additional trade or national security legislation or regulations both internationally and domestically in countries in which we operate;
•the imposition of additional duties, tariffs, and other charges on imports and exports;
•changes to the interpretation or enforcement priorities of existing trade or national security laws and regulations;
•disruption of manufacturing and supply lines due to stringent government mandated sanctions on production continuity and the movement of goods;
•breaches of supply contracts by suppliers and vendors;
•quotas imposed by bilateral trade agreements;
•foreign currency fluctuations;
•logistics and shipping constraints;
•natural disasters, including but not limited to hurricanes, typhoons, flooding, wildfires and tornados;
•geopolitical tensions and instability;
•public health issues and epidemic diseases, their effects (including any disruptions they may cause) and/or the perception of their effects;
•theft;
•restrictions on the transfer of funds;
•the financial instability or bankruptcy of vendors; and
•significant labor disputes, including labor strikes, work stoppages, and boycotts.
Certain of these events have occurred in past and adversely impacted, and may in the future materially adversely impact, the Company’s operations. Additionally, there are expectations in various jurisdictions and by customers that companies monitor the environmental and social performance of their suppliers, including compliance with a variety of labor practices, and otherwise consider a wider range of potential environmental and social matters for their products and value chain. For example, numerous laws prohibit importation of goods made with forced labor or compulsory prison labor, including for example the Tariff Act of 1930, as well as the Uyghur Forced Labor Prevention Act (“UFLPA”). Certain of our suppliers operate and source materials in China, and their presence in our supply chain could present unique risks for us due to risks associated with the UFLPA, as well as the strain in U.S.-China relations, and China’s unique regulatory landscape. The UFLPA imposes a presumptive ban on the importation of articles, merchandise, apparel, and goods mined, produced, or manufactured wholly or in part in the Xinjiang Uyghur Autonomous Region (Xinjiang) of the People’s Republic of China, or by entities identified by the U.S. government on the UFLPA Entity List. From time to time, congressional committees have investigated and called for the inclusion of certain companies that provide materials or components for the battery supply chain to the UFLPA Entity List. Such a listing may adversely impact our ability to source necessary inputs or otherwise adversely impact our operations. Prohibitions on forced labor have also been adopted in other jurisdictions, such as the European Union, and is a topic that will likely be subject to further regulations or prohibitions in the markets we operate within.

These issues could result in a delay or complete inability to import materials (including potentially non-lithium materials), which could result in inventory shortages or greater supply chain compliance costs, particularly to the extent we need to identify new suppliers or to otherwise modify supply chains to address evolving regulatory requirements and/or interpretations. We could also be subject to penalties, such as denial of import eligibility, or fines if our imports are found to have been in violation of the UFLPA or other customs-related laws and regulations. Even if we are not subject to any fines or penalties, any perceived link between our products and Xinjiang, designated entities, or labor practices not in keeping with industry expectations may result in increased costs, affect our business and damage our reputation. Overcoming the UFLPA’s presumption can be a time- and information-intensive process, and we may not be able to obtain sufficient information to satisfy policymakers, particularly as in many cases the relevant suppliers are buried multiple layers deep in the supply chain. Xinjiang is the source of significant amounts of raw and refined materials and components in the global lithium-ion battery broader minerals supply chains, and there is ongoing scrutiny of this value chain and companies associated therewith, including for human rights and national security concerns. For example, in August 2025, the Department of Homeland Security announced that they were adding copper, lithium, and steel, among others, to the list of priority sectors. As such, there is a risk that our operations may be impacted by related supply chain disruptions or costs. Moreover, there are also increasing obligations on supply chain diligence on products more generally, such as under the European Union’s Batteries Regulation Compliance with such laws, as well as any responsive measures by customers, impacted jurisdictions, other policymakers or otherwise, may have other effects on the global supply chain, the price and availability of traceable minerals or other materials of focus, and could lead to increases in our cost of goods sold, which could have an adverse effect on our business, financial condition, and operating results.
Significant changes in the cost and/or availability of raw materials that are incorporated into component pieces of our energy storage products could adversely affect our business, results of operations, and future prospects.
We are subject to risk from availability and fluctuating market prices of certain commodity raw materials, including, but not limited to, steel, aluminum, copper, nickel, iron phosphate, graphite, manganese, lithium carbonate, lithium hydroxide, and cobalt. These raw materials form an essential and integral part of our energy storage products. Pricing and availability for these materials is governed in large part by market conditions and fluctuate due to various factors outside of our control, such as global supply and demand imbalances, changes in interest rates, speculative market activities, tariffs, import/export controls, and other geopolitical uncertainty.
Our revenue growth is directly tied to the continued adoption of energy storage products by our customers, which are affected by commodity raw material price fluctuations and component price fluctuations. As we have not historically been the buyer of raw materials for our components and energy storage products, we have not historically entered into hedging arrangements to mitigate commodity risk. Significant price changes or reduced availability for raw materials underlying our energy storage solutions and components that are comprised of such raw materials have a deleterious effect on supply chain certainty with potential knock on effects for reduced operating margin, and in turn, could materially harm our business, financial condition, and results of operations. For example, the cost of lithium-ion energy storage hardware has declined significantly in the aggregate in the last decade and has resulted in a large addressable market today. In fiscal year 2022, we saw prices for lithium-ion batteries increase from prior years, though prices returned to their historical trend of declining year-over-year in fiscal years 2023 through 2025. While the market for energy storage continues to rapidly evolve, the price for battery products and their respective components may not continue to decline or decline at the rates we expect. If costs do not continue to decline long-term and instead remain steady or increase as they did in fiscal year 2022, this could adversely affect our ability to increase our revenue, our order intake, and grow our business.
The sales and installation cycle of our energy storage solutions is lengthy, and if we fail to close sales as we anticipate and forecast and on a regular and timely basis, it could adversely affect our business, financial condition, and results of operations.
Our sales and installation cycle is lengthy and often varies considerably on a project by project basis and across regions. In order to make a sale, we must often provide a significant level of education upfront to prospective new customers regarding the use and benefits of our energy storage solutions and services which may take time and resources away from other matters. The period between initial discussions with a potential customer and the sale of an energy storage solution typically depends on a number of factors, including, but not limited to the potential customer’s budget and decision as to the type of financing it chooses to use, as well as the arrangement of such financing and any regulatory changes, anticipated regulatory changes, or changes in market condition that may occur during the sales cycle. Prospective customers often undertake a significant internal evaluation process, which has and may in the future further extend the sales cycle of our energy storage solutions. Because of the long sales cycle, we previously have and may in the future expend significant resources without having certainty of generating a sale. This lengthy sales cycle subjects us to a number of significant risks over which we have little or no control. If we are unsuccessful in closing sales after expending significant resources, our business, financial condition, and results of operations has in the past and in the future could be adversely affected.
Our energy storage solutions, including components thereof, and underlying technology as well as our digital application offerings could have undetected defects, errors, vulnerabilities, and bugs which could reduce market adoption, cause reputational damage, and expose us to legal claims that could materially and adversely affect our business.
The energy storage solutions we develop are complex and have in the past and may in the future contain bugs, vulnerabilities, as well as design and manufacturing-related defects and errors. Defective and non-conforming products have a harmful impact on the operational reliability and certainty of our customer projects. Identification, mitigation and corrective actions are important considerations when managing the installation, construction, commissioning and servicing of our customer projects. We have from time to time discovered latent defects in the various component and contingent parts of our energy storage solutions and in the future we may face similar such defects. We have experienced a combination of design defects, defects in workmanship and quality, production errors, and specification shortfalls. As we expand and grow with new stakeholders and technologies, we may face similar non-conformities that will require a collective approach to effectively and efficiently address any such defect and nonconformity concerns with our suppliers and with our contract manufacturers, including for our Fluence-made battery modules.

Defects may exist within the various components and parts sourced from our suppliers or that arise during any manufacturing processes, and quality control programs may not work as intended and prevent all, if any of the defects and other issues in our products. Defects may occur in the future which may result in significant expenses or disruptions of our operations. We continue to evolve the features and functionality of our products and technology platforms through updates and enhancements and introduce new product offerings to our customers, and as we do, we may introduce inadvertent additional defects or errors that may not be detected until after deployment. The uniqueness and complexity of our offerings often requires input from multiple stakeholders to detect, mitigate and correct any non-conformities, potentially resulting in extending time to fix. If we are unable to prevent or timely and effectively remedy errors, bugs, vulnerabilities, or defects in our offerings, we could potentially suffer reputational damage, increased costs, and potential impact to our customer relationships, any of which could adversely affect our business, prospects, financial condition, results of operations, and cash flows.

The Company’s solutions rely on multiple components sourced from third-party suppliers that are integrated into our broader systems and offerings. These components, while individually procured, form an essential part of the overall functionality and performance of our products and services delivered to customers. In the event of a defect or failure in a supplier-provided component, the resulting impact to the Company may be significantly greater than the remedy or recovery available under the supplier’s contractual obligations. This is due to the integrated nature of our solutions, where a single component failure can lead to broader system-level issues, customer dissatisfaction, and potential liability exposure that exceeds the value or scope of the defective parts and components. As a result, the Company may face a disproportionate risk profile in comparison to the limited remedies available from suppliers. This misalignment between supplier liability and customer exposure could adversely affect our financial condition, results of operations, and reputation, particularly if such defects lead to warranty claims, service disruptions, or regulatory scrutiny. Defects in design, failure to meet specifications, and workmanship issues therefore have the potential to adversely affect customer satisfaction, market acceptance, and our business reputation.

On rare occasions, defects in energy storage solutions may impact the lithium-ion batteries that have been incorporated into such solution which may lead to a rapid release of the energy such batteries contain by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion batteries. General negative public perception regarding the suitability of lithium-ion batteries for energy applications or any future incident involving lithium-ion batteries, such as a plant fire, vehicle fire, or other type of fire incident, even if such incident does not involve Fluence, could adversely affect our business and reputation, such as through additional regulations or fire-safety standards being imposed on energy storage projects. Plant fires or other events that result in negative public attention could increase community or agency opposition to new or expanded energy storage or could increase demand for alternative energy storage technologies that have or are perceived to have reduced fire risks.
We have been and may in the future be subject, in the ordinary course of business, to legal claims and potential losses relating to products liability, accidents, acts of God, and other legal claims against us arising out of defects or errors in our energy storage solutions, services, and digital application offerings. For example, on September 4, 2021, a 300 MW energy storage facility owned by one of our customers experienced an overheating event and the customer’s stated findings, if ultimately confirmed and proven, could relate to certain scopes of work for which Fluence or its subcontractors could be responsible. See Part I, Item 3. Legal Proceedings for greater discussion of this ongoing matter.
We have not historically manufactured batteries or other components of our energy storage solutions and have historically relied on our component suppliers and contract manufacturers to control the quality of such components; however, in September 2024, we initiated production of the Fluence-made battery modules at our contract manufacturing site in Utah. The Fluence-made battery modules include a new technology agnostic battery management system that allows Fluence to source battery cells from various battery OEMs for integration into the Fluence-made battery modules. There may be unique defects and errors in these Fluence-made battery modules that have not yet been identified and any such unanticipated defects or errors may impact the Company’s business and relationship with customers. If we manufacture or produce other Fluence-developed components in the future, we may have greater exposure of any defects relating thereto.
In addition, our digital application offerings may also have bugs or defects incorporated therein and could experience a software anomaly, cybersecurity event, or unplanned downtime, that could result in an unexpected, material adverse event for customers, and may therefore damage our reputation, business, and future prospects.
Any defects, errors, or performance problems in our offerings, or the perception of such them, could result in any of the following, each of which could adversely affect our business, financial condition, and results of operations:
•expenditure of significant financial and product development resources, including recalls, in efforts to analyze, correct, eliminate, or work around errors or defects;
•significant re-engineering costs;

•loss of existing or potential customers;
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
Although we have contractual protections, including indemnification, warranty disclaimers, and limitation of liability provisions, in many of our agreements with customers, resellers, and other business partners, such protections may not be uniformly implemented in all contracts and, where implemented, may not fully or effectively protect from claims by customers, resellers, other business partners, or other third parties. Any insurance coverage or indemnification obligations of suppliers may not adequately cover all such claims or cover only a portion of such claims. A successful product liability, warranty, or other similar claim could have an adverse effect on our business, financial condition, and results of operations. In addition, even unsuccessful claims could result in expenditure of funds in litigation, divert management’s time and other resources, and cause reputational harm as well as lead to potential loss of existing or future customers.
Our energy storage products and solutions, which are complex, could contain defects, or may not operate at expected performance levels, which may cause us to incur warranty expenses beyond current estimates and could adversely affect our business and results of operations.
We offer standard limited assurance type product warranties, as well as extended service type warranties. Our limited warranties cover defects in materials and workmanship of our products for normal use and service conditions typically between one and five years following commercial operation date or substantial completion depending on the contract. As a result, we bear the risk of warranty claims long after we have sold the product and recognized revenue. Our estimated costs of warranty for previously sold products may change to the extent future products may not be compatible with earlier generation products under warranty. Furthermore, as we are in a evolving, nascent industry, there is a degree of uncertainty regarding estimated warranty costs due to limited data. We have a relatively limited operating history as an independent entity and therefore must project how our solutions will perform over the estimated warranty period and the estimated reserve may have material changes. In addition, under real world operating conditions, which may vary by location and design, as well as environmental conditions, our product may perform in a different way than under standard test conditions or other failure data sets. We depend significantly on our reputation for safety and reliability and high-quality products and services, exceptional customer service, and our brand name to attract new customers and maintain our current customers, and grow our business. If our products and services do not perform as anticipated or we experience unexpected reliability problems or widespread product failures, our brand and market reputation could be significantly impaired and we may lose, or be unable to gain or retain, customers which could impact our business and results of operations.
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
We offer and sell our energy storage solutions, services, and digital application offerings globally and have operations in a number of different countries, including, but not limited to, the United States, the United Kingdom, multiple European Union countries, Chile, Australia, Taiwan, India, Japan, Canada, Singapore, and the Philippines and may in the future, evaluate and take advantage of opportunities to expand into new geographic markets. We also may from time to time engage in acquisitions of businesses or product lines in those geographic markets we currently are in or in other geographic markets that we have not yet penetrated. Operating globally requires significant resources and management attention and subjects us to business, financial, regulatory, geopolitical, and other related risks, relating to, but not limited to, the following:
•compliance with multiple, potentially conflicting and changing laws, regulations, policies, and permitting processes, including trade, labor, environmental, health, safety, banking, employment, privacy and data protection laws and regulations, as well as tariffs, export quotas, customs duties, and other trade restrictions;
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
•increased costs, including oversight, management, travel, infrastructure, regulatory compliance, fire-safety compliance, and legal compliance costs, associated with having operations in many countries;
•increased financial accounting and reporting burdens and complexities;
•changes in diplomatic and trade relationships, including political risk and customer perceptions based on such changes and risks;
•potential unfair or corrupt business practices in certain geographies that may impact our financial results and result in restatements of our consolidated financial statements;
•restrictions on the repatriation of earnings;
•customer and sales practices varying region to region, including potentially longer sales cycles and differing warranty expectations;
•differing technical standards, existing or future regulatory and certification requirements, including relating to fire safety, and required features and functionality as well as different cost, performance, and compatibility requirements; and
•fluctuations in the value of foreign currencies and global inflation.
If we are unable to successfully control, manage, influence, or predict these risks, they could have a material adverse effect on our business, financial position, results of operations, and liquidity.

Failure by our contract manufacturers, vendors, and suppliers to use ethical business practices and comply with applicable laws and regulations, including labor, health, safety, and environmental laws, may adversely affect our business.
We do not control our contract manufacturers, vendors, or suppliers nor their business practices. Accordingly, we cannot guarantee that they follow ethical business practices, such as with respect to child labor, wages and benefits, forced labor, discrimination, safe and healthy working conditions, environmental concerns, and all applicable legal and regulatory requirements relating to the conduct of their businesses. A lack of demonstrated compliance could lead us to seek alternative manufacturers, vendors, or suppliers, which could increase our costs and result in delayed delivery of energy storage solutions, shortages, or other disruptions to our operations. Violation of applicable labor (including forced labor and child labor) laws and standards, human rights standards, environmental standards, safety codes, quality standards, production practices, or other applicable laws and regulations by our manufacturers, vendors, or suppliers or the divergence of labor or other work practices from those generally accepted as ethical in the U.S. or other markets in which we do business could attract negative publicity for us and otherwise adversely harm our business. We could be exposed to litigation, investigations, enforcement actions, monetary liability, including fines, and additional costs that could have a material adverse effect on our business, financial condition, and results of operations. In addition, we could lose customers who have concerns about vendor business practices, responsible sourcing, and traceability of our energy storage solutions. For more information, see our risk factor titled “We are a global company with operations in many countries and maintain a global supply chain which comes with a number of risks that may impact our business, results of operations, and future growth.”
Actual or threatened health epidemics, pandemics, or similar public health threats have had and could in the future have a material adverse effect on our business, outlook, financial condition, results of operations, and liquidity.
The global markets in which we operate were impacted by the COVID-19 pandemic and could in the future be materially adversely affected by other health pandemics, epidemics, or similar public health threats. For example, in fiscal years 2021 and 2022, as a result of the COVID-19 pandemic, our ground operations at project sites, our contract manufacturer’s facilities, and our suppliers and vendors were disrupted by worker absenteeism, quarantines, shortage of COVID-19 test kits, and personal protection equipment for employees, office and factory closures, disruptions to ports and other shipping infrastructure, and other travel and health-related restrictions. Additionally, we saw COVID-19 driven lockdowns in key areas for our battery suppliers, such as China, that resulted in our battery suppliers issuing delay notices to us. Due to the delays from our battery suppliers, some of our intended projects were delayed, resulting in lower revenue recognition. Additionally, some of our projects that were delayed because of COVID-19 supply chain disruptions also incurred liquidated damages payable to our customers resulting in decreased profitability. If our ground operations at project sites, our contract manufacturers’ facilities and our suppliers or vendors are so affected in the future, our supply chain, manufacturing, and product shipments may be delayed, which could adversely affect our business, operations, and customer relationships.
We have encountered and could encounter in the future project delays and resulting liquidated damage claims from customers due to impacts arising from or related to actual or threatened health epidemics, pandemics, similar public health threats on suppliers, customers, or others. The extent to which these events may impact our business as well as their duration and intensity will depend on future developments, which are highly uncertain and cannot be predicted at this time.
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
Our operations and those of our customers and suppliers face exposure to severe weather events and natural disasters, such as tornadoes, tsunamis, tropical storms (including hurricanes and typhoons), earthquakes, windstorms, hailstorms, heat waves, floods, droughts, severe thunderstorms, wildfires, and other fires, which could cause operating results to vary significantly from one period to the next. For example, one of our contract manufacturers’ facilities is located in Vietnam and their ability to timely ship out of port is impacted at times by the occurrence of typhoons or other tropical types of storms. We may incur losses in our business in excess of: those experienced in prior years, the average expected level used in pricing, or current insurance coverage limits due to such weather events and natural disasters. The incidence and severity of severe weather conditions and other natural disasters are inherently unpredictable.
Climate change is increasing and is expected to continue to increase the frequency and severity of certain natural events, such as tornadoes, hurricanes, wildfires, flooding, droughts, hail and ice, extreme temperatures, wind and thunderstorm events as well as subsequent events. Climate change may also result in chronic physical changes, such as changes to temperature or precipitation patterns or rising sea levels that may also adversely impact the suitability of certain project sites, disrupt our supply chain and operations, or otherwise adversely impact our business. Evolving market conditions, shifts in global policies on climate change, and the increase in frequency and impact of extreme weather events on critical infrastructure globally as a result of climate change have the potential to disrupt our business, the business of our suppliers and the business of our customers, and may cause us to experience higher attrition, losses and additional costs to maintain or resume operations. Additionally, climate change may adversely impact the demand, price, and availability of insurance that may be available to us, our suppliers, and to our customers at project sites. Any actions we may take to mitigate our business risks associated with climate change, may require us to incur substantial costs and may not be successful, due to, among other things, the uncertainty associated with the longer-term projections associated with managing climate risks.
Risks Related to Acquisitions

As part of growing our business, we have in the past made acquisitions and expect to continue to evaluate acquisitions and other strategic transactions into the future. If we fail to successfully select, execute, or integrate our acquisitions or other transactions, then our business and operating results could be adversely affected and our stock price could decline.
We continuously evaluate potential acquisitions and strategic transactions to expand commercial production capacity, add new product lines and technologies, gain new sales channels, enter into new sales territories, expand our market share, and capture certain tax or other incentives. For example, in 2022, we acquired Fluence Nispera and in 2020, we acquired a software and digital intelligence platform, which has become Fluence Mosaic. We may not be successful in completing any contemplated strategic transaction and any such strategic transaction may not achieve its intended benefits or have a positive impact on our financial condition or business on the timeline that we expect or at all. Further, acquisitions and strategic transactions involve numerous risks and challenges, including, but not limited to, the following:
•integrating assets, systems, internal controls, products, sales channels, and personnel;
•inability to successfully manage transaction-related strain on our management, operations and financial resources;
•higher than anticipated transaction and integration costs and expenses, and regulatory costs, expenses and scrutiny;
•reliance on third parties to provide transition services for a period of time after closing to ensure an orderly transition of the business or, in the case of a joint venture, to continue operation of the business;
•growing or maintaining revenues to justify the purchase price and the increased expenses associated with transactions;
•entering into territories or markets with which we have limited or no prior experience;
•establishing or maintaining business relationships with customers, vendors, regulators, and suppliers who may be new to us;
•overcoming the employee, customers, vendor, and supplier turnover that may occur as a result of the transaction;
•disruption of, and demands on, our ongoing business as a result of integration activities including diversion of management’s time and attention from running the day to day operations of our business;
•unfavorable tax, regulatory or accounting treatment;
•inability to implement uniform standards, disclosure controls and procedures, internal controls over financial reporting, and other procedures and policies in a timely manner, if at all;
•inability to realize the anticipated benefits of or successfully integrate with our existing business the businesses, products, technologies, or personnel;
•failure to appropriately and holistically identify all the problems, liabilities, risks, or other challenges of any transaction, technology or solution at the time of closing;
•changes in tax laws, tax treaties, regulations or interpretations thereof;
•known and unknown liabilities including contract, tax, regulatory or other legal, and other obligations incurred or fines or penalties, for which indemnity obligations, escrow arrangements or insurance may not be available or may not be sufficient to provide coverage; and
•potential post-closing disputes.
As part of pursuing an acquisition or other transaction, we may also significantly revise our capital structure or operational budget, including through issuing common stock that would dilute the ownership percentage of our stockholders, assuming or incurring liabilities or debt, utilizing a substantial portion of our cash resources to pay for the acquisition, or significantly increasing operating expenses. In addition, our effective tax rate in any particular quarter may also be impacted by acquisitions or other transactions. Following the closing of an acquisition or other transaction, we may also have disputes with the seller, counterparty or regulators regarding contractual requirements and covenants, purchase price adjustments, contingent payments, regulatory restrictions or indemnifiable losses. Any such disputes may be time consuming and distract management from other aspects of our business. In addition, if we increase the pace or size of transactions, we will have to expend significant management time and effort into the transactions and integrations, and we may not have the proper human resources bandwidth to ensure successful integrations and accordingly, our business could be harmed or the benefits of transactions we pursue may not be realized. Any of the foregoing can have a material adverse impact on our business, results of operations, stock price, or financial condition.
Risks Related to Our Financial Condition and Liquidity
We may not be able to obtain letters of credit, surety bonds, or other financial assurances for our projects, if and when needed on favorable terms, if at all, and we may not have sufficient liquidity to satisfy any indemnification obligations thereunder.
Certain of our projects require that we issue letters of credit, surety bonds, or other financial assurances to our customers in order to secure advance payments or guarantee performance under our contracts. Our continued ability to obtain surety bonds, letters of credit, or other financial assurances will depend on our capitalization, working capital, and financial performance. Our ability to issue letters of credit is dependent upon the availability of adequate credit issued by our banks and could be negatively impacted by our compliance with our financial covenants under our current credit agreement and any future debt agreements. Future compliance with such financial covenants may be affected by factors beyond our control, including general or industry-specific economic downturns. With respect to letters of credit under our 2024 Revolver (as defined in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—2024 Revolver”), any advance in the event of non-performance under a contract would become a direct obligation of ours and would reduce our cash. With respect to surety bonds, payments by a surety pursuant to a bond in the event of non-performance are subject to reimbursement to the surety by us under a general indemnity agreement. Such indemnification obligations may include the face amount of the surety bond, or portions thereof, as well as other reimbursable items such as interest and certain investigative expenses and legal fees of the surety. Such indemnification obligations would require us to use our cash, cash equivalents or short-term investments, and we may not have sufficient liquidity to satisfy such indemnification obligations. When a contract is complete, the contingent obligation terminates, and letters of credit, surety bonds, or other financial assurances are returned and terminated. Necessary letters of credit, bonding capacity, or other financial assurances may not be available to support all, or any, future project requirements and we may not have sufficient liquidity to satisfy any future indemnification obligations relating to these surety bonds.
Our relatively limited operating and revenue history as an independent entity and the endlessly evolving clean energy industry in which we operate makes evaluating our business and future prospects difficult.
We were established in January 2018 as a joint venture between Siemens and AES. Since then, we have continued to evolve, grow, and expand our business and operations, completing our IPO in the first quarter of our fiscal year 2022. We have a relatively limited history operating our business and generating revenue as an independent entity after the time of our IPO, and therefore a limited history upon which you can base an investment decision. Our prospects must be considered in light of the risks by companies in the earlier stages of development, especially those in newer and rapidly evolving industries. Our ability to plan for future operations, predict future results of operations, and plan for and model future growth in revenue, costs and expenses, order intake and backlog, and other prospects is subject to significant risk and uncertainty as compared to companies with longer and more consistent operating histories and in more stable macroeconomic environments and industries.
Our potential future growth in a nascent and rapidly-evolving industry is dependent on a number of factors, including rising demand for clean electric power solutions that can provide electric power with lower carbon emissions and replacement of conventional generation sources, the adoption speed of digital software applications to modernize the efficiency of power assets and the electric grid, and regulatory regimes that incentivize the use of clean energy and energy storage. Among other renewable energy market trends, we have seen and expect to continue to see our business results be driven by declines in the cost of generation of renewable power, decreases in the cost of manufacturing battery modules and cells, customer needs for energy storage products and related services and digital applications, commercial and legal, and in some jurisdictions political pressure for the reduced use of and reliance on fossil fuels and electric power generation that relies on fossil or other non-renewable fuels, regulatory and governmental incentives towards reduced use of fossil fuels and increased use of renewable energy and energy storage solutions, including through the IRA and OBBBA, and a rapidly growing and evolving global energy storage market driven by increasing demand from C&I customers, IPPs, developers, utilities, and grid operators. Additionally, we are seeing an increase in demand for electricity in multiple markets in response to transformations in technologies like AI, data center expansion, new domestic manufacturing, and electrification in different sectors, some of which are rapidly evolving. However, predicting future revenues and appropriately forecasting and budgeting for our expenses is difficult, and we have limited insight into trends or economic conditions that may emerge and take hold and materially affect our business. Our future operations and growth strategy is therefore subject to all of the risks inherent in light of the expenses, difficulties, complications, and delays frequently encountered in connection with the growth of a business in a nascent industry, as well as those that are specific to our business in particular as which are further described herein.
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
We may increase our expenses in the future and we may not be able to achieve or maintain prolonged profitability.
Except for fiscal year 2024, we have historically incurred net losses, including in fiscal year 2025, on an annual basis since our inception. We expect our aggregate costs will increase in the foreseeable future as we continue to invest in increasing our customer base, expanding our operations, investing in research and development of our products and solutions, and operating as a public company, which in turn, may impact our ability to achieve, maintain, or increase profitability. These efforts have in the past been more expensive than anticipated and may prove more expensive than we currently anticipate, and we have not and may not succeed in increasing our revenue sufficiently to offset higher than anticipated expenses. We may not achieve profitability in any given period and our relatively limited operating history as an independent entity may make it difficult for you to evaluate our current business and our future prospects. Operating results for future periods are subject to a number of uncertainties and risks and we cannot assure you that we will maintain, achieve, or increase prolonged profitability. Our ability to maintain, achieve, or increase prolonged profitability in the future depends on a number of factors, including, but not limited to, customer acceptance of our energy storage solutions, services, and digital applications, our ability to obtain components from suppliers on cost-effective terms and on a timely basis, our ability to timely and effectively ramp up production as the Company continues to grow, our ability to maintain and grow our market share and effectively compete against others in the industry, and favorable regulatory conditions, as well as our ability to effectively manage our operating and capital expenditures.
We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in new and rapidly changing industries. We expect our operating expenses to continue to increase over the next several years as we continue to hire additional personnel, expand our operations and infrastructure, and continue to expand to reach more customers. Further, we may encounter unforeseen operating expenses, difficulties, complications, delays, and other factors as we expand our business and execute our business plans, including, but not limited to, factors relating to macroeconomic uncertainties and market conditions, supply chain disruptions, contract manufacturing delays, and enactment of new government policies and regulations, which may result in losses or a failure to generate profitable growth in future periods. If our growth rate were to decline significantly or become negative in the future, it could adversely affect our future financial condition and results of operations.
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
Information about our pipeline and contracted backlog included in this Annual Report and our other public disclosures is based on numerous assumptions and limitations, calculated using our internal data which may not provide an accurate indication of our future or expected results as we cannot guarantee that our pipeline or contracted backlog will result in actual revenue in the originally anticipated period, if at all, or will result in meaningful revenue or profitability. Our customers operate in an evolving, nascent industry and have based their commitments to us on assumptions about future energy prices, demand levels, and current and anticipated regulatory regimes and tax incentives, including those currently anticipated under the IRA and OBBBA, among other factors. Further, certain customers may need to obtain financing to fulfill their commitments to us. If the market does not grow as expected, the regulatory environment changes, including potential changes to tariffs or other trade restrictions or to the IRA and OBBBA, or customers fail to obtain and maintain necessary levels of financial backing, our pipeline may be adversely affected and customers may fail to satisfy their minimum purchase commitments to us, causing us to fail to realize our anticipated pipeline or contracted backlog. Furthermore, our pipeline or contracted backlog may not generate margins equal to historical operating results or to the expected level guided to by management. Our customers may experience delays that could result in project delays or cancelled orders as a result of external market factors and economic or other factors beyond our or their control. If our pipeline or contracted backlog fails to result in revenue or margins as anticipated or in a timely manner, we could experience a reduction in revenue, profitability, and liquidity.
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
•expand our geographic reach;
•commercialize our new products; and
•acquire companies, assets, and license products or intellectual property or enter into other strategic transactions.

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
The Company enters into contracts for energy storage projects globally, which may be denominated in foreign currencies, such as the Euro, the Pound, the Australian Dollar, and the Canadian Dollar, and are therefore subject to fluctuations due to changes in foreign currency exchange rates. In particular, geopolitical instability and fiscal and monetary policies have caused in the past, and may in the future cause, significant volatility in currency exchange rates. If our exposure to currency fluctuations increases and we are not able to successfully hedge against all, if any, of the risks associated with currency fluctuations, our operating results could be adversely affected. Furthermore, such currency fluctuations may also adversely impact our ability to accurately predict our future financial results. Therefore, from time to time, we seek to manage our exposure to foreign currency risk relating to these cash flow projects through entering into different types of hedging arrangements designed to reduce such risk exposure. Our hedging activities may not successfully reduce our risk exposure. In addition, there may be unforeseen events affecting our business that could lead us to be long in positions that we did not anticipate when such hedging transactions were put into place which in turn could lead to adverse effects on our financial position.

Risks Related to the Clean Energy Industry

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

Many factors may influence the widespread adoption of renewable energy generation and demand for our offerings, including, but not limited to, the cost-effectiveness of renewable energy technologies as compared with conventional and competitive technologies, the performance and reliability of renewable energy products as compared with conventional and non-renewable products, fluctuations in economic and market conditions that impact the viability of conventional and competitive alternative energy sources, increases or decreases in the prices of oil, coal and natural gas, continued deregulation of the electric power industry and broader energy industry, policy priorities of different political administrations at the international, federal, state and local level, including the scope of governmental regulations regarding renewable energy generation as well as government regulations regarding oil, coal and natural gas, and the availability or effectiveness of government subsidies and incentives, including from the IRA and OBBBA. The growth of renewable energy generation is relevant to the demand for energy storage because increases in intermittent solar and wind power in many jurisdictions have spurred the demand for energy storage to help maintain reliability and support the integration of solar and wind power into the electrical grid. Additionally, the growth of conventional energy generation and steeply rising electricity demand, particularly from large electricity loads, including AI data centers which often have 99.999% reliability requirements has, independently from renewable energy generation, spurred increasing demand for energy storage. This is because energy storage can be charged by all electricity power generation resources, can discharge the power to serve electricity loads within milliseconds, and can serve as a transmission asset.

The growth and profitability of our business is largely dependent upon the continued decline in the overall cost of battery energy storage. Over the last decade the cost of battery storage products, particularly lithium-ion based battery storage products, have declined significantly. This lower cost has been driven by advances in battery technology, maturation of the battery supply chain, the scale of battery production by the leading manufacturers, and other factors. The growth of sales of our energy storage solutions and related services is dependent upon the continued decrease in the price and efficiency of battery storage products of our component OEM suppliers. In fiscal year 2022, we saw lithium-ion battery prices increase for the first time and as a result, we had to evolve and adopt a different contracting strategy to ensure preservation of margin in such instance but since then, battery prices have decreased during fiscal years 2023 through 2025. If for any reason going forward our component OEM suppliers are unable to continue to reduce the price of their components, including, but not limited to batteries, our business and financial condition may be negatively impacted. Additionally, we believe the growth and profitability of our business is increasingly reliant on U.S. domestic supply chains that are still in the early stages of commercial operations. Delays in the construction and ramp up of these U.S. domestic supply chains and U.S. manufacturing or unanticipated increased costs relating to such supply chains could cause delays to our projects and could result in lower sales, profitability, and potentially canceled contracts. This could harm our relationships with our customers if projects are delayed. In addition, such delays in construction and ramp up of the U.S. domestic supply chains has caused and may in the future adversely impact our results of operations.

If the estimates and assumptions we use to determine the size of our total addressable market are inaccurate, our future growth rate may be affected, and the potential growth of our business could be limited.

Market estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate. Even if the markets in which we compete meet our size estimates and forecasted growth, our business could fail to grow at similar rates, if at all. The assumptions relating to our market opportunities include, but are not limited to, the following:(i) the global transition toward renewable energy, (ii) heightened focus on grid resilience, (iii) declining lithium-ion battery prices, (iv) increased electricity demand, and (v) supportive regulatory frameworks. Our market opportunities are also based on the assumption that our existing and future offerings will be more attractive to our customers and potential customers than competing products and services. If these assumptions prove inaccurate, our business, financial condition, and results of operations could be adversely affected. For more information regarding our estimates of market opportunity and the forecasts of market growth included herein, see the section entitled Part I, Item 1. “Business.”

Macroeconomic uncertainty and market conditions may adversely affect our industry, business, and financial results.
Our business depends on the overall demand for our solutions, services, and digital application offerings and on the economic health and willingness of our customers and potential customers to make capital commitments to purchase our energy storage solutions, services, and digital applications. Macroeconomic or market uncertainty, including increased interest rates, high inflation, trade restrictions or other policies, or expectations regarding future interest rate cuts by the U.S. Federal Reserve, may cause, and has caused, customers to delay purchasing our energy storage solutions and services or not purchase at all.
Macroeconomic uncertainty or weakness could result in:
•reduced demand for our solutions, services, and digital offerings as a result of constraints on spending by our customers or changes in contracting behavior by customers;
•decreased ability to forecast operating results and make decisions about budgeting, planning, and future investments;
•business and financial difficulties faced by our suppliers, distributors or our contract manufacturers, including impacts to material costs, sales, liquidity levels, ability to continue investing in their businesses, ability to import or export goods, ability to meet development commitments, and manufacturing capability;
•increased overhead and production costs as a percentage of revenue; and
•reductions in anticipated order intake and pipeline and other operating metrics.

In addition, adverse economic conditions may increase in likelihood, magnitude, or duration of the impact of certain other risks associated with our business, discussed herein.

An increase in interest rates or a reduction in the availability of tax equity, project debt capital, or project financing in the global financial markets could make it difficult for customers to finance the cost of a battery energy storage system and could reduce the demand for our energy storage solutions.

Many end users depend on financing to fund the initial capital expenditure required to purchase our energy storage solutions as a result of the significant up-front costs. Customers’ ability to attract third-party financing depends on many factors that are outside of our control, including the ability of third parties to utilize tax credits and other government incentives, including under the IRA and OBBBA, interest rate and/or currency exchange fluctuations, their perceived creditworthiness as well as the Company’s perceived financial stability, and the condition of credit markets generally. As a result, an increase in interest rates or a reduction in the supply of project debt, project finance, or tax equity financing could reduce the number of customer projects that receive financing or otherwise make it difficult for our customers or their customers to secure the financing necessary to construct a renewable energy system on favorable terms, or at all, and thus lower demand for our products, which could limit our growth or reduce our net sales. In addition, we believe that a significant percentage of end-users construct renewable energy storage systems as an investment, funding a significant portion of the initial capital expenditure with financing from third parties. An increase in interest rates could lower an investor’s return on investment, increase equity requirements, or make alternative investments more attractive relative to our energy storage solutions and, in each case, could cause these end users to seek alternative investments, which would have an adverse impact to our business and results of operations.
The economic benefit of our offerings to our customers depends on the cost of energy and capacity, as well as its availability from alternative sources, including existing infrastructure and /or new natural gas power plants.

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
Increasing attention to, and evolving expectations regarding, ESG matters may impact the clean energy industry as well as our business and reputation.
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
We expect there will likely be increasing levels of regulation, disclosure-related and otherwise, with respect to ESG matters, as well as potential opposition to certain ESG matters. For example, various policymakers, such as the European Union and the State of California (e.g., California’s Climate Corporate Data Accountability Act (SB 253) and the Climate-Related Financial Risk Act (SB 261)), have adopted, or are considering adopting rules which will require companies to provide additional disclosures or take other actions related to sustainability, whereas other policymakers have restricted or are considering restricting the application of ESG-related disclosures. However, these requirements and policy decisions are not uniform, which can increase the cost and complexity of compliance and associated risks. Simultaneously, there are efforts by some stakeholders to reduce companies’ efforts on certain ESG-related matters. Both advocates and opponents to certain ESG matters are increasingly resorting to a range of activism forms, including media campaigns and litigation, to advance their perspectives. To the extent we are subject to such activism, it may require us to incur costs or otherwise adversely impact our business. This and other stakeholder expectations will likely lead to increased costs as well as scrutiny that could heighten all of the risks identified in this risk factor. Additionally, many of our customers and suppliers are subject to similar expectations, which may augment or create additional risks, including risks that may not be known to us.

Risks Related to Our Intellectual Property and Technology
If we are unable to obtain, maintain, and enforce adequate protection for our intellectual property or if the scope of our intellectual property protection is not sufficiently broad, others may be able to develop, commercialize, and/or receive patents for technology and intellectual property substantially similar to ours, and our ability to successfully commercialize our technology or intellectual property may be adversely affected.
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
Additionally, monitoring unauthorized use of our intellectual property is cumbersome and costly and any steps taken to prevent misappropriation may not be successful. In the future, we may seek to enforce our rights against potential infringers, however, the steps we have taken to protect our intellectual property rights still may not prevent actual infringement or misappropriation of our intellectual property. We may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. We may also have to resort to litigation to enforce our intellectual property rights, which could result in substantial costs and diversion of our resources.
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
Any claim that we have violated intellectual property or other proprietary rights of third parties, with or without merit, and whether or not it results in litigation, settlement out of court, or is determined in our favor, could be time-consuming and costly to address and resolve, and could divert the time and attention of management and technical personnel from our business and the day-to-day operations. Furthermore, an adverse outcome of a dispute may result in an injunction and could require us to pay substantial monetary damages, including treble damages and attorneys’ fees, if we are found to have infringed a party’s intellectual property rights. Any settlement or adverse judgment resulting from such a claim could require us to enter into a licensing agreement to continue using the technology, content, or other intellectual property that is the subject of the claim; restrict or prohibit our use of such technology, content, or other intellectual property; require us to expend significant resources to redesign our technology or solutions; and require us to indemnify third parties. Royalty or licensing agreements, if required or desirable, may require significant royalty payments and other expenditures, or, they may be unavailable on commercially reasonable terms that are acceptable to us, or at all. We may also be required to develop alternative non-infringing technology, which could require significant time and expense and diversion of resources. We may not be able to develop or license suitable alternative technology, content, or other intellectual property to permit us to continue offering the affected technology, content, or services to our customers. If we cannot develop or license technology for any allegedly infringing aspect of our business, we would be forced to limit our offerings and may be unable to compete as effectively, if at all. Any of these events could materially harm our business, financial condition, and results of operations.
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
Our pending patent applications may not issue as patents. Even if our patent applications result in issued patents, these patents may be contested, circumvented, or invalidated in the future. In addition, the rights granted under any issued patents may not provide us with adequate or complete protection or competitive advantages that we anticipate against competitors or other third parties. The claims under any patents that issue from our patent applications may not be broad enough to prevent others from developing competing technologies that are similar or that achieve results similar to ours. The intellectual property rights of others could also bar us from licensing and exploiting any patents that issue from our pending applications. There are a number of patents and pending patent applications owned by competitors that exist in the fields in which we have developed and are developing our technology. These existing patents and patent applications might have priority over our patent applications and could subject our patents to invalidation or our patent applications to rejection. Finally, in addition to patents with an earlier priority date and patent applications that were filed before our patent applications that may affect the likelihood of issuance of patents we are seeking, any of our existing or future patents may also be challenged by others on grounds that may render our patent applications or issued patents invalid or unenforceable. In addition, patents issued to us may be infringed upon or designed around by others which may adversely affect our business, prospects, and operating results.
Our business depends on our ability to implement improvements to and properly maintain and protect the continuous operation and data integrity of our technology infrastructure, data and other business systems and the inability to do so may have a material adverse effect on our reputation and harm our business prospects, financial conditions, and operating results.
Our business is highly dependent on maintaining effective information and operational technology systems as well as the integrity of the data we use to serve our customers and operate our business. Because of the large amount of data that we collect and manage, it is possible that hardware failures or errors in our systems could result in data loss or corruption or cause the information that we collect to be incomplete or contain inaccuracies that our customers or other parties may regard as significant. If our data were found to be inaccurate or unreliable due to fraud or other error, or if we, or any of the third-party service providers we engage, were to fail to maintain information systems and data integrity effectively, we could experience operational disruptions that may impact our operations and hinder our ability to provide services, establish appropriate pricing, establish reserves, report financial results timely and accurately and maintain regulatory compliance, among other things. If any such failure of our information technology systems or data integrity were to result in the theft, corruption or other harm to the data or operations of our customers, our ability to retain and attract customers may be harmed.
We must continue to invest in long-term solutions that will enable us to anticipate customer needs and expectations, enhance the customer experience, act as a differentiator in the market, and protect against cybersecurity risks and threats. Despite implementation of reasonable security measures designed to prevent cybersecurity risks and threats, we are vulnerable to potential harm and damages from computer viruses, natural disasters, fire, power loss, telecommunications failures, personnel misconduct or theft, human error, unauthorized access, physical or electronic security breaches, cyber-attacks (including malicious and destructive code, misconfigurations, “bugs” or other vulnerabilities in commercial software that is integrated into our (or our suppliers’) IT systems, products, or services, social engineering attacks, phishing attacks, ransomware, and denial of service attacks), and other similar disruptions and incidents. Such harm, damages, attacks, security breaches or disruptions may be perpetrated by bad actors internally or externally (including computer hackers, persons involved with organized crime, or foreign state or foreign state-supported actors) and create risks that threaten the confidentiality, integrity, and availability for our (as well as our suppliers’ and our customers’) internal networks, IT infrastructure, and other business systems and the data and information they store and process. Additionally, we are unable to comprehensively apply patches or confirm that measures are in place to mitigate all such vulnerabilities, or that patches will be applied before vulnerabilities are exploited by a threat actor. Cybersecurity threat actors employ a wide variety of methods and techniques that are constantly evolving, increasingly sophisticated, and difficult to detect and successfully defend against, including artificial intelligence that circumvent security controls, evade detection and remove forensic evidence. Geopolitical tensions or conflicts, such as Russia’s invasion of Ukraine, and heightened tensions in the Middle East, may further heighten the risk of cyber-attacks. We have experienced such cybersecurity incidents in the past, and any future incidents could expose us to claims, litigation, regulatory or other governmental investigations, administrative fines, and potential liability. Moreover, while we have implemented remedial measures in response to such incidents, we cannot guarantee that such measures will prevent all incidents in the future. Any system failure, accident, or security breach could result in disruptions to our operations. A material breach in the security of our IT systems could include the theft of our trade secrets, customer information, human resources information, or other confidential data, including but not limited to personal information. Material breaches could also include denial of service attacks resulting in disruption to our or our supplier’s supply chain systems, or targeted attacks against the control plane of remotely serviced battery energy storage systems within our customers’ environments, resulting in operational disruption to energy storage or physical damage to batteries.
Although past incidents have not had a material effect on our business operations or financial performance, to the extent that any disruption or security breach results in the compromise of the control plane of one or more of our serviced customer sites, or a loss or damage to our data, or an inadvertent disclosure of confidential, proprietary personal, or customer information, it could cause significant damage to our reputation, affect our relationships with our customers and strategic partners, lead to claims against us from governments and private plaintiffs (including class actions), and adversely affect our business. We cannot guarantee that future cyberattacks and cybersecurity incidents, if successful, will not have a material effect on our business or financial results.
In 2023, the SEC issued final rules related to cybersecurity risk management, strategy governance, and incident disclosure, which further increased our regulatory burden and the cost of compliance. In addition, many governments have enacted laws requiring companies to provide notice of cyber incidents involving certain types of data, including personal information. For example, laws in all 50 U.S. states and in the EU and UK may require businesses to notify regulators and/or individuals whose personal information has been impacted as a result of a data breach or security incident. Complying with such numerous and complex regulations in the event of a data breach or security incident would be expensive and difficult, and failure to comply with these regulations could subject us to regulatory scrutiny and additional liability. These laws may be subject to alterations and revisions, and if we fail to comply with our obligations under such laws in the jurisdictions in which we operate, we could be subject to regulatory action and lawsuits (including class actions). We may also have other obligations, for example, under contracts, to notify customers or other counterparties of a security incident, including a data breach. Regardless of our contractual protections, if an actual or perceived cybersecurity breach of security measures, unauthorized access to our system or the systems of the third-party vendors that we rely upon, or any other cybersecurity threat occurs, we may incur liability, costs, or damages, contract termination, our reputation may be compromised, our ability to attract new customers could be negatively affected, and our business, financial condition, and results of operations could be materially and adversely affected. Any compromise of our security could also result in a violation of applicable domestic and foreign security, privacy or data protection, consumer protection, and other laws, regulatory or other governmental investigations, enforcement actions, and legal and financial exposure, including potential contractual liability. In addition, we may be required to incur significant costs to protect against and remediate damage caused by these disruptions or security breaches in the future. While we carry cyber insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on commercially reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim.

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
If we fail to comply with our obligations under license or technology agreements with third parties, including AES and Siemens, we may be required to pay damages, and we could lose license rights that are critical to our business.

We license certain intellectual property, including patents, technologies, and software from third parties and related parties, including AES and Siemens, that are important to our business, and in the future, we may enter into additional agreements that provide us with licenses to valuable intellectual property or technology. If we fail to comply with any of the obligations under our license agreements, we may be required to pay damages and the licensor may have the right to terminate the license. Termination by the licensor would cause us to lose valuable rights, and could prevent us from selling our products and services, or adversely impact our ability to commercialize current and future solutions and services. Our business would suffer if any current or future licenses terminate, if the licensors fail to abide by the terms of the license, if the licensors fail to enforce licensed patents against infringing third parties, if the licensed intellectual property is found to be invalid or unenforceable, if the licensed intellectual property expires or if we are unable to enter into necessary licenses on acceptable terms. In addition, our rights to certain intellectual property, technologies, and software, are licensed to us on a non-exclusive basis. The owners of these non-exclusively licensed technologies are therefore free to license them to third parties, including our competitors, on terms that may be superior to those offered to us, which could place us at a competitive disadvantage. For example, because certain of our rights are licensed from AES and Siemens, changes in their licensing posture, priorities, or support could limit or alter our access to technology critical to our offerings and could have a material adverse effect on our business and results of operations. Moreover, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights. In addition, the agreements under which we license intellectual property or technology from third parties are generally complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement. Any of the foregoing could harm our competitive position, business, financial condition, results of operations, and prospects.
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
From time to time, our systems require modifications and updates, including by adding new hardware, software, and applications, maintaining, updating, or replacing legacy programs, and integrating new service providers and adding enhanced or new functionality. There are inherent risks associated with modifying or replacing systems, and with new or changed relationships, including accurately capturing and maintaining data, realizing the expected benefit of the change, and managing the potential disruption of the operation of the systems as the changes are implemented. Potential issues associated with implementation of these technology initiatives has previously and could in the future reduce the efficiency of our operations in the short term. The efficient operation and successful growth of our business depends upon functional and efficient systems, including our financial, information technology, operating, and other systems. The failure of our systems and related third-party systems we rely on to perform as designed, or our failure to implement and operate them effectively, could disrupt our business or subject us to liability and thereby may have a material adverse effect on our business, financial condition, results of operations, and prospects.

We utilize AI technologies in connection with our business, which may expose us to operational, reputational and/or other risks.

We use AI, machine learning, and automated decision-making technologies, including proprietary AI and machine learning algorithms and models, (collectively, “AI Technologies”) throughout our business, and are making significant investments in this area. For example, we use AI Technologies in connection with our proprietary cloud-based software products, Fluence Mosaic and Fluence Nispera. See Part I, Item 1. “Our Products and Services” for a description of these digital application offerings. As with many technological innovations, there are significant risks involved in developing, maintaining and deploying these technologies and there can be no assurance that the usage of or our investments in such technologies will always enhance our products or services or be beneficial to our business, including our efficiency or profitability.

With respect to our products or services that incorporate AI Technologies, the market for such products and services is rapidly evolving and important assumptions about the characteristics of targeted markets, pricing, sales cycles, cost, performance, and perceived value associated with our services or products may be inaccurate. We cannot be sure that the market will continue to grow or that it will grow in ways we anticipate. In addition, market acceptance and consumer perceptions of products and services that incorporate AI Technologies is uncertain. Our failure to successfully develop and commercialize our products or services involving AI Technologies could depress the market price of our stock and impair our ability to: raise capital; expand our business; provide, improve and diversify our product offerings; continue our operations and efficiently manage our operating expenses; and respond effectively to competitive developments.

In addition to our proprietary AI Technologies, we use AI Technologies licensed from third parties in our technologies and our ability to continue to use such technologies at the scale we need may be dependent on access to specific third-party software and infrastructure. We cannot control the availability or pricing of such third-party AI Technologies, especially in a highly competitive environment, and we may be unable to negotiate favorable economic terms with the applicable providers. If any such third-party AI Technologies become incompatible with our solutions or unavailable for use, or if the providers of such models unfavorably change the terms on which their AI Technologies are offered or terminate their relationship with us, our solutions may become less appealing to our customers and our business will be harmed. In addition, to the extent any third party AI Technologies are used as a hosted service, any disruption, outage, or loss of information through such hosted services could disrupt our operations or solutions, damage our reputation, cause a loss of confidence in our solutions, or result in legal claims or proceedings, for which we may be unable to recover damages from the affected provider.

A number of aspects of intellectual property protection in the field of AI and machine learning are currently under development, and there is uncertainty and ongoing litigation in different jurisdictions as to the degree and extent of protection warranted for AI and machine learning systems and relevant system input and outputs. The law is also uncertain across jurisdictions regarding the copyright ownership of content that is produced in whole or in part by generative AI tools. If we fail to obtain protection for the intellectual property rights concerning our AI Technologies, or later have our intellectual property rights invalidated or otherwise diminished, our competitors may be able to take advantage of our research and development efforts to develop competing products which could adversely affect our business, reputation and financial condition.

We may use AI Technologies, including tools provided by third parties, to develop or assist in the development of our own software code. While use of such tools makes our development process more efficient, AI Technologies have sometimes generated content that is “substantially similar” to proprietary or open source code on which the AI tool was trained. If the AI Technologies we use generate code that is too similar to other proprietary code, or to software processes that are protected by patent, we could be subject to intellectual property infringement claims. We may also not be able to anticipate and detect security vulnerabilities in such AI generated software code. If our tools generate code that is too similar to open source code, we risk losing protection of our own proprietary code that is commingled with such code. Finally, to the extent we use third-party AI Technologies to develop software code, the terms of use of these tools may state that the third-party provider retains rights in the generated code.
Risk Factors Related to Legal, Regulatory, and Compliance Matters
Changes in tax laws or regulations could materially adversely affect our business, financial condition, results of operations, and prospects.
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
Governmental agencies in the jurisdictions in which we and our affiliates do business, as well as the Organization for Economic Cooperation and Development (the “OECD”), have focused on issues related to the taxation of multinational business, including issues relating to “base erosion and profit shifting,” where profits are reported as earned for tax purposes in relatively low-tax jurisdictions or payments are made between affiliates in jurisdictions with different tax rates. The OECD has released several components of its comprehensive plan to create an agreed set of international rules for addressing base erosion and profit shifting, and governmental authorities from various jurisdictions (including the United States) continue to discuss potential legislation and other reforms, including proposals for global minimum tax rates. For example, the OECD agreed to a two-pillar approach to global taxation focusing on global profit allocation, referred to as Pillar One, and a global minimum corporate tax rate, referred to as Pillar Two. In December 2022, the EU agreed to implement the OECD’s global minimum corporate tax rate of 15% under Pillar Two, with a subset of the rules effective for tax periods beginning after January 2024, and the remaining rules becoming effective for tax periods beginning after January 2025, or in later periods. As this framework is subject to further negotiation and implementation by each member country, particularly Fluence’s headquarter country, the United States, the timing and ultimate impact of any such changes on our tax obligations is uncertain.
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
In particular, in the United States, there have been multiple significant changes recently proposed or enacted to the taxation of business entities (including the passing of the IRA and subsequent issuance of guidance thereto as well as the OBBBA), including, among other things, implementing a 15% corporate minimum tax on book income of certain large corporations, a 1% excise tax on net stock repurchases after December 31, 2022, and several tax incentives to promote clean energy (as well as subsequent revisions to those incentives). We are still evaluating the impact these IRA-related tax incentives, the guidance thereto and the OBBBA may have on our financial results. Additionally, we are currently unable to predict whether other proposed changes to tax laws will be enacted and, if so, when they would be effective or the ultimate impact on us or our business. To the extent that such changes have a negative impact on us or our business, these changes may materially and adversely impact our business, financial condition, and results of operations.
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
In addition, there is an ongoing dispute regarding how to calculate the maximum net power production capacity for qualifying facilities under PURPA. Historically, FERC has looked at a facility’s net output, rather than total nameplate capability of a facility for purposes of PURPA eligibility. On appeal from a 2021 FERC order, the United States Court of Appeals for the D.C. Circuit upheld FERC’s approach to calculating capacity for PURPA eligibility, relying on Chevron deference, whereby courts may defer to an administrative agency’s reasonable statutory interpretation. In June 2024, the Supreme Court overturned the Chevron deference doctrine and found that courts should instead rely on their own statutory interpretations. The Supreme Court later directed the D.C. Circuit to reconsider its ruling on FERC’s approach to calculating capacity for PURPA eligibility. On remand, the D.C. Circuit again affirmed FERC’s methodology for determining qualifying facility eligibility under PURPA. However, the petitioners challenging FERC’s methodology may still appeal the D.C. Circuit’s decision. If a different methodology for determining qualifying facility eligibility under PURPA prevails on appeal, facilities that are currently eligible for qualifying facility status or certain exemptions from the Federal Power Act could lose their status or exemptions. This change could also reduce demand for PURPA-eligible products and could harm our business, prospects, financial condition, and results of operations.
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

We are required to comply with federal, state, local, and foreign laws and regulations regarding the protection of the environment, health, and safety. We have in the past and may in the future incur expenses, or be subject to liability, related to the transportation, storage, or disposal of lithium-ion batteries, or other materials used in our products, including potential permitting obligations, operational requirements, or liabilities associated with the generation, handling, transport or disposal of hazardous materials or hazardous wastes, (including new or expanded definitions of hazardous materials or hazardous wastes, such as per- and polyfluoroalkyl substances (“PFAS”)),or associated with air emissions, greenhouse gas emissions, water quality discharges, or other environmental criteria. Adoption of more stringent such laws and regulations in the future, or novel interpretations or increased enforcement of existing laws, could require us to incur substantial costs to come into compliance with these laws and regulations. In addition, violations of, or liabilities under, these laws and regulations may result in restrictions being imposed on our operating activities or in our being subject to adverse publicity, substantial fines, penalties, criminal proceedings, administrative enforcement actions or proceedings, third-party property damage or personal injury claims, cleanup costs, or other costs. Liability under various laws and regulations can be imposed on a joint and several basis and without regard to fault or the legality of the activities giving rise to the claim, including related to past or present contamination of the soil or groundwater associated with leased or owned real property. In addition, future developments such as more aggressive enforcement policies, classification of additional substances as hazardous, or the discovery of presently unknown environmental conditions may require expenditures that could have an adverse effect on our business, financial condition, and results of operations.

Additionally, most existing environmental laws and regulations preceded the introduction of energy storage technology and were adopted to apply to technologies existing at the time, (e.g., large coal, oil, or gas-fired power plants). These laws therefore do not necessarily reflect the realities of new technologies, and as policymakers work to adapt or establish regulatory frameworks or standards that apply to energy storage, we may be subject to various challenges. For example, it is possible that regulators could delay or prevent us from conducting our business in some way pending agreement on, and compliance with, shifting or expanding regulatory requirements. Safety laws and compliance related to energy storage may change over time, including standards related to fire safety and minimizing the risk of starting or being impacted by a fire. Such actions could delay the sale to and installation by customers of energy storage systems, require their modification or replacement, result in fines or trigger claims of performance warranties and defaults under customer contracts. Any of these developments could adversely affect our business, financial performance and reputation.
Any actual or perceived failure to comply with data privacy and data security laws, regulations, industry standards, and other requirements related to the privacy, security, and processing of personal information could have a material adverse effect on our reputation, results of operations, financial condition or have other adverse consequences.
We are subject to various laws, related regulations, industry standards and other requirements involving data privacy and information security. Such laws and regulations relating to data privacy and information security are continuously evolving and subject to potentially differing interpretations. These requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices. As a result, we cannot guarantee that all of our practices have complied in the past, comply now, or that they will fully comply in the future with all such laws, regulations, requirements, and obligations.
In the United States, there are numerous federal and state data privacy and security laws, rules, and regulations governing the collection, use, storage, sharing, transmission, and other processing of data relating to individuals or “personal information”, including federal and state data privacy laws, data breach notification laws, and consumer protection laws. Many state legislatures have adopted legislation that regulates how businesses can process personal information, including measures relating to privacy, and data security. For example, the California Consumer Privacy Act (“CCPA”) as amended by the California Privacy Rights Act, requires businesses that process the personal information of California residents to, among other things: provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt-out of certain disclosures of their personal information; and enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action has increased the likelihood of, and risks associated with, data breach litigation.

The enactment of the CCPA prompted a wave of similar laws in other states in the United States, which creates a patchwork of overlapping but different state laws. Furthermore, other states, such as New York and Massachusetts, have passed specific laws mandating reasonable security measures for the handling of personal information. Similar privacy laws have been considered or passed in other states, and there remains increased interest in regulating data privacy issues at the federal level. Additionally, the Federal Trade Commission continues to actively enforce against unfair or deceptive practices relating to privacy and data security, adding another layer of regulatory exposure at the U.S. federal level.
Collectively, these developments contribute to an increasingly fragmented and complex U.S. regulatory landscape, requiring significant compliance investments and operational adjustments. If we do not timely make such necessary compliance investments and operational adjustments with new and evolving privacy laws, there may be adverse impacts to our business.
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
In addition to the GDPR and UK GDPR, our European operations are also subject to the revised Swiss Federal Act on Data Protection (“nFADP”), effective September 2023, which introduces GDPR-like obligations and enforcement mechanisms. This adds further compliance requirements for our activities in Switzerland and additional costs and potential liability.
We are also subject to evolving EEA and UK privacy laws on cookies, tracking technologies, and e-marketing. Recent European court and regulatory decisions are driving increased attention to cookies and tracking technologies. If the trend of increasing enforcement by regulators of the strict approach to opt-in consent for all but essential use cases, as seen in recent guidance and decisions, continues, and given the complex and evolving nature of EU, EU Member State and UK privacy laws, this may lead to additional costs, require significant systems changes, may lead customers to demand certain standards due to strict privacy laws, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, and subject us to additional liabilities and there can be no assurances that we will be successful in our compliance efforts.
Beyond Europe and the United States, our global operations are also subject to comprehensive privacy frameworks in the Asia-Pacific region, including, but not limited to, the Singapore Personal Data Protection Act (“PDPA”), the Philippines Data Privacy Act of 2012, Japan’s Act on the Protection of Personal Information ((“APPI”), amended in 2022), Australia’s Privacy Act 1988 (currently under reform), India’s Digital Personal Data Protection Act (2023, with phased implementation), and Taiwan’s Personal Data Protection Act. Each of these regimes imposes distinct compliance obligations and regulatory enforcement risks, and failure to comply may result in fines, sanctions, reputational harm, or operational disruption.
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
As we increasingly integrate emerging technologies such as AI and machine learning into our operations, we face the risk associated with compliance of evolving and changing privacy regulations, such as the GDPR's principle of 'privacy by design.' The regulatory framework for AI Technologies is rapidly evolving as many federal, state and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations. Additionally, existing laws and regulations may be interpreted in ways that would affect the operation of our AI Technologies or could be rescinded or amended as new administrations take differing approaches to evolving AI Technologies. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet completely determine the impact future laws, regulations, standards, or market perception of their requirements may have on our business and may not always be able to anticipate how to respond to these laws or regulations. Failure to quickly and appropriately incorporate such evolving regulatory requirements into the design and deployment of new technologies could result in significant compliance challenges, potential regulatory scrutiny, and the potential for increased liability. Furthermore, the rapid pace of technological advancement may outstrip our ability to adapt, thereby exposing us to the risk of operational inefficiencies, legal penalties, and reputational harm.

In particular, the European Union’s AI Act, adopted in 2024, introduces comprehensive new requirements for the design, development, and deployment of AI systems, with extraterritorial reach. Non-compliance could result in significant fines, restrictions on the use of AI technologies, and reputational harm. AI regulation has also been adopted in the United States. For example, Colorado adopted the Colorado AI Act in 2024, which introduces onerous requirements for certain uses of AI. Additionally, California has enacted several AI laws, including laws requiring certain AI providers to implement transparency and safety measures. AI laws have also been passed and are currently being contemplated in numerous other jurisdictions, and AI regulation continues to evolve across multiple jurisdictions, our ability to implement compliant AI solutions in a timely and effective manner will be a critical factor in mitigating future compliance risks. Further, the cost to comply with such laws, regulations, or decisions and/or guidance interpreting existing laws, could be significant and would increase our operating expenses (such as by imposing additional reporting obligations regarding our use of AI Technologies). Such an increase in operating expenses, as well as any actual or perceived failure to comply with such laws and regulations, could adversely affect our business, financial condition and results of operations.
From time to time, we may be subject to legal proceedings, regulatory disputes, and governmental investigations and inquiries that could cause us to incur significant expenses, divert our management’s attention, and materially harm our business, financial condition, and operating results.

We have been and continue to be subject to claims, lawsuits, government investigations, including the ongoing SEC investigation and consolidated securities class action matter, and other regulatory or legal proceedings that arise out of our operations and business and that cover a wide range of matters, including, among others, intellectual property matters, commercial and contract disputes, insurance and property damage claims, labor and employment claims, personal injury claims, product liability claims, environmental claims, fire safety claims, and warranty claims. In addition, since we are marketing and selling our energy storage products in a nascent market, we have in the past needed and may in the future need to seek the amendment of existing regulations or, in some cases, the creation of new regulations, in order to operate our business in some jurisdictions. Such regulatory processes may require public hearings concerning our business, which could expose us to subsequent litigation. Generally, litigation, regulatory proceedings, and government investigations may be protracted and expensive, and may divert management attention and resources and the ultimate results may be difficult to predict. Certain of these matters may include speculative claims for substantial or indeterminate amounts of damages. Any of these actions could expose us to adverse publicity that could harm our reputation and operations and relationships with customers. Unfavorable outcomes or developments relating to proceedings to which we are a party or transactions involving our offerings, such as judgments for monetary damages, injunctions, or denial or revocation of permits, could have a material adverse effect on our business, financial condition, and results of operations. In addition, settlement of claims and outcomes of government investigations could materially adversely also affect our business, financial condition, and results of operations.

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
As of September 30, 2025, we had a total of 131,164,365 shares of Class A common stock outstanding. Of the outstanding shares, 64,996,895 shares held by public investors are freely tradable without restriction or further registration under the Securities Act. Any shares of Class A common stock held by our affiliates are eligible for resale pursuant to Rule 144 under the Securities Act, subject to the volume, manner of sale, holding period and other limitations of Rule 144.

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
In addition, there are outstanding vested options to acquire shares of Class A common stock pursuant to equity incentive awards issued previously pursuant to the 2020 Unit Option Plan of Fluence Energy, LLC (the “Existing Equity Plan”). Finally, we have reserved 9,500,000 shares of Class A common stock for issuance under the Fluence Energy, Inc. 2021 Incentive Award Plan (the “2021 Equity Plan”) and there are 3,011,899 shares still available for grant under the 2021 Equity Plan as of September 30, 2025. Any Class A common stock that we issue under the 2021 Equity Plan or other equity incentive plans that we may adopt in the future as well as exercise of the outstanding options under any of equity plans would be dilutive to Class A common stockholders.
In the future, we may also issue securities in connection with investments, acquisitions, strategic transactions, or capital raising activities, which could constitute a material portion of our then-outstanding shares of Class A common stock. Further in connection with the completion of the IPO, we entered into a Registration Rights Agreement with certain of the Continuing Equity Owners. Any such issuance of additional securities or any exercise of registration rights or the prospect of any such sales, could materially impact the market price of our Class A common stock and could impair our ability to raise capital through future sales of equity securities.
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
As of September 30, 2025, the Continuing Equity Owners control approximately 83.7% of the combined voting power of our common stock through their ownership of both Class A common stock and Class B-1 common stock. The Continuing Equity Owners have the ability to substantially influence our corporate management and affairs through their ownership, including, subject to applicable law, and the voting arrangements, to elect a majority of the members of our board of directors. The directors so elected have the ability to control actions to be taken by our board of directors, including amendments to our amended and restated certificate of incorporation and amended and restated bylaws and approval of significant corporate transactions, including mergers and sales of substantially all of our assets, and, subject to the terms of our indebtedness and applicable rules and regulations, to approve the issuance of additional stock, implement stock repurchase programs, declare dividends and make other decisions. It is possible that the interests of the Continuing Equity Owners may in some circumstances conflict with our interests and the interests of our other stockholders, including you. For example, the Continuing Equity Owners may have different tax positions from us, especially in light of the Tax Receivable Agreement, that could influence our decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when we should terminate the Tax Receivable Agreement and accelerate its obligations thereunder. In addition, the determination of future tax reporting positions and the structuring of future transactions may take into consideration the Continuing Equity Owners’ tax or other considerations, which may differ from the considerations of us or our other stockholders.
Certain of our officers and directors may have actual or potential conflicts of interest because of their positions with our Continuing Equity Owners.
Ricardo Falu, Letitia (“Tish”) Mendoza, Peter Chi-Shun Luk, Axel Meier, John Christopher Shelton, and Simon James Smith serve on our board of directors and are employed by and have retained their positions with AES, Siemens, or QIA, or any of their respective affiliates, as applicable. These individuals’ holdings in and compensation from the relevant Continuing Equity Owners or their affiliates may be significant for some of these persons. Their positions at AES, Siemens, or QIA or their respective affiliates, their compensation from AES, Siemens, or QIA or their respective affiliates, and the ownership of any equity or outstanding equity awards in AES, Siemens, or QIA or their respective affiliates may create the appearance of conflicts of interest when these individuals are faced with decisions that could have different implications for our Continuing Equity Owners than the decisions have for us.
We rely on our access to our Founders’ brands and reputation for establishing and building relationships with customers, and on our strategic relationships with our Founders.
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
In addition, our relationship with our Founders is critical to our business operations and strategic direction. Any decisions they make or changes in their plans regarding their involvement with us, including changes in their strategic priorities, business focus, or investment levels, could materially impact our business operations, financial condition, and growth prospects. As significant stakeholders, their actions could influence our strategic decisions, access to resources, and market perception. Any reduction in their support or changes in their business strategies could adversely affect our business.
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
We may be required to pay additional taxes as a result of partnership audit rules under U.S. federal and other applicable income tax law. Subject to certain exceptions, audit adjustments to items of income, gain, loss, deduction, or credit of a partnership such as Fluence Energy, LLC (and any holder’s share thereof) are determined, and taxes, interest, and penalties attributable thereto, are assessed and collected, at the partnership level. Therefore it is possible that income tax audits could result in Fluence Energy, LLC (or any of its subsidiaries that are or have been treated as partnerships for U.S. federal income tax purposes) being required to pay additional taxes, interest, and penalties as a result of an audit adjustment, and we, as an owner of Fluence Energy, LLC (or as an indirect owner of such other entities), could be required to indirectly bear the economic burden of those taxes, interest, and penalties even if they relate to periods prior to the IPO and even though we may not otherwise have been required to pay additional corporate-level taxes as a result of the related audit adjustment.

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
We are a holding company and have no material assets other than our ownership of LLC Interests. As such, we have no independent means of generating revenue or cash flow, and our ability to pay our taxes and operating expenses or declare and pay dividends in the future, if any, are dependent upon the financial results and cash flows of Fluence Energy, LLC and its subsidiaries and distributions we receive from Fluence Energy, LLC. Fluence Energy, LLC and its subsidiaries may not generate sufficient cash flow to distribute funds to us or that applicable state law and contractual restrictions, including negative covenants in our debt instruments, will permit such distributions. The 2024 Credit Agreement limits, and our future debt agreements may similarly limit, our ability to make certain payments, including dividends and distributions on Fluence Energy, LLC’s equity, Fluence Energy, Inc.’s equity and other restricted payments.
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

Although the timing and extent of future payments could vary significantly under the Tax Receivable Agreement, we anticipate funding ordinary course payments under the Tax Receivable Agreement from cash flow from operations of our subsidiaries, available cash, or available borrowings under any current or future debt agreements. In the future, at a time that is not currently predictable, we expect that the amount of the cash payments we will be required to make under the Tax Receivable Agreement will be substantial. Any payments made by us to the Founders under the Tax Receivable Agreement will not be available for reinvestment in our business and will generally reduce the amount of overall cash flow that might have otherwise been available to us and have a substantial negative impact on our liquidity. Furthermore, our future obligation to make payments under the Tax Receivable Agreement could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that are the subject of the Tax Receivable Agreement. The actual increase in tax basis, and the actual utilization of any resulting tax benefits, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors: including the timing of redemptions of exchanges by the Founders; the price of shares of our Class A common stock at the time of the exchange; the extent to which such redemptions or exchanges are taxable; the amount of gain recognized by such Founders; the amount and timing of the taxable income allocated to us or otherwise generated by us in the future; the portion of our payments under the Tax Receivable Agreement constituting imputed interest; and the federal and state tax rates then applicable.
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
As a result of the foregoing, we would be required to make an immediate cash payment equal to the present value of the anticipated future tax benefits that are the subject of the Tax Receivable Agreement, based on certain assumptions, which payment may be made significantly in advance of the actual realization, if any, of such future tax benefits. We could also be required to make cash payments to the Founders that are greater than the specified percentage of any actual benefits we ultimately realize in respect of the tax benefits that are subject to the Tax Receivable Agreement. In these situations, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring, or preventing certain mergers, asset sales, other forms of business combinations, or other changes of control. We may not be able to fund or finance our obligations under the Tax Receivable Agreement. To the extent we are unable to make timely payments under the Tax Receivable Agreement for any reason, such payments generally will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement resulting in the acceleration of payments due under the Tax Receivable Agreement. We may need to incur debt to finance payments under the Tax Receivable Agreement to the extent our cash resources are insufficient to meet our obligations under the Tax Receivable Agreement as a result of timing discrepancies or otherwise.

We will not be reimbursed for any payments made under the Tax Receivable Agreement in the event that any tax benefits are disallowed.
Payments under the Tax Receivable Agreement will be based on the tax reporting positions that we determine, and the U.S. Internal Revenue Service, or the IRS, or another tax authority, may challenge all or part of the tax basis increases or other tax benefits we claim, as well as other related tax positions we take, and a court could sustain such challenge. If the outcome of any audit of us or our subsidiaries is reasonably expected to adversely affect the rights and obligations of the Founders under the Tax Receivable Agreement in a material respect, then we will notify the Founders of such audit, keep them reasonably informed with respect thereto, provide them with a reasonable opportunity to provide information and other input concerning the audit or the relevant portion thereof and consider such information and other input in good faith. The interests of such Founders in any such challenge may differ from or conflict with our interests and your interests, and the Founders may exercise their rights relating to any such challenge in a manner adverse to our interests and your interests. We will not be reimbursed for any cash payments previously made under the Tax Receivable Agreement in the event that any tax benefits initially claimed by us and for which payment has been made are subsequently challenged by a taxing authority and are ultimately disallowed. Instead, any excess cash payments made by us will be netted against any future cash payments we might otherwise be required to make to the applicable Founder under the terms of the Tax Receivable Agreement. However, we might not determine that we have effectively made an excess cash payment to a Founder for a number of years following the initial time of such payment and, if any of our tax reporting positions are challenged by a taxing authority, we will not be permitted to reduce any future cash payments under the Tax Receivable Agreement until any such challenge is finally settled or determined. Moreover, the excess cash payments we made previously under the Tax Receivable Agreement could be greater than the amount of future cash payments against which we would otherwise be permitted to net such excess. The applicable U.S. federal income tax rules for determining applicable tax benefits we may claim are complex and factual in nature, the IRS or a court may disagree with our tax reporting positions. As a result, payments could be made under the Tax Receivable Agreement significantly in excess of any actual cash tax savings that we realize in respect of the tax attributes that are the subject of the Tax Receivable Agreement.
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
In December 2024, the Company issued $400.0 million aggregate principal amount of 2.25% convertible senior notes due 2030 (the “2030 Convertible Senior Notes”) and as of September 30, 2025, we had approximately $400.0 million of indebtedness outstanding under the 2030 Convertible Senior Notes. Further as of September 30, 2025, we had $194.4 million letters of credit outstanding and no cash borrowings outstanding Under the 2024 Revolver. All borrowings and obligations under the 2024 Revolver will be effectively senior to our obligations under the 2030 Convertible Senior Notes to the extent of the value of the assets securing such borrowings and obligations, and structurally senior to the 2030 Convertible Senior Notes as the 2030 Convertible Senior Notes are not guaranteed by Fluence Energy, LLC, a borrower under the 2024 Revolver.
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
Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our indebtedness, including the 2030 Convertible Senior Notes, and our cash needs may increase in the future. In addition, the 2024 Revolver contains restrictions that limits future indebtedness that we may incur and contains financial and other restrictive covenants that limit our ability to operate our business, raise capital, or make payments under our other indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full.
We conduct all of our operations through our subsidiaries, including Fluence Energy, LLC, and may not be able to receive dividends or other distributions in needed amounts from our subsidiaries; Fluence Energy, Inc. is a holding company.
We conduct all of our operations through our subsidiaries, including Fluence Energy, LLC; Fluence Energy, Inc. is a holding company. Accordingly, payment of interest or repayment of principal on our indebtedness, including the 2030 Convertible Senior Notes, is significantly dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, interest payment on debt they owe to us (including interest payments on the 2.25% Intercompany Subordinated Convertible Note issued by Fluence Energy, LLC to Fluence Energy, Inc., dated December 12, 2024 (the “Intercompany Convertible Note”)), debt repayment, or otherwise. None of our subsidiaries have guaranteed or will guarantee the 2030 Convertible Senior Notes and our subsidiaries will not have any obligation to pay amounts due on the 2030 Convertible Senior Notes or to make funds available for that purpose. Noteholders are not entitled to rights under the Intercompany Convertible Note. Fluence Energy, LLC’s failure to make interest payments thereunder will not itself constitute a default or event of default under the indenture governing the 2030 Convertible Senior Notes. We have pledged our interest in the Intercompany Convertible Note to secure our obligations under the 2024 Revolver, and the Intercompany Convertible Note is subordinated in right of payment to Fluence Energy, LLC’s obligations under the 2024 Revolver and its other indebtedness. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness, including the 2030 Convertible Senior Notes. Each subsidiary is a distinct legal entity, and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. While the agreement governing our 2024 Revolver limits the ability of certain of our subsidiaries to incur restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to qualifications and exceptions. Additionally, the agreement governing our 2024 Revolver limits the ability of Fluence Energy, LLC to pay dividends or make other distributions to us, and substantially limits our ability to prepay or repay the principal amount of the 2030 Convertible Senior Notes with cash, upon conversion, maturity or otherwise. Furthermore, other holders of LLC Interests are entitled to participate pro rata with Fluence Energy, Inc. in dividends from Fluence Energy, LLC. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness, including the 2030 Convertible Senior Notes.
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
We may conduct future offerings of our Class A common stock, preferred stock, or other securities that are convertible into or exercisable for our Class A common stock to finance our operations, fund acquisitions, or for other purposes. The sale of shares of our Class A common stock or other securities that are convertible into or exercisable for our Class A common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our Class A common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. In addition, upon conversion of the 2030 Convertible Senior Notes, we will pay consideration that consists of cash, shares of our Class A common stock, or a combination of cash and shares of our Class A common stock (together with cash in lieu of any fractional shares, if applicable), at our election. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of Class A common stock or other securities. We have also reserved 9,500,000 shares of our Class A common stock for issuance under our 2021 Equity Incentive Plan.
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
In addition, the counterparties and/or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our Class A common stock and/or purchasing or selling our Class A common stock or other securities of ours in secondary market transactions following the pricing of the 2030 Convertible Senior Notes and prior to the maturity of the 2030 Convertible Senior Notes (and are likely to do so (i) during any observation period related to a conversion of the 2030 Convertible Senior Notes or following any redemption or fundamental change repurchase of the 2030 Convertible Senior Notes, (ii) following any other repurchase of the 2030 Convertible Senior Notes if we unwind a corresponding portion of the capped call transactions in connection with such repurchase and (iii) if we otherwise unwind all or a portion of the capped call transactions). This activity could also cause or avoid an increase or a decrease in the market price of our Class A common stock.
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
Risk Factors Related to Accounting Matters
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
In fiscal 2024, we determined that a material weakness in the internal control over revenue recognition existed. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The Company did not consistently apply controls in its revenue recognition process related to the evaluation of contract terms for purposes of determining their impact on when costs are included in the measure of progress. Management enhanced controls over the evaluation of contract terms and placed them into operation in fiscal year 2024 which continued throughout the first quarter of fiscal year 2025. As result of these efforts and our own testing, management concluded the material weakness was remediated as of December 31, 2024.
Any future material weakness in our internal control over financial reporting could result in an increased probability of fraud, the potential loss of customers, litigation from our stockholders, reduction in our ability to obtain financing, and require additional expenditures to remediate. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that could result in loss of investor confidence in the accuracy and completeness of our financial reports and a decline in our stock price, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities.

If we are not able to adhere to the requirements of Section 404 of the Sarbanes-Oxley Act with adequate compliance, our independent registered public accounting firm may issue an adverse opinion due to ineffective internal controls over financial reporting, and we may be subject to sanctions or investigation by regulatory authorities, such as the Nasdaq or SEC. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could negatively affect our results of operations and cash flows.
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

Key elements of our cybersecurity risk management program include but are not limited to: authentication and authorization procedures, employee security awareness training, logging and monitoring procedures, network segmentation requirements, in transit and at rest encryption of certain data we deem sensitive, periodic vulnerability scanning, periodic control validation through penetration testing, periodic phishing attack simulations, production change control requirements, periodic tabletop exercises, and written incident response plans. We also use external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes. We maintain a third-party risk management process for key service providers based on our assessment of their criticality to our operations and respective risk profile.
To date, we are not aware of any risks from known cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect Fluence. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For more information on potential cybersecurity risks, please see Part I, Item 1A “Risk Factors” for the risk factor entitled “Our business depends on our ability to implement improvements to and properly maintain and protect the continuous operation and data integrity of our information technology infrastructure, data, and other business systems and the inability to do so may have a material adverse effect on our reputation and harm our business prospects, financial conditions, and operating results.”
Cybersecurity Governance
Our cybersecurity program and supporting ISMS are governed by our Cybersecurity Steering Committee, which is includes our Chief Information Officer (“CIO”) and is comprised of other members of our management team, including individuals from our finance, supply chain, product, information technology (“IT”), and legal departments. The Cybersecurity Steering Committee convenes quarterly to review the ISMS, identify new material risks and potential treatment plans that are recorded in our cybersecurity risk register, and review the overall health of security key risk indicators, technical key performance indicators, and roadmaps for the expected delivery of new and updated controls.
Cybersecurity oversight and related risk-management activities are currently led by the CIO, who has more than 20 years of experience in information technology, cybersecurity governance, and enterprise-risk management. The CIO has implemented defense-in-depth cybersecurity frameworks and controls aligned with industry standards such as COBIT and ITIL and has regularly reported on cybersecurity risks and mitigation activities to boards of directors and audit committees throughout his career. Management is informed about cybersecurity risks through ongoing monitoring and reporting processes, including real-time incident dashboards, periodic risk assessments, and collaboration with internal and external cybersecurity experts. The CIO provides updates on cybersecurity risks, incident response readiness, and mitigation efforts to executive leadership and Fluence’s board of directors through the Audit Committee as part of the Company’s enterprise-risk-management program.
We have a written cybersecurity incident escalation process overseen by senior leadership, and when senior leadership deems appropriate, a materiality committee is convened comprised of certain members of management who assess whether incidents must be reported to the SEC and/or the appropriate authorities.
While Fluence’s board of directors oversees all enterprise risks, the Audit Committee of our board of directors has primary responsibility for overseeing cybersecurity risks and management’s implementation of our cybersecurity risk management program. The Audit Committee receives quarterly updates from CIO. These updates typically cover topics such as: overview of material cybersecurity incidents that have occurred since the last update, overview of residual cybersecurity risks to our critical business assets, recent investments in our cybersecurity program, and relevant cybersecurity operational metrics. The Audit Committee will report updates regarding cybersecurity to the Board, as it deems appropriate.
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
ITEM 2. PROPERTIES

Our corporate headquarters is in Arlington, Virginia, and consists of approximately 17,000 square feet of office space. We lease our corporate headquarters. We also lease offices or co-working spaces in Alpharetta, Georgia, Mountain View, California, Houston, Texas, Irvine, California, Needham, Massachusetts, Erlangen, Germany, Berlin, Germany, Zurich, Switzerland, Melbourne and Sydney, Australia, Amsterdam, Netherlands, New Delhi and Bengaluru, India, Singapore, London, United Kingdom, Salerno, Italy, Taipei, Taiwan, Minhang District, Shanghai, Tokyo, Japan, and Taguig City, Philippines. Our Erlangen office includes an energy storage testing facility and we have a deployment center in Alamitos, California.

In addition to our office and co-working spaces, we also lease other another facility in East Huntingdon Township, Pennsylvania, which is primarily for product staging and storage and research and development activities.

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
ITEM 3. LEGAL PROCEEDINGS
From time to time, we may be involved in litigation, government investigations, or other regulatory or legal proceedings relating to claims that arise out of our operations and business that cover a wide range of matters, including, but not limited to, securities litigation, intellectual property matters, commercial and contract disputes, insurance and property damage claims, labor and employment claims, personal injury claims, product liability claims, environmental claims, fire safety claims, and warranty claims. Currently, there are no claims or proceedings against us that we believe will have a material adverse effect on our business, financial condition, results of operations, or cash flows. However, the results of any current or future litigation, government investigations, or other regulatory or legal proceedings cannot be predicted with certainty, and regardless of the outcome, we may incur significant costs and experience a diversion of management resources as a result of claims, litigation, government investigations, and other regulatory or legal proceedings.
For a description of our material pending legal contingencies, please see “Note 15 - Commitments and Contingencies”, to the consolidated financial statements included elsewhere in this Annual Report.
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
Holders
As of November 20, 2025, there were 12 stockholders of record of our Class A common stock, one holder of our Class B-1 common stock, and no holders of our Class B-2 common stock. The actual number of holders of our Class A common stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
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
Assuming Fluence Energy, LLC makes distributions out of earnings and profits (other than tax distributions and other distributions to pay expenses) to its members in any given year, we currently expect, subject to the determination of our board of directors, to pay dividends on our Class A common stock out of the portion of such distributions remaining after our payment of taxes, Tax Receivable Agreement payments and expenses, and subject to Delaware law. Our ability to pay dividends has historically been restricted by our then-existing credit agreements and is currently restricted under our 2024 Credit Agreement, and may similarly be restricted by the terms of any future credit agreement or any future debt or preferred equity securities of us or our subsidiaries. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and subject to compliance with contractual restrictions and covenants in the agreements governing our future indebtedness. Any such determination will also depend upon our business prospects, results of operations, financial condition, cash requirements and availability, and other factors that our board of directors may deem relevant.
Securities Authorized for Issuance under Equity Compensation Plans
Information regarding securities authorized for issuance under our equity compensation plans is incorporated herein by reference to Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of Part III of this Annual Report.
Recent Sales of Unregistered Equity Securities

There were no unregistered sales of our equity securities during the fiscal year ended September 30, 2025, that were not otherwise disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.
Issuer Purchases of Equity Securities
None.

Performance Graph

The following graph compares the total stockholder return from October 28, 2021, the date on which our Class A common stock commenced trading on the Nasdaq Global Select Market through September 30, 2025 of (i) our Class A common stock, (ii) the NASDAQ Clean Edge Green Energy Index Fund (QCLN), and (iii) the NASDAQ Composite Index. The stock performance graph assumes an initial investment of $100 on October 28, 2021.

Stock Performance Graph
160.00
140.00
120.00
100.00
80.00
60.00
40.00
20.00
0.00
10-28-21
11-28-21
12-28-21
01-28-22
02-28-22
03-31-22
04-30-22
05-31-22
06-30-22
07-31-22
08-31-22
09-30-22
10-31-22
11-30-22
12-31-22
01-31-23
02-28-23
03-31-23
04-30-23
05-31-23
06-30-23
07-31-23
08-31-23
09-30-23
10-31-23
11-30-23
12-31-23
01-31-24
02-29-24
03-31-24
04-30-24
05-31-24
06-30-24
07-31-24
08-31-24
09-30-24
10-31-24
11-30-24
12-31-24
01-31-25
02-28-25
03-31-25
04-30-25
05-31-25
06-30-25
07-31-25
08-31-25
09-30-25
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
ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations provides information that management believes is relevant to an assessment and understanding of our audited consolidated financial statements and results of operations and should be read in conjunction with the financial statements and related notes included elsewhere in this Annual Report. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various important factors, including those set forth under Part I, Item 1A. “Risk Factors” and the section entitled “Cautionary Statement Regarding Forward-Looking Information” and in other parts of this Annual Report. The discussion of changes in our financial condition and results of operations from the fiscal year ended September 30, 2024 to the fiscal year ended September 30, 2023 is included in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended September 30, 2024 filed with the SEC on November 29, 2024. Our historical results are not necessarily indicative of the results that may be expected for any periods in the future.
Upon the completion of our IPO and a series of organization transactions (collectively with the IPO, the “Transactions”) on November 1, 2021, Fluence Energy, Inc. became a holding company whose sole material assets are the limited liability interests in Fluence Energy, LLC (the “LLC Interests”). All of our business is conducted through Fluence Energy, LLC, together with its subsidiaries, and the financial results of Fluence Energy, LLC are consolidated in our financial statements. Except where the context clearly indicates otherwise, “Fluence,” “we,” “us,” “our” or the “Company” refers to Fluence Energy, Inc. and its wholly owned subsidiaries.
Our fiscal year begins on October 1 and ends on September 30. References to “fiscal year 2023”, “fiscal year 2024” and “fiscal year 2025” refer to the fiscal years ended September 30, 2023, September 30, 2024 and September 30, 2025, respectively.
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
For a description of our material pending legal contingencies, please see “Note 15 - Commitments and Contingencies,” to the audited condensed consolidated financial statements included elsewhere in this Annual Report.

Key Operating Metrics

The following tables present our key operating metrics for the fiscal years ended September 30, 2025 and 2024. The tables below present the metrics in either Gigawatts (GW) or Gigawatt hours (GWh). Our key operating metrics focus on project milestones to measure our performance and designate each project as either “deployed”, “assets under management”, “contracted backlog”, or “pipeline”.

	Fiscal Year Ended September 30,		Change	Change %
	2025	2024
Energy Storage Products
Deployed (GW)	6.8	5.0	1.8	36.0%
Deployed (GWh)	17.8	12.8	5.0	39.1%
Contracted backlog (GW)	9.1	7.5	1.6	21.3%
Pipeline (GW)	35.7	25.8	9.9	38.4%
Pipeline (GWh)	122.0	80.5	41.5	51.6%

(amounts in GW)	Fiscal Year Ended September 30,		Change	Change %
	2025	2024
Service Contracts
Assets under management	5.6	4.3	1.3	30.2%
Contracted backlog	7.0	4.1	2.9	70.7%
Pipeline	29.4	25.6	3.8	14.8%

(amounts in GW)	Fiscal Year Ended September 30,		Change	Change %
	2025	2024
Digital Contracts
Assets under management	22.0	18.3	3.7	20.2%
Contracted backlog	12.1	10.6	1.5	14.2%
Pipeline	63.7	64.5	(0.8)	(1.2%)

The following table presents our order intake for the fiscal years ended September 30, 2025 and 2024. The table is presented in Gigawatts (GW):

(amounts in GW)	Fiscal Year Ended September 30,
	2025	2024	Change	Change %
Energy Storage Products and Solutions
Contracted	3.4	5.2	(1.8)	(34.6)%
Service Contracts
Contracted	4.5	3.0	1.5	50.0%
Digital Contracts
Contracted	6.6	8.6	(2.0)	(23.3)%
Deployed
Deployed represents cumulative energy storage products and solutions that have achieved substantial completion and are not decommissioned. Deployed is monitored by management to measure our performance towards achieving project milestones.
Assets Under Management
Assets under management for service contracts represents our long-term service contracts with customers associated with our completed energy storage system products and solutions. In general, we start providing maintenance, monitoring, or other operational services after the storage product projects are completed. This is not limited to energy storage solutions delivered by Fluence. Assets under management for digital software represents contracts signed and active (post go live). Assets under management serves as an indicator of expected revenue from our customers and assists management in forecasting our expected financial performance.

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
We cannot guarantee that our pipeline will result in actual revenue in the originally anticipated period or at all. Even if our pipeline generates revenue, it may not generate margins equal to our historical operating results. Among other factors, our pipeline may be impacted by customer project delays or cancelled orders as a result of external market factors and economic or other factors beyond our control. If our pipeline fails to result in revenue or margins as anticipated or in a timely manner, we could experience a reduction in anticipated revenue, profitability, and liquidity.
Key Components of Our Results of Operations
The following discussion describes certain line items in our consolidated statements of operations.
Total Revenue

We generate revenue from battery-based energy storage solutions, service agreements with customers to provide operational services related to battery-based energy storage solutions, and from digital application contracts. Fluence enters into contracts with utility companies, developers, and commercial and industrial customers.

We derive the majority of our revenue from selling battery-based energy storage solutions. Generally, we must design the project, as each energy storage solution is customized depending on a customer’s energy needs, procure the major equipment, obtain manufacturing slots from our contract manufacturers, coordinate the logistics, and assemble the solution prior to delivery and installation at our customer project sites. The Company recognizes revenue over time when we have enforceable right to payment for work performed to date and the solution, in its completed state, does not have an alternative use to the Company.
Our revenue from selling battery-based energy storage solutions is affected by volume fulfilled, which is dependent on customer schedules and demand, changes in price, which is primarily dependent on the cost of lithium-ion energy storage hardware, and mix of products and solutions purchased by our customers.
Cost of Goods and Services

Cost of goods and services consists primarily of product costs, including purchased materials and supplies, as well as costs related to shipping, customer support, product warranty, and personnel. Personnel costs in cost of goods and services include both direct labor costs as well as costs attributable activities related to the transformation of raw materials or component parts into finished goods or the transportation of materials to the customer. Cost of goods and services are recognized when services are performed or when goods are included in our measure of progress as progress relevant costs, which is when they are restricted to a specific customer’s project.
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
Gross Profit and Gross Profit Margin
Gross profit and gross profit margin may vary from quarter to quarter and are primarily affected by our volume fulfilled, product prices, product costs and project execution.
Operating Expenses
Operating expenses consist of research and development, sales and marketing and general and administrative expenses as well as depreciation and amortization. Personnel-related expenses are the most significant component of our operating expenses and include salaries, stock-based compensation, and employee benefits.
Research and Development Expenses

Research and development expenses consist primarily of personnel-related costs across our global research and development (“R&D”) centers for engineers engaged in the design and development and testing of our integrated products and technologies and costs of materials and services procured for research and development projects. Engineering competencies include data science, machine learning, software development, network and cybersecurity, battery systems engineering, industrial controls, UI / UX, mechanical design, power systems engineering, certification, and more. R&D expenses also support three product testing labs located across the globe: a system-level testing facility in Pennsylvania that is used for quality assurance and the rapid iteration, testing, and launching of new Fluence energy storage technology and products, a testing facility located in Erlangen, Germany, and a deployment center located in Long Beach, California. We have established an additional Hardware in the Loop testing facility, which is co-located with our technical team in Bangalore, India. We expect R&D expenses to generally increase in future periods to support our growth as we continue to invest in R&D activities that are necessary to achieve our technology and product roadmap goals. These expenses may vary from period to period as a percentage of revenue, depending primarily upon when we choose to make more significant investments.
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
Interest Expense (Income), net
Interest expense (income), net consists primarily of interest income net of interest expense. Interest income consists of interest earned on cash deposits and interest on customer notes receivables. Interest expense consists primarily of interest on borrowings against notes receivable pledged as collateral, interest on the 2030 Convertible Senior Notes, unused line fees and commitment fees related to credit facilities, and amortization of debt issuance costs.
Other Income, net
Other income, net primarily consists of expense or income from foreign currency exchange gains and losses on monetary assets and liabilities, factoring income from sale of receivables, and income or expense due to estimated payments to be made to related parties under the Tax Receivable Agreement, dated October 27, 2021, by and among Fluence Energy, Inc., Fluence Energy, LLC, Siemens Industry, Inc. and AES Grid Stability, LLC (the “Tax Receivable Agreement”).

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
Results of Operations
Comparison of the Fiscal Year Ended September 30, 2025 to the Fiscal Year ended September 30, 2024
The following table sets forth our operating results for the periods indicated.

in thousands	Fiscal Year Ended September 30,		Change	Change %
	2025	2024
Total revenue	$2,262,830	$2,698,562	$(435,732)	(16.1)%
Cost of goods and services	1,967,045	2,357,482	(390,437)	(16.6)
Gross profit	295,785	341,080	(45,295)	(13.3)
Gross profit margin %	13.1%	12.6%
Operating expenses:
Research and development	86,217	66,195	20,022	30.2
Sales and marketing	79,489	63,842	15,647	24.5
General and administrative	163,068	172,996	(9,928)	(5.7)
Depreciation and amortization	13,348	11,426	1,922	16.8
Interest expense (income), net	4,110	(5,676)	9,786	NM
Other income, net	(5,375)	(7,276)	1,901	(26.1)
(Loss) Income before income taxes	(45,072)	39,573	(84,645)	NM
Income tax expense	22,917	9,206	13,711	148.9
Net (loss) income	$(67,989)	$30,367	$(98,356)	NM
NM = not meaningful.

Total Revenue

Total revenue decreased by $435.7 million, or 16.1%, in the fiscal year ended September 30, 2025, as compared to the fiscal year ended September 30, 2024. The decrease in total revenue for the fiscal year ended September 30, 2025 was mainly attributable to a $475.7 million decrease in revenue from our energy storage solutions which was primarily driven by lower average price per GWh of our newer Gridstack Pro solutions projects as the cost of lithium-ion batteries has continued to decline, as described above in “Part I, Item 1, Business,” while the total volume of solutions projects fulfilled was relatively consistent year over year. Notwithstanding this consistency, volume was less than expected, primarily due to (i) delays in signing large contracts in Australia that were expected to be signed at the beginning of the year, (ii) delays in fulfilling certain projects in the U.S. due to tariff uncertainties and (iii) delays due to our contract manufacturer scaling newly commissioned U.S. production facility in Arizona. The decrease in revenue from our energy storage solutions was partially offset by a $39.1 million increase of services revenue primarily due to additional energy storage solutions being deployed and transitioned to assets under management and increases in augmentation activities performed for certain projects.
Cost of Goods and Services

Cost of goods and services decreased by $390.4 million, or 16.6%, in the fiscal year ended September 30, 2025, as compared to the fiscal year ended September 30, 2024. The decrease in cost of goods and services for the fiscal year ended September 30, 2025 was primarily attributable to (i) a decrease in related cost of lithium-ion batteries while the total volume of solutions project fulfilled remained consistent year over year as described above in “Total Revenue,” and (ii) improved operational efficiencies on our legacy Gridstack solutions projects. The improved operational efficiencies were reflected by the net improvement of gross margins on the portfolio of Gridstack solutions projects in the current period. The cost decrease was slightly offset by a corresponding increase in services costs related to the increases in services revenue described above in “Total Revenue.”
Gross Profit and Gross Profit Margin

Gross profit decreased by $45.3 million, or 13.3%, in the fiscal year ended September 30, 2025, as compared to the fiscal year ended September 30, 2024. The decrease in gross profit for the fiscal year ended September 30, 2025, was primarily due to decrease in related cost of lithium-ion batteries in connection with fulfilling consistent volumes of solutions projects year over year as described above in “Revenue” and “Cost of Goods and Services.” However, as described above the total volumes of solutions projects fulfilled were lower than expected. The reduction in costs due to the improved operational efficiencies on legacy Gridstack solutions projects were the primary driver of the improvement in gross profit margin.
Research and Development Expenses
Research and development increased by $20.0 million, or 30.2% in the fiscal year ended September 30, 2025, as compared to the fiscal year ended September 30, 2024. The increase in research and development expenses for the fiscal year ended September 30, 2025 was primarily attributable to (i) a $16.1 million increase in expenditures for materials and supplies and consulting services related to Smartstack and Gridstack Pro product lines and (ii) a $4.1 million increase in salaries and personnel-related expenses, including stock-based compensation, due to an increase in headcount.
Sales and Marketing Expenses
Sales and marketing expenses increased by $15.6 million, or 24.5%, in the fiscal year ended September 30, 2025, as compared to the fiscal year ended September 30, 2024. The increase in sales and marketing expenses for the fiscal year ended September 30, 2025 was primarily attributable to a $12.0 million increase in salaries and personnel-related expenses, including stock-based compensation, due to an increase in headcount to support our growth.
General and Administrative Expenses
General and administrative expenses decreased by $9.9 million, or 5.7%, in the fiscal year ended September 30, 2025, as compared to the fiscal year ended September 30, 2024. The decrease in general and administrative expenses for the fiscal year ended September 30, 2025 was primarily attributable to a $23.7 million decrease in salaries and personnel-related expenses, including stock-based compensation, due to less bonus accruals recognized and a decrease in headcount, partially offset by (i) a $7.4 million increase in insurance costs due to higher corporate coverage and (ii) a $5.8 million increase in amortization of the capitalized software development costs associated with hosting arrangements.
Depreciation and Amortization
Depreciation and amortization increased by $1.9 million, or 16.8%, in the fiscal year ended September 30, 2025, as compared to the fiscal year ended September 30, 2024, primarily attributable to an increase in amortization of capitalized software.
Interest Expense (Income), Net
Interest expense (income), net increased by $9.8 million in the fiscal year ended September 30, 2025, as compared to the fiscal year ended September 30, 2024, primarily attributable to interest expense of $8.6 million recognized for the 2030 Convertible Senior Notes.
Other Income, Net
Other income, net decreased by $1.9 million, or 26.1%, in the fiscal year ended September 30, 2025, as compared to the fiscal year ended September 30, 2024. The decrease in other income, net was primarily attributable to a $2.7 million net decrease in favorable foreign currency exchange gains on monetary assets and liabilities compared to the prior period.

Income Tax Expense
Income tax expense increased by $13.7 million, or 148.9%, in the fiscal year ended September 30, 2025, as compared to the fiscal year ended September 30, 2024. The increase in tax expense is primarily due to increased profitability at the Company’s foreign subsidiaries in the United Kingdom, Germany and Australia.
Net (Loss) Income
Net loss increased by $98.4 million in the fiscal year ended September 30, 2025, as compared to the fiscal year ended September 30, 2024. The increase is primarily attributable to (i) a decrease in “Gross profit,” (ii) an increase in “Research and development expenses,” and (iii) an increase in “Sales and marketing expenses,” each as described above.
Non-GAAP Financial Measures
This section contains references to certain non-GAAP financial measures, including Adjusted EBITDA, Adjusted Gross Profit, Adjusted Gross Profit Margin, and Free Cash Flow.
Adjusted EBITDA is calculated from the consolidated statements of operations using net income (loss) adjusted for (i) interest expense (income), net, (ii) income taxes, (iii) depreciation and amortization, (iv) stock-based compensation, and (v) other non-recurring income or expenses. Adjusted EBITDA also includes amounts impacting net income related to estimated payments due to related parties pursuant to the Tax Receivable Agreement.

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

These non-GAAP measures are intended as supplemental measures of performance and/or liquidity that are neither required by, nor presented in accordance with, U.S. generally accepted accounting principles (“GAAP”). We believe that such non-GAAP measures, when read in conjunction with our operating results presented under GAAP, can be used to better assess our performance from period to period and relative to performance of other companies in our industry, without regard to financing methods, historical cost basis or capital structure.

These non-GAAP measures should not be considered in isolation or as substitutes for performance measures calculated in accordance with GAAP and may not be comparable to similar measures presented by other entities. Readers are cautioned that these non-GAAP measures should not be construed as alternatives to other measures of financial performance calculated in accordance with GAAP. These non-GAAP measures and their reconciliation to GAAP financial measures are shown below. With respect to Free Cash Flow, limitations on its use include that (i) it should not be inferred that the entire Free Cash Flow amount is available for discretionary expenditures (for example, cash is still required to satisfy other working capital needs, including short-term investment policy, restricted cash, and intangible assets); (ii) Free Cash Flow has limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of other GAAP financial measures, such as net cash provided by operating activities; and (iii) this metric does not reflect our future contractual commitments.

The following tables present our non-GAAP measures for the periods indicated.

in thousands	Fiscal Year Ended September 30,
	2025	2024
Net (loss) income	$(67,989)	$30,367
Add (deduct):
Interest expense (income), net	4,110	(5,676)
Income tax expense	22,917	9,206
Depreciation and amortization	29,343	14,482
Stock-based compensation(a)	19,650	23,875
Other non-recurring expenses, net(b)	11,424	5,852
Adjusted EBITDA	$19,455	$78,106
(a) Includes incentive awards that will be settled in either shares or cash.

(b) Amount for the fiscal year ended September 30, 2025 includes approximately $11.8 million in severance costs related to restructuring, $0.9 million of impairment expense related to equity method investment and $1.2 million in income as a result of a reduction in our Tax Receivable Agreement liability. Amount for the fiscal year ended September 30, 2024 includes approximately $2.5 million in costs related to the termination of the Revolver and Amendment No. 3 to the ABL Credit Agreement, $1.5 million in expenses related to the Tax Receivable Agreement, $1.0 million in severance costs related to restructuring and $0.8 million in costs related to the secondary offering completed in December 2023.

in thousands	Fiscal Year Ended September 30,
	2025	2024
Total revenue	$2,262,830	$2,698,562
Cost of goods and services	1,967,045	2,357,482
Gross profit	295,785	341,080
Gross profit margin %	13.1%	12.6%
Add:
Stock-based compensation(a)	2,597	4,080
Depreciation and amortization	9,936	2,696
Other non-recurring expenses(b)	1,220	—
Adjusted Gross Profit	$309,538	$347,856
Adjusted Gross Profit Margin %	13.7%	12.9%
(a) Includes incentive awards that will be settled in either shares or cash.
(b) Amount for the fiscal year ended September 30, 2025 includes $1.2 million in severance costs related to restructuring.

in thousands	Fiscal Year Ended September 30,
	2025	2024
Net cash (used in) provided by operating activities	$(145,538)	$79,685
Less: Purchase of property and equipment	(14,884)	(8,115)
Free Cash Flow	$(160,422)	$71,570
Liquidity and Capital Resources
Since inception and through September 30, 2025, our principal sources of liquidity have been the proceeds from our IPO, our cash and cash equivalents from operations, short-term borrowings, borrowings available under our debt agreements, proceeds from the issuance of the 2030 Convertible Senior Notes (as defined below), supply chain financing, capital contributions from AES Grid Stability, LLC (“AES Grid Stability”) and Siemens Industry, LLC (“Siemens Industry”) and proceeds from the investment by QIA Florence Holdings, LLC, an affiliate of Qatar Holding LLC in 2021, proceeds from short term investments, borrowings against note receivables, and proceeds from sale of accounts receivable under the MRPA (as defined below).
We believe our existing cash and cash equivalents, which includes proceeds from our IPO, cash flows from operations, and proceeds from the issuance of the 2030 Convertible Senior Notes, in addition to our supply chain financing arrangements, and availability under our 2024 Revolver (as defined below) will be sufficient to meet our expense and capital requirements for at least the next 12 months following the filing of this Annual Report.
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
In connection with the 2030 Convertible Senior Notes, the Company entered into privately negotiated capped call transactions with certain financial institutions pursuant to capped call confirmations (collectively the “Capped Calls”). The premiums paid for the purchases of the Capped Calls were $29.0 million. The Capped Calls have an initial strike price of approximately $21.35 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2030 Convertible Senior Notes. The Capped Calls have an initial cap price of $28.74 per share, subject to certain adjustments substantially similar to those applicable to the corresponding 2030 Convertible Senior Notes.
For further discussion of the 2030 Convertible Senior Notes and the Capped Calls, refer to “Note 13 - Convertible Senior Notes, Net” to our condensed consolidated financial statements included elsewhere in this Annual Report.
Supply Chain Financing
We provide certain of our suppliers with access to two different supply chain financing programs through two different third-party financing institutions (each a “SCF Bank”). These supply chain financing (“SCF”) programs allows us to seek extended payment terms with our suppliers and allows our suppliers to monetize their receivables prior to the payment due date, subject to a discount. Once a supplier elects to participate in either program and reaches an agreement with the respective SCF Bank, the supplier elects which individual invoices to sell to the respective SCF Bank. We then pay the respective SCF Bank on the applicable due date. We have no economic interest in a supplier’s decision to sell a receivable to the SCF Banks. The agreements between our suppliers and the SCF Banks are solely at their discretion and are negotiated directly between them. Under our original supply chain financing arrangement (the “Original SCF Facility”), our suppliers’ ability to continue using such agreements is primarily dependent upon the strength of our financial condition and guarantees issued by The AES Corporation and Siemens Corporation, a subsidiary of Siemens AG, pursuant to the terms of the Credit Support and Reimbursement Agreement (as defined below). As of September 30, 2025, The AES Corporation and Siemens Corporation issued guarantees of $50.0 million each, for a total of $100.0 million, to the original SCF Bank on our behalf.
The Company entered into a new $150.0 million supply chain financing arrangement (the “New SCF Facility”) with a third-party financial institution (the “New SCF Bank”) on August 8, 2025. This New SCF Facility allows the Company to seek extended payment terms with our suppliers and allows our suppliers to monetize their receivables prior to the payment due date, subject to a discount. Such sales are at the sole discretion of the supplier, and on terms and conditions that are negotiated between the supplier and the New SCF Bank. The Company is not a party to the arrangement between its suppliers and the New SCF Bank and the Company has no economic interest in a supplier’s decision to sell an underlying receivable to the New SCF Bank. The Company does not provide secured legal assets or other forms of guarantees under this arrangement, nor do any of the Company’s affiliates. Under the New SCF Facility, we are required to maintain a liquidity ratio of 2:1 as of the last day of each calendar month. Liquidity ratio is defined as the ratio of (i) liquidity to (ii) the sum of (x) the aggregate outstanding notional amount of all receivables, bills of exchange or similar negotiable instruments purchased by the original SCF Bank under the existing supply chain financing arrangement described above and (y) the aggregate outstanding notional amount of payables outstanding under this New SCF Facility. Liquidity under the New SCF Facility includes the Company’s cash and cash equivalents and aggregate availability under the Company’s committed credit facilities, including the 2024 Revolver. As of September 30, 2025, no suppliers participated in the New SCF Facility, and the Company had no outstanding payment obligations to the New SCF Bank.
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

Revolving Credit Facility

On November 1, 2021, we entered into a credit agreement for a revolving credit facility (the “Revolver”), by and among Fluence Energy, LLC, as borrower, Fluence Energy Inc., as a parent guarantor, the subsidiary guarantors party thereto, the lenders party thereto, and JP Morgan Chase Bank, N.A., as administrative agent and collateral agent (as amended, the “Revolving Credit Agreement”). The aggregate amount of commitments was $200.0 million. The Revolving Credit Agreement was terminated effective November 22, 2023, in conjunction with the entry into the ABL Credit Agreement (as further described below), and at such time, the Company prepaid all amounts outstanding under the Revolver and terminated all commitments thereunder. No penalties were required to be paid as a result of the termination.
For further discussion of the Revolver, refer to “Note 12 - Debt” to our condensed consolidated financial statements included elsewhere in this Annual Report.
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
The 2024 Credit Agreement contains customary covenants for this type of financing, including, but not limited to, covenants that restrict our and certain of our subsidiaries’ ability to: incur indebtedness; incur liens; sell, transfer, or dispose of property and assets; make investments or acquisitions; pay dividends, make distributions or other restricted payments; and engage in affiliate transactions. The 2024 Credit Agreement limits our ability to make certain payments, including dividends and distributions on Fluence Energy, LLC's equity, the Company's equity and other restricted payments. Under the terms of the 2024 Credit Agreement, Fluence Energy, LLC and its subsidiaries are currently limited in their ability to pay cash dividends to, lend to, or make other investments in the

Company, subject to certain exceptions. In addition, we are required to maintain (i) from the Amendment Effective Date through December 31, 2025, Total Liquidity of no less than $150,000,000, (ii) from January 1, 2026 and thereafter, Total Liquidity of no less than $100,000,000 or a Consolidated Leverage Ratio as of the last day of any Measurement Period not to exceed 3.50:1.00, and (iii) certain other financial requirements at each Guarantor Coverage Test Date. Such covenants are tested on a quarterly basis and upon the occurrence of other certain restricted payments, the incurrence of indebtedness, certain dispositions, and other specified transactions. As of September 30, 2025, we were in compliance with all such covenants.
The 2024 Credit Agreement contains customary events of default for this type of financing. If an event of default occurs with respect to a borrower, the lenders will be able to, among other things, terminate the commitments immediately, cash collateralize any outstanding letters of credit, declare any loans outstanding to be due and payable in whole or in part, and exercise other rights and remedies. The maturity date and the date of termination of lending commitments under the 2024 Credit Agreement is November 22, 2027. As of September 30, 2025, there are no cash borrowings under the 2024 Revolver, and there are $194.4 million letters of credit outstanding under the 2024 Revolver, with remaining availability of $305.6 million, net of letters of credit issued.
Borrowings Against Note Receivable - Pledged as Collateral

In December 2022, we transferred $24.3 million in customer receivables to Standard Chartered Bank (“SCB”) in the Philippines for proceeds of $21.1 million. The receivables all related to our largest customer in that country. The underlying receivables transferred were previously aggregated into a long-term note, with interest, and a maturity date of September 30, 2024. In April 2023, we aggregated into an additional long-term note and transferred an additional $30.9 million in receivables with the same customer to SCB for proceeds of $27.0 million, upon substantially similar terms as the December 2022 transfer and with a maturity date of December 27, 2024. These transactions were treated as secured borrowings as we did not transfer the entire note receivables due from the customer to SCB. We continued to receive quarterly interest income from the customer, while SCB was responsible for collecting payments on the principal balances which represented the initial receivable balances from the customer. We had no other continuing involvement or exposure related to the underlying receivables. On September 16, 2024 and December 27, 2024, $24.3 million and $30.9 million of receivables, respectively, were paid in full, resulting in the release of the corresponding notes and borrowings.

Sale of Receivables under Master Receivables Purchase Agreement

On February 27, 2024, Fluence Energy, LLC entered into a Master Receivables Purchase Agreement (the “MRPA”), by and among Fluence Energy, LLC and any other seller from time to time party thereto, as sellers and servicers, and Credit Agricole Corporate and Investment Bank ("CACIB"), as purchaser. Pursuant to the MRPA, Fluence Energy, LLC may sell certain receivables (the “Purchased Receivables”) to CACIB from time to time, and CACIB may agree to purchase the Purchased Receivables in each case, on an uncommitted basis. The MRPA provides that the outstanding amount of all purchased receivables under the MRPA will not exceed $75.0 million, with sublimits for each account debtor and for certain kinds of receivables. The MRPA may be terminated by either party at any time by 30 days’ prior written notice. Fluence Energy, LLC has granted CACIB a security interest in the purchased receivables, and proceeds thereof, as more fully described in the MRPA, in order to perfect CACIB’s ownership interest in the purchased receivables and secure the payment and performance of all obligations of Fluence Energy, LLC to CACIB under the MRPA. The MRPA contains other customary representations and warranties and covenants.
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
Credit Support and Reimbursement Agreement
We are party to an Amended and Restated Credit Support and Reimbursement Agreement, dated June 9, 2021, with The AES Corporation (“AES”) and Siemens Industry (the “Credit Support and Reimbursement Agreement”) whereby they may, from time to time, agree to furnish credit support to us in the form of direct issuances of credit support to our lenders or other beneficiaries or through their lenders’ provision of letters of credit to backstop our own facilities or obligations. Pursuant to the Amended and Restated Credit Support and Reimbursement Agreement, if AES or Siemens Industry agree to provide a particular credit support (which they are permitted to grant or deny in their sole discretion), they are entitled to receipt of a credit support fee, reimbursement of actual costs and expenses incurred in having a credit support instrument issued and maintained, and reimbursement for all amounts paid to our lenders or other counterparties, payable upon demand. The Amended and Restated Credit Support and Reimbursement Agreement had an initial expiration date of June 9, 2025 (the “initial expiration date”), but will automatically and indefinitely continue thereafter pursuant to its terms until either AES or Siemens Industry terminates the agreement upon six months’ prior notice. No notice of termination has been provided by the time of filing of this Annual Report. Any credit support under the Credit Support and Reimbursement Agreement will remain in effect after any such termination until such credit support has been replaced by the Company.

Currently, the Company has outstanding performance guarantees provided by AES and Siemens Industry and their respective affiliates that guarantee Fluence’s performance obligations under certain contracts with Fluence’s customers. These performance guarantees are issued pursuant to the terms of the Credit Support and Reimbursement Agreement. Fluence paid performance guarantee fees to its affiliates in exchange for guaranteeing Fluence’s performance obligations under certain contracts with Fluence’s customers. The guarantee fees are included in “Cost of goods and services” on Fluence’s condensed consolidated statements of operations. Guarantees are also issued by AES and Siemens Corporation, pursuant to the terms of the Credit Support and Reimbursement Agreement, in connection with one of our supplier chain financing programs (as described in greater detail above).
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
With the exception of an estimated $0.3 million of Tax Receivable Agreement payment realized as of September 30, 2025, we have determined it is not probable payments under the Tax Receivable Agreement would be made, given the projected inability to fully utilize the related tax benefits over the term of the agreement. Therefore, the Company has not recognized the remaining liability. Should we determine that the additional Tax Receivable Agreement payment is probable, a corresponding liability will be recorded and as a result, our future results of operations and earnings could be impacted as a result of these matters.
Commitments, Contingencies, and Off-Balance Sheet Arrangements
As of September 30, 2025, the Company had outstanding bank guarantees, parent guarantees, letters of credit, and surety bonds issued as performance security arrangements for a large number of customer projects. In addition, we have a limited number of parent company guarantees and letters of credit issued as payment security to certain vendors. The Company also has certain battery purchase obligations and spending requirements under our master supply agreement with suppliers. We are also party to both assurance and service-type warranties for various lengths of time. Refer to “Note 15 - Commitments and Contingencies” to our condensed consolidated financial statements included elsewhere in this Annual Report for more information regarding our contingent obligations, including off-balance sheet arrangements, and legal contingencies.
Historical Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities for the periods presented.

	Fiscal Year Ended September 30,		Change	Change %
in thousands	2025	2024
Net cash (used in) provided by operating activities	$(145,538)	$79,685	$(225,223)	282.6%
Net cash used in investing activities	(29,799)	(18,975)	(10,824)	(57.0)%
Net cash provided by (used in) financing activities	356,880	(8,676)	365,556	(4213.4)%
Net cash flows used in operating activities was $145.5 million for the fiscal year ended September 30, 2025, compared to net cash provided by operating activities of $79.7 million for the fiscal year ended September 30, 2024. The $225.2 million increase in net cash used in operating activities compared to last year was primarily due to a decrease in working capital balances of $134.6 million and an increase of $98.4 million in net loss. Below we describe in more detail the cash flows (used in) provided by operating activities for each period:

•Net cash flows used in operating activities of $145.5 million for the fiscal year ended September 30, 2025, was primarily due to (i) net loss of $68.0 million, (ii) increases in inventory balances of $278.7 million due to cash expenditures on inventory, and (iii) decreases in accounts payable of $119.2 million and current accruals and provisions of $93.6 million due to the timing of purchases and payments to various vendors. These cash outflows were partially offset by net effects of changes in customer contract assets and liabilities. Specifically, deferred revenue, inclusive of related parties, increased in aggregate by $403.6 million, due to timing of various customer project billings and cash collections in accordance with contract milestone payment schedules.

•Net cash flows provided by operating activities of $79.7 million for the fiscal year ended September 30, 2024, were primarily due to (i) net income of $30.4 million and (ii) increases in accounts payable of $370.1 million and current accruals and provisions of $160.2 million due to the timing of purchases and payments to various vendors. These cash inflows were partially offset by net effects of changes in customer contract assets and liabilities. Specifically, receivables, inclusive of trade, unbilled accounts receivable and receivables from related parties, increasing in aggregate by $393.8 million and (ii) deferred revenue, inclusive of related parties, decreasing in aggregate by $82.0 million, due to timing of various customer project billings and cash collections in accordance with contract milestone payment schedules.
Net cash flows used in investing activities were $29.8 million for the fiscal year ended September 30, 2025 which were primarily due to capital expenditures on software of $14.9 million and purchases of property and equipment of $14.9 million.
Net cash flows used in investing activities were $19.0 million for the fiscal year ended September 30, 2024 which were primarily due to capital expenditures on software of $10.9 million and purchases of property and equipment of $8.1 million.
Net cash flows provided by financing activities were $356.9 million for the fiscal year ended September 30, 2025, which were primarily related to the proceeds received from the issuance of the 2030 Convertible Senior Notes of $400.0 million, partially offset by (i) premiums paid for the purchases of the Capped Calls of $29.0 million and (ii) payments for the debt issuance costs of $12.1 million primarily related to the 2030 Convertible Senior Notes.
Net cash flows used in financing activities were $8.7 million for the fiscal year ended September 30, 2024, which were primarily driven by (i) $8.5 million in payments related to debt issuance costs for the ABL Facility and 2024 Revolver, (ii) $3.9 million in payments for a previously acquired company (Nispera), and (iii) $1.7 million related to Class A common stock withheld related to settlement of employee taxes for stock-based compensation awards, partially offset by $5.3 million of proceeds from the exercise of stock options during the period.

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
Revenue Recognition - Sale of Energy Storage Products and Solutions
The Company enters into contracts with utility companies, developers, and commercial and industrial customers to design and build battery-based energy storage products. Our projects have a lead time from date of contract execution to substantial completion, typically ranging from approximately twelve up to eighteen months. Generally, we must design the project, as each storage solution is customized depending on the customer’s energy needs, procure the major equipment, obtain manufacturing slots from our contract manufacturers, coordinate the logistics, and assemble the solution prior to delivery and installation at our customer project sites. These actions must be completed timely to adhere to customer schedules and milestones. Depending on the scope of the project we may be responsible for the installation of the equipment. After the equipment is installed, we are responsible for commissioning. The Company recognizes revenue over time when we have enforceable right to payment for work performed to date and the solution, in its completed state, does not have an alternative use to the Company. Revenue is recognized using the percentage of completion (“POC”) method based on actual cost incurred as a percentage of total estimated contract costs. Standard inventory materials (including batteries, enclosures, chillers, and others, which are assembled into “integrated systems”) are included in our measure of progress when they are restricted to a specific customer’s project such that we no longer have the ability to direct their use for other purposes. Contract costs include all direct material and labor costs related to contract performance. As the cost of the assembled integrated systems comprise a substantial portion of the total estimated contract costs, our pattern of revenue recognition may vary materially from period to period. Our judgment on when costs should be included in the measure of progress may have a material impact on revenue recognition.
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
Pre-contract costs with no future benefit are expensed in the period in which they are incurred. Generally, pre-contract costs are not material.
Refer to “Note 2 - Summary of Significant Accounting Policies and Estimates” to our consolidated financial statements included elsewhere in this Annual Report for further discussion of other accounting policies and estimates including income taxes, goodwill, and loss contracts.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk is the potential loss that may result from market changes associated with our business or with an existing or forecasted financial transactions. We are exposed to various market risks in the ordinary course of our business which are discussed below. We monitor our underlying market risk exposures on an ongoing basis and believe that we can modify or adapt any hedging or related market risk strategies as needed. The disclosures presented in this Item 7A are based upon a number of assumptions; actual effects may differ. The safe harbor provided in Section 27A of the Securities Act and Section 21E of the Exchange Act shall apply to the disclosures contained in this Item 7A. For further information regarding market risk, see Part I, Item 1A. “Risk Factors” titled “Significant changes in the cost and/or availability of raw materials that are incorporated into component pieces of our energy storage products could adversely affect our business, results of operations, and future prospects”, and “We are exposed to fluctuations in currency exchange rates, which could negatively affect our operating results”, and “An increase in interest rates or a reduction in the availability of tax equity, project debt capital, or project financing in the global financial markets could make it difficult for customers to finance the cost of a battery energy storage system and could reduce the demand for our energy storage solutions.”
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
Interest Rate Risk

We are exposed to interest rate risk in connection with borrowings under the 2024 Revolver, which bears interest at floating rates. Pursuant to the 2024 Credit Agreement, borrowings bear a variable interest rate based on the Alternate Base Rate, Term SOFR Rate, Adjusted EURIBOR Rate, or Daily Simple RFR, plus applicable margin (each as defined in the 2024 Credit Agreement). As of September 30, 2025, there are no cash borrowings under the 2024 Revolver.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page
Schedule I	137
Schedule II	141

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Fluence Energy, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Fluence Energy, Inc. (the Company) as of September 30, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2025, the related notes and the financial statement schedules listed in the Index at Item 8 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 25, 2025 expressed an unqualified opinion thereon.
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

Revenue Recognition – Percentage of Completion
Description of the Matter
As described in Notes 2 and 4 to the consolidated financial statements, the Company recognized $2,172 million of revenue from the sale of battery-based energy storage solutions. Revenue from these sales is recognized over time based upon the percentage of completion based on costs incurred as a percentage of total estimated contract costs. Costs of standard inventory materials, assembled into integrated systems as part of the energy storage solution that could be used interchangeably on other projects, are included in the measure of progress when they are restricted to the specific customer project. Due to the significance of these costs, the inclusion of such costs in the measure of progress has a material impact on revenue recognition.

Auditing the Company’s revenue recognition for certain contracts required more extensive audit procedures due to the complexity created by the contract terms, which involves determining whether the costs associated with integrated systems are appropriately included in the measure of progress in the Company’s percentage of completion calculation based upon the terms of the contracts.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s revenue recognition process. For example, we tested management’s controls regarding the evaluation of contract terms and the review of fulfillment documentation to determine when costs are included in the measure of progress.

To evaluate whether the timing of when costs associated with integrated systems were appropriately included in the measure of progress, our audit procedures included reviewing the customer contracts, including any change orders, to understand the terms impacting when the integrated systems were determined to be specific to the customer’s project. We also obtained confirmation from customers of the contractual terms and inspected third party order fulfillment documentation.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2018.
Tysons, VA
November 25, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Fluence Energy, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Fluence Energy, Inc.’s internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Fluence Energy, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2025 consolidated financial statements of the Company and our report dated November 25, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Tysons, VA
November 25, 2025

FLUENCE ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(U.S. Dollars in Thousands, except per share or share amounts)

	September 30,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$690,768	$448,685
Restricted cash	23,862	46,089
Trade receivables, net	272,820	216,458
Unbilled receivables	239,594	172,115
Receivables from related parties	200,748	362,523
Advances to suppliers	126,778	174,532
Inventory, net	455,015	182,601
Current portion of notes receivable - pledged as collateral	—	30,921
Other current assets	54,671	46,519
Total current assets	2,064,256	1,680,443
Non-current assets:
Property and equipment, net	50,320	15,350
Intangible assets, net	63,403	60,002
Goodwill	28,584	27,482
Deferred income tax asset, net	4,046	8,880
Other non-current assets	146,391	110,031
Total non-current assets	292,744	221,745
Total assets	$2,357,000	$1,902,188
Liabilities, and stockholders’ equity
Current liabilities:
Accounts payable	$321,004	$436,744
Deferred revenue	640,457	274,499
Deferred revenue with related parties	79,916	38,162
Current portion of borrowings against note receivable - pledged as collateral	—	30,360
Personnel related liabilities	31,850	58,584
Accruals and provisions	246,235	338,311
Taxes payable	30,317	57,929
Other current liabilities	20,590	24,246
Total current liabilities	1,370,369	1,258,835
Non-current liabilities:
Deferred income tax liability	9,530	7,114
Convertible senior notes, net	390,804	—
Other non-current liabilities	37,449	29,100
Total non-current liabilities	437,783	36,214
Total liabilities	1,808,152	1,295,049
Commitments and Contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.00001 per share, 10,000,000 share authorized; no shares issued and outstanding as of September 30, 2025 and 2024	—	—
Class A common stock, $0.00001 par value per share, 1,200,000,000 shares authorized; 132,014,571 shares issued and 131,164,365 shares outstanding as of September 30, 2025; 130,207,845 shares issued and 129,421,797 shares outstanding as of September 30, 2024	1	1
Class B-1 common stock, $0.00001 par value per share, 134,325,805 shares authorized; 51,499,195 shares issued and outstanding as of September 30, 2025 and 2024;	—	—
Class B-2 common stock, $0.00001 par value per share, 200,000,000 shares authorized; no shares issued and outstanding as of September 30, 2025 and 2024	—	—
Treasury stock, at cost	(10,213)	(9,460)

Additional paid-in capital	627,956	634,851
Accumulated other comprehensive income (loss)	11,613	(1,840)
Accumulated deficit	(199,762)	(151,448)
Total stockholders’ equity attributable to Fluence Energy, Inc.	429,595	472,104
Non-controlling interest	119,253	135,035
Total stockholders’ equity	548,848	607,139
Total liabilities, stockholders’ equity	$2,357,000	$1,902,188
The accompanying notes are an integral part of these consolidated financial statements

FLUENCE ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. Dollars in Thousands, except per share amounts or share amounts)

	Fiscal Year Ended September 30,
	2025	2024	2023
Revenue	$1,705,209	$1,601,563	$1,564,169
Revenue from related parties	557,621	1,096,999	653,809
Total revenue	2,262,830	2,698,562	2,217,978
Cost of goods and services	1,967,045	2,357,482	2,077,023
Gross profit	295,785	341,080	140,955
Operating expenses:
Research and development	86,217	66,195	66,307
Sales and marketing	79,489	63,842	41,114
General and administrative	163,068	172,996	136,308
Depreciation and amortization	13,348	11,426	9,835
Interest expense (income), net	4,110	(5,676)	(5,388)
Other income, net	(5,375)	(7,276)	(6,952)
(Loss) income before income taxes	(45,072)	39,573	(100,269)
Income tax expense	22,917	9,206	4,549
Net (loss) income	$(67,989)	$30,367	$(104,818)
Net (loss) income attributable to non-controlling interest	$(19,675)	$7,651	$(35,198)
Net (loss) income attributable to Fluence Energy, Inc.	$(48,314)	$22,716	$(69,620)

Weighted average number of Class A common shares outstanding
Basic	130,307,162	126,180,011	116,448,602
Diluted	130,307,162	184,034,832	116,448,602
(Loss) income per share of Class A common stock
Basic	$(0.37)	$0.18	$(0.60)
Diluted	$(0.37)	$0.13	$(0.60)

The accompanying notes are an integral part of these consolidated financial statements

FLUENCE ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(U.S. Dollars in Thousands)

	Fiscal Year Ended September 30,
	2025	2024	2023
Net (loss) income	$(67,989)	$30,367	$(104,818)

Gain (loss) on foreign currency translation, net of tax	15,595	(598)	586
Gain (loss) on cash flow hedges, net of tax	3,108	(6,276)	—
Actuarial gain (loss) on pension liabilities, net of tax	73	(211)	15
Total other comprehensive income (loss)	18,776	(7,085)	601
Total comprehensive (loss) income	$(49,213)	$23,282	$(104,217)
Comprehensive (loss) income attributable to non-controlling interest	$(14,352)	$5,608	$(35,015)
Total comprehensive (loss) income attributable to Fluence Energy, Inc.	$(34,861)	$17,674	$(69,202)

The accompanying notes are an integral part of these consolidated financial statements

FLUENCE ENERGY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(U.S. Dollars in Thousands, except Shares)

	Class A Common Stock		Class B-1 Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Non-Controlling interest	Total stockholders’ equity and members’ deficit
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at September 30, 2022	114,873,121	$1	58,586,695	$—	$542,602	$(104,544)	$2,784	550,904	$(5,013)	$193,378	$629,208
Net loss	—	—	—	—	—	(69,620)	—	—	—	(35,198)	$(104,818)
Stock-based compensation	1,171,496	—	—	—	26,920	—	—	—	—	—	$26,920
Class A common stock withheld related to settlement of employee taxes for stock-based compensation awards	(139,070)	—	—	—	—	—	—	139,070	(2,784)	—	$(2,784)
Effect of remeasurement of non-controlling interest due to other share transactions	—	—	—	—	4,379	—	—	—	—	(4,379)	$—
Proceeds from exercise of stock options	2,997,888	—	—	—	7,203	—	—	—	—	—	$7,203
Gain on foreign currency translation, net of tax	—	—	—	—	—	—	408	—	—	178	$586
Actuarial gain on pension liabilities, net of tax	—	—	—	—	—	—	10	—	—	5	$15
Balance at September 30, 2023	118,903,435	$1	58,586,695	$—	$581,104	$(174,164)	$3,202	689,974	$(7,797)	$153,984	$556,330

	Class A Common Stock		Class B-1 Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock		Non-Controlling interest	Total stockholders’ equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at September 30, 2023	118,903,435	$1	58,586,695	$—	$581,104	$(174,164)	$3,202	689,974	$(7,797)	$153,984	$556,330
Net Income	—	—	—	—	—	22,716	—	—	—	7,651	$30,367
Stock-based compensation	997,721	—	—	—	23,855	—	—	—	—	—	$23,855
Class A common stock withheld related to settlement of employee taxes for stock-based compensation awards	(96,074)	—	—	—	—	—	—	96,074	(1,663)	—	$(1,663)
Effect of AES Grid Stability redemption of Class B-1 common stock for Class A common stock	7,087,500	—	(7,087,500)	—	21,428	—	—	—	—	(21,428)	$—
Effect of remeasurement of non-controlling interest due to other share transactions	354,134	—	—	—	3,129	—	—	—	—	(3,129)	$—
Proceeds from exercise of stock options	2,175,081	—	—	—	5,335	—	—	—	—	—	$5,335
Loss on foreign currency translation, net of tax	—	—	—	—	—	—	(411)	—	—	(187)	$(598)
Actuarial loss on pension liabilities, net of tax	—	—	—	—	—	—	(151)	—	—	(60)	$(211)
Loss on cash flow hedges, net of tax	—	—	—	—	—	—	(4,480)	—	—	(1,796)	$(6,276)
Balance at September 30, 2024	129,421,797	$1	51,499,195	$—	$634,851	$(151,448)	$(1,840)	786,048	$(9,460)	$135,035	$607,139

	Class A Common Stock		Class B-1 Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Non-Controlling interest	Total stockholders’ equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at September 30, 2024	129,421,797	1	51,499,195	—	634,851	(151,448)	(1,840)	786,048	(9,460)	135,035	$607,139
Net loss	—	—	—	—		(48,314)	—	—	—	(19,675)	$(67,989)
Stock-based compensation	920,873	—	—	—	19,540		—	—	—		$19,540
Class A common stock withheld related to settlement of employee taxes for stock-based compensation awards	(64,158)	—	—	—	—	—	—	64,158	(753)	—	$(753)
Effect of remeasurement of non-controlling interest due to other share transactions	—	—	—	—	1,430	—	—	—	—	(1,430)	$—
Proceeds from exercise of stock options	885,853	—	—	—	2,170	—	—	—	—		$2,170
Purchases of capped calls related to convertible senior notes	—	—	—	—	(29,000)	—	—	—	—	—	$(29,000)
Cash Distribution to AES	—	—	—	—	(1,035)	—	—	—	—	—	$(1,035)
Gain on foreign currency translation, net of tax	—	—	—	—	—	—	11,185	—	—	4,410	$15,595
Actuarial gain on pension liabilities, net of tax	—	—	—	—	—	—	52	—	—	21	$73
Gain on cash flow hedges, net of tax	—	—	—	—	—	—	2,216	—	—	892	$3,108
Balance at September 30, 2025	131,164,365	$1	51,499,195	—	$627,956	$(199,762)	$11,613	850,206	$(10,213)	$119,253	$548,848

The accompanying notes are an integral part of these consolidated financial statements

FLUENCE ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (U.S. Dollars in Thousands)

	Fiscal Year Ended September 30,
	2025	2024	2023
Operating activities
Net (loss) income	$(67,989)	$30,367	$(104,818)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	29,343	14,482	10,665
Amortization of debt issuance costs	4,217	3,091	914
Inventory provision (recovery)	6,959	23,972	(1,029)
Stock-based compensation	19,540	23,855	26,920
Deferred income taxes	6,351	(6,719)	2,542
Changes in operating assets and liabilities:
Trade receivables	(56,715)	(114,577)	(13,397)
Unbilled receivables	(68,045)	24,747	(50,503)
Receivables from related parties	161,780	(303,963)	53,611
Advances to suppliers	49,113	(64,258)	(36,490)
Inventory	(278,729)	21,731	432,767
Other current assets	20,413	(10,986)	(36,828)
Other non-current assets	(86,819)	(28,100)	(16,632)
Accounts payable	(119,228)	370,124	(242,268)
Deferred revenue with related parties	41,725	(72,201)	(191,431)
Deferred revenue	361,903	(9,796)	(6,934)
Current accruals and provisions	(93,586)	160,206	(12,360)
Taxes payable	(27,891)	22,799	15,753
Other current liabilities	(58,305)	18,185	39,467
Other non-current liabilities	10,425	(23,274)	18,124
Net cash (used in) provided by operating activities	(145,538)	79,685	(111,927)
Investing activities
Proceeds from maturities of short-term investments	—	—	111,674
Payments for purchase of investment in joint venture	—	—	(5,013)
Capital expenditures on software	(14,915)	(10,860)	(9,235)
Purchase of property and equipment	(14,884)	(8,115)	(2,989)
Net cash (used in) provided by investing activities	(29,799)	(18,975)	94,437
Financing activities
Proceeds from borrowing against note receivable - pledged as collateral	—	—	48,176
Class A common stock withheld related to settlement of employee taxes for stock-based compensation awards	(753)	(1,663)	(2,784)
Proceeds from issuance of 2030 Convertible Senior Notes	400,000	—	—
Purchases of Capped Calls related to 2030 Convertible Senior Notes	(29,000)	—	—
Proceeds from exercise of stock options	2,170	5,335	7,203
Distribution to AES Grid Stability	(1,035)	—	—
Principal payments on finance leases	(2,370)	—	—
Payments of debt issuance costs	(12,132)	(8,456)	—
Payments for acquisitions	—	(3,892)	—
Net cash provided by (used in) financing activities	356,880	(8,676)	52,595
Effect of exchange rate changes on cash and cash equivalents	14,381	3,941	(2,095)
Net increase in cash and cash equivalents	195,924	55,975	33,010
Cash, cash equivalents, and restricted cash as of the beginning of the period	518,706	462,731	429,721
Cash, cash equivalents, and restricted cash as of the end of the period	$714,630	$518,706	$462,731

Supplemental disclosure of cash flow information
Interest paid	$9,296	$3,022	$2,336
Cash paid for income taxes	$19,043	$2,661	$1,240
The accompanying notes are an integral part of these consolidated financial statements

FLUENCE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.Organization and Operations
Fluence Energy, Inc., a Delaware corporation (the “Company”), was formed on June 21, 2021. We conduct our business operations through Fluence Energy, LLC and its direct and indirect subsidiaries. Fluence Energy, LLC was formed on June 30, 2017 as a joint venture between Siemens Industry, Inc. (“Siemens Industry”), an indirect subsidiary of Siemens AG (“Siemens”), and AES Grid Stability, LLC (“AES Grid Stability”), an indirect subsidiary of The AES Corporation (“AES”), and commenced operations on January 1, 2018. We refer to Siemens Industry and AES Grid Stability as the “Founders” in this Annual Report on Form 10-K for the fiscal year ended September 30, 2025 (this “Report”).
Upon the completion of our IPO on November 1, 2021, Fluence Energy, Inc. became a holding company whose sole material assets are the limited liability company interests (the “LLC Interests”) in Fluence Energy, LLC. All of our business is conducted through Fluence Energy, LLC, together with its subsidiaries, and the financial results of Fluence Energy, LLC are consolidated in our financial statements. Fluence Energy LLC is taxed as a partnership for federal income tax purposes and, as a result, its members, including Fluence Energy, Inc., will pay income taxes with respect to their allocable shares of its net taxable income. As of September 30, 2025, Fluence Energy, LLC had subsidiaries including Fluence Energy GmbH in Germany, Fluence Energy Pty Ltd. in Australia, Fluence Energy Inc. in the Philippines, Fluence Energy Chile SpA in Chile, Fluence Energy B.V. in Netherlands, Fluence Energy Global Production Operation, LLC in the United States, Fluence BESS India Private Ltd in India, Fluence Energy AG in Switzerland, Fluence Energy UK Ltd. in the United Kingdom, Fluence Energy Canada Inc in Canada, Fluence Energy Singapore Pte Ltd in Singapore, Fluence Energy Taiwan Ltd. in Taiwan, Fluence Energy Japan GK in Japan, and Fluence Energy Ireland Limited in Ireland. Except where the content clearly indicates otherwise, reference to “Fluence,” “we,” “us,” “our” or “the Company” refers to Fluence Energy, Inc. and all of its direct and indirect subsidiaries, including Fluence Energy, LLC. When used in a historical context that is prior to the completion of the IPO, “we,” “us,” “our” or “the Company” refer to Fluence Energy, LLC and its subsidiaries.
Our fiscal year begins on October 1 and ends on September 30. References to “fiscal year 2023,” “fiscal year 2024,” and “fiscal year 2025” refer to the fiscal years ended September 30, 2023, September 30, 2024, and September 30, 2025, respectively.
The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer. The Company’s CODM reviews financial information on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, the Company has determined that it operates in one operating segment, which corresponds to one reportable segment. The CODM uses gross margin, earnings before interest, taxes, depreciation and amortization (“EBITDA”) and consolidated net income to assess performance for the Company, monitor budget versus actual results, and determine how to allocate resources. The Company has concluded that consolidated net income (loss) as reported in the consolidated statements of operations is the measure of segment profit or loss. There are no other expense categories regularly provided to the CODM that are not already included in the primary financial statements herein.
Secondary Offering and AES Redemption
On December 8, 2023, AES Grid Stability, Siemens Pension-Trust e.V. (“Siemens Pension Trust”), and Qatar Holding LLC (“QHL” and together with AES Grid Stability and Siemens Pension Trust in such context, the “Selling Stockholders”) closed an underwritten public offering (the “Offering”) of 18,000,000 shares of Class A common stock by the Selling Stockholders. In conjunction with the Offering, AES Grid Stability exercised its redemption right pursuant to the terms of the LLC Agreement with respect to 7,087,500 LLC Interests held by AES Grid Stability, together with the corresponding cancellation of an equivalent number of shares of Class B-1 common stock of the Company (the “AES Redemption”). The Company elected to settle the AES Redemption through the issuance of 7,087,500 shares of the Company’s Class A common stock. All of the 7,087,500 shares issued to AES Grid Stability in connection with the AES Redemption were sold in the Offering. The Company did not sell any of its shares of Class A common stock in the Offering and the Company did not receive any proceeds from the Offering. The impact of the change in ownership interest did not result in a change in control. The AES Redemption has been accounted for as an equity transaction and the carrying amount of the non-controlling interest has been adjusted. Refer to “Consolidated statements of changes in stockholders’ equity” included herein for more information on the impacts of this redemption to stockholders’ equity.
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

Non-Controlling Interest
As the sole managing member of Fluence Energy, LLC, Fluence Energy, Inc. operates and controls all the business and affairs of Fluence Energy, LLC and, through Fluence Energy, LLC and its direct and indirect subsidiaries, conducts the Company’s business. Fluence Energy, LLC is a variable interest entity, of which Fluence Energy, Inc. beneficially owns a 71.81% interest as of September 30, 2025. For accounting purposes, Fluence Energy, Inc. is considered the primary beneficiary and therefore consolidates the results of Fluence Energy, LLC and its direct and indirect subsidiaries. The table below summarizes the ownership structure at the end of each respective period:

	September 30,
	2025	2024
Controlling Interest Ownership	71.81%	71.53%
Non-Controlling Interest Ownership (AES)	28.19%	28.47%
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

	September 30,
in thousands	2025	2024
Cash and cash equivalents	$690,768	$448,685
Restricted cash	23,862	46,089
Restricted cash included in “Other non-current assets”	—	23,932
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$714,630	$518,706

Restricted cash consisted of the following:

	September 30,
in thousands	2025	2024
Collateral for credit card program	$6,112	$2,757
Collateral for outstanding bank guarantees	7,309	31,360
Collateral for surety program	10,370	9,551
Term deposits	71	2,421
Collateral for surety program included in “Other non-current assets”	—	23,932
Total restricted cash	$23,862	$70,021
Receivables
Trade receivables represent actual billings that are generally due within 30 days from the invoice date, and do not bear interest. Unbilled receivables represent the excess of revenues recognized over billings to date on certain contracts. Receivables are carried at amounts billed, less any reserves for credit losses, if any. The Company periodically assesses collectability of accounts receivable and records an expected credit loss for the estimated uncollectible amount when deemed appropriate. As of September 30, 2025 and 2024, reserve for credit losses was approximately $0.7 million and $2.9 million, respectively.
Advances are given to suppliers based on the contract terms of respective agreements and are presented on a separate line on the consolidated balance sheets. These advances are recovered through the receipt of goods and services mainly used in the production of energy storage products.

Leases
The Company accounts for its leases in accordance with ASC 842, Leases. The Company leases offices, warehouses, and production lines. Leases are categorized at their commencement date and lease-related assets and liabilities are recognized for all leases with an initial term of greater than 12 months. The Company evaluates renewal options at commencement and on an ongoing basis and includes options that are reasonably certain to exercise in its expected lease terms when classifying leases and measuring lease liabilities. The Company’s incremental borrowing rate is used to determine the present value of the lease payments over the lease term for leases, as these leases typically do not have a stated borrowing rate. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. Refer to “Note 8 - Leases” in these consolidated financial statements for our policies and disclosures related to leases.

Foreign Currency Transactions

An entity’s functional currency is the currency of the primary economic environment in which the entity operates and is generally the currency in which the entity generates and expends cash. The reporting currency of the Company is the U.S. dollar. For all Fluence subsidiary entities whose functional currency is not in U.S. Dollar, the balance sheet is translated into U.S. Dollar using the rates in effect at the end of each period. The income statement is translated using the exchange rate in effect on the transaction date. Translation adjustments are included as a separate component on the consolidated statement of comprehensive income (loss). Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency of the respective subsidiary entity. Transaction gains and losses are recognized in “Other (income) expense, net” in the consolidated statements of operations.

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

Revenue and Cost Recognition
The Company’s revenue recognition policy included herein is based on the application of ASC 606. As of September 30, 2025, the Company’s revenue was generated primarily from sale of energy storage products and solutions, providing operational services related to energy storage products, and digital applications. We may refer to our energy storage products as “energy storage solutions” throughout these consolidated financial statements and use this term interchangeably as it is more reflective of the full offering available and provided to our customers.

Revenue from Sale of Energy Storage Products and Solutions: The Company enters into contracts with utility companies, developers, and commercial and industrial customers to design and build battery-based energy storage products. Our projects have a lead time from date of contract execution to substantial completion, typically ranging from approximately twelve up to eighteen months. Generally, we must design the project, as each storage solution is customized depending on the customer’s energy needs, procure the major equipment, obtain manufacturing slots from our contract manufacturers, coordinate the logistics, and assemble the solution prior to delivery and installation at our customer project sites. These actions must be completed timely to adhere to customer schedules and milestones. Depending on the scope of the project we may be responsible for the installation of the equipment. After the equipment is installed, we are responsible for commissioning. The Company recognizes revenue over time when we have enforceable right to payment for work performed to date and the solution, in its completed state, does not have any alternative use to the Company. Revenue is recognized using the percentage of completion (“POC”) method based on actual cost incurred as a percentage of total estimated contract costs. Standard inventory materials (including batteries, enclosures, chillers, and others, which are assembled into “integrated systems”) are included in our measure of progress when they are restricted to a specific customer’s project such that we no longer have the ability to direct their use for other purposes. Contract costs include all direct material and labor costs related to contract performance. As the cost of the assembled integrated systems comprise a substantial portion of the total estimated contract costs, our pattern of revenue recognition may vary materially from period to period. Our judgment on when costs should be included in the measure of progress may have a material impact on revenue recognition.
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
Fluence may incur additional costs to execute on the performance of a contract. When this happens, we typically attempt to recover these costs via a change order with the customer. When this fact pattern occurs, it can create a timing difference between when we have incurred the cost versus when we record the proportionate revenue, since costs are recognized immediately when incurred and the revenue is recognized based upon the transaction price, which is usually increased upon signing a respective change order with the customer. For the fiscal years ended September 30, 2025 and 2024, we recognized $5.5 million and $11.0 million, respectively, in revenue from changes in transaction prices during the period, in which the performance obligations were substantially satisfied in previous periods.
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
Pre-contract costs with no future benefit are expensed in the period in which they are incurred. Generally, pre-contract costs are not material.
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
Some of the agreements also provide a commitment to perform augmentation activities which would typically be represented by installation of additional batteries, and other components as needed, to compensate for partially lost capacity due to degradation of batteries over time. The obligation to perform augmentation activities can take the form of either maintaining battery capacity above a given threshold for a stated term while others provide a fixed number of augmentations over a contract term. Augmentation arrangements that require us to maintain battery capacity above an established thresholds for a given term may be considered service-type warranties depending on the contract terms. These represent a stand-ready obligation in which the customer benefits evenly over time, of which we recognize revenue for these arrangements using a straight-line recognition method. Alternatively, augmentation arrangements that require us to perform a fixed number of augmentations over a contract term follow the percentage of completion revenue recognition method. Since these arrangements require a fixed number of augmentations we must perform, we use the pattern of cost as a proxy to identify when our obligations are satisfied and to recognize revenue.
Revenue from Digital Applications: The Company provides access to proprietary cloud-based Software-as-a-Service (“SaaS”) offerings through several market facing applications. These applications currently include Fluence Mosaic and Fluence Nispera. Fluence Mosaic is an intelligent bidding software for utility-scale storage and renewable assets, helping to enable customers to optimize asset trading in wholesale electricity markets. Fluence Mosaic is currently available in the NEM (Australia), CAISO (California), ERCOT (Texas), and Japan markets. Fluence Nispera is an asset performance management software that helps customers monitor, analyze, forecast, and optimize the performance of their renewable energy assets. Fluence Nispera is an AI-driven utility-scale asset performance management platform that supports portfolios of energy storage, solar, and wind assets. Customers do not receive legal title or ownership of the applications as a result of these arrangements. The use of the Fluence digital software applications is separately identifiable from other promises that the Company offers to its customers. As such, Fluence digital applications are accounted for as separate performance obligations when combined with other Fluence products, solutions, and services. We consider access to the platform and related support services in a customer contract to be a series of distinct services which comprise a single performance obligation because they are substantially the same and have the same pattern of transfer. We recognize revenue over time using a straight-line recognition method.
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
Cost of Goods and Services: Cost of goods and services consists primarily of product costs, including purchased materials and supplies, as well as costs related to shipping, customer support, product warranty and personnel. Personnel costs in cost of goods and services includes both direct labor costs as well as costs attributable to any individuals whose activities relate to the transformation of raw materials or component parts into finished goods or the transportation of materials to the customer. Cost of goods and services are recognized when services are performed or when goods are included in our measure of progress as progress relevant costs, which is when they are restricted to a specific customer’s project.
Inventory, Net
Inventory primarily consists of integrated systems, batteries and related equipment, enclosures, inverters, and spare parts which are used in ongoing battery storage product and solutions projects. Inventory is stated at the lower of cost or net realizable value with cost being determined by the specific identification method. Costs include cost of purchase, costs of conversion and other costs incurred in bringing the inventories to their present location and condition. The Company periodically reviews its inventory for potential obsolescence and write down of its inventory, as appropriate, to net realizable value based on its assessment of usefulness and marketability conditions.

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
As of September 30, 2025, 2024 and 2023, the Company capitalized $8.8 million, $8.9 million, and $6.4 million respectively, of internal-use software.
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
As of September 30, 2025, 2024 and 2023, the Company capitalized $12.7 million, $37.4 million and $0.0 million respectively, of software development costs related to hosting arrangements.
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
As of September 30, 2025, 2024 and 2023, the Company capitalized $5.5 million, $2.3 million and $3.3 million, respectively, of external-use software to be sold.
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
Operating Expenses
Operating expenses include research and development, sales and marketing, general and administrative expenses, and depreciation and amortization. Research and development expenses consist of personnel-related costs across our global research and development (“R&D”) centers for engineers engaged in the design and development and testing of our integrated products and technologies and costs of materials and services procured for research and development projects. Sales and marketing expenses consist primarily of personnel-related expenses, including salaries, stock-based compensation, employee benefits and factoring discounts on receivables sold. General and administrative expenses consist primarily of personnel-related expenses, including salaries, stock-based compensation, and employee benefits, for our executives, finance, human resources, information technology, engineering and legal organizations that do not relate directly to the sales or research and development functions. General and administrative expenses also consist of travel expenses, facilities costs, information technology costs, bad debt expense, and fees for professional services. Professional services consist of audit, legal, tax, insurance, information technology, and other costs. Depreciation consists of costs associated with property, plant, and equipment (“PP&E”) and amortization of intangibles consisting of patents, licenses, developed technology and capitalized software over their expected period of use.
Advertising Costs
Advertising costs are expensed as incurred. Advertising expenses were $4.3 million, $3.3 million, and $1.4 million for the fiscal years ended September 30, 2025, 2024 and 2023, respectively.
Income Taxes
Fluence Energy, LLC is treated as a partnership for U.S. federal income tax purposes. As such, the members are individually liable for their own distributable share of taxable income or loss. The Company is subject to U.S. federal and state income taxes with respect to our allocable share of any taxable income or loss of Fluence Energy, LLC, and taxed at the prevailing corporate tax rates.
The Company is subject to foreign income taxes with respect to our foreign subsidiaries. Foreign subsidiaries of the Company account for income taxes and the related accounts in accordance with ASC 740, Income Taxes. Under ASC 740, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.
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
Government Incentives and Grants
The Company is entitled to AMPC tax credits provided by the IRA (which went into effect in 2023), as modified by the OBBBA (which went into effect in 2025). The Company recognizes the production credits as a reduction to the related cost of goods and services, when there is reasonable assurance that the Company will be able to claim the credits (i.e., upon recognition of revenue and cost of goods services related to the sold eligible equipment). In the years ended September 30, 2025 and 2024, the Company recognized a reduction to cost of goods and services of $6.1 million and $0.0 million, respectively.
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
The Company estimates the fair value of its 2030 Convertible Senior Notes (defined below) using commonly accepted valuation methodologies and market-based risk measurements that are directly observable, such as unadjusted quoted prices in markets that are not active (Level 2). Refer to “Note 13 – Convertible Senior Notes, Net” for further details.
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
In connection with the issuance of the 2030 Convertible Senior Notes, the Company entered into privately negotiated capped call transactions with certain counterparties. The capped call transactions are generally expected to offset the potential dilution to the Company’s Class A common stock upon any conversion of the 2030 Convertible Senior Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted notes, with such reduction and/or offset subject to a cap. Refer to “Note 13 – Convertible Senior Notes, Net” for further details.

Recent Accounting Standards Adopted
The following table presents accounting standards adopted in 2025:

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
The new standard was early adopted by the Company and applied for the Company’s 2030 Convertible Senior Notes. Refer to “Note 13 – Convertible Senior Notes, Net” for further details. The new standard did not have an impact on the condensed consolidated financial statements.

ASU No. 2023-07: Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	ASU 2023-07 requires disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. The update requires other specified segment items and amounts, such as depreciation, amortization, and depletion expense, to be disclosed under certain circumstances. The amendments in this update do not change or remove those disclosure requirements. The amendments in this update also do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments.	As of the three months ended September 30, 2025.
The Company only has one reportable segment. The Company adopted this standard in the fourth quarter of 2025, which did not have a material impact on the consolidated financial statements and related disclosures. Refer to “Note 1 – Organization and Operations” for further details.

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
ASU No. 2025-05: Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets
ASU 2025-05 amends ASC 326-20 to provide a practical expedient (for all entities) and an accounting policy election (for all entities, other than public business entities, that elect the practical expedient) related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606.
		ASU 2025-05 is effective for the Company’s annual report for fiscal year ending September 30, 2027.	The Company is evaluating the impact this guidance will have on its disclosures.
ASU No. 2025-06: Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software
ASU 2025-06 makes targeted improvements to ASC 350-40 and amends certain aspects of the accounting for and disclosure of software costs under ASC 350-40. The amendments supersede the guidance on Web site development costs in ASC 350-50 and relocate that guidance, along with the recognition requirements for development costs specific to Web sites, to ASC 350-40.
		ASU 2025-06 is effective for the Company’s annual report for fiscal year ending September 30, 2029.	The Company is evaluating the impact this guidance will have on its disclosures.

3.(Loss) income per Share
As of September 30, 2025, the Company has two classes of common stock outstanding, Class A and Class B-1. (Loss) income per share is calculated and reported under the “two-class” method. The “two-class” method is an earnings allocation method under which (loss) income per share is calculated for each class of common stock considering both distributions declared or accumulated and participation rights in undistributed earnings as if all such loss had been distributed during the period.
Basic (loss) income per share of Class A common stock is computed by dividing net loss attributable to Class A common stockholders by the weighted average number of shares of Class A common stock outstanding during the period. Diluted (loss) income per share of Class A common stock is computed by adjusting the net (loss) income available to Class A common stockholders and the weighted average shares of Class A common stock outstanding to give effect to potentially dilutive securities. Shares of our Class B-1 common stock are not entitled to receive any distributions or dividends. When an LLC Interest of Fluence Energy, LLC is redeemed for cash or Class A common stock by a Founder who holds shares of our Class B-1 common stock, such Founder will be required to surrender a share of Class B-1 common stock, as the case may be, which we will cancel for no consideration. In the event of cash settlement, the Company is required to issue new shares of Class A common stock and use the proceeds from the sale of these newly-issued shares of Class A common stock to fully fund the cash settlement. Therefore, we did not include shares of our Class B-1 common stock in the computation of basic loss per share.
In periods in which we have a loss, diluted loss per share is equal to basic loss per share because the effect of potentially dilutive securities would be antidilutive.
The following table presents the potentially dilutive securities that were excluded from the computation of diluted (loss) income per share:

	Fiscal Year Ended September 30,
	2025	2024	2023
Class B-1 common stock	51,499,195	—	58,586,695
Shares underlying the conversion option in the 2030 Convertible Senior Notes	18,738,880	—	—
Outstanding pre-IPO options issued pursuant to the 2020 Unit Option Plan	2,211,860	511,756	5,351,585
Outstanding phantom units	—	—	256,935
Outstanding restricted stock units (“RSUs”)	2,232,320	1,103,968	1,843,570
Outstanding performance share units (“PSUs”)	901,516	300,387	—
Outstanding non-qualified stock options (“NQSOs”)	469,893	162,419	—
Outstanding restricted stock (“Nispera equity”)	—	49,171	354,134
Basic and diluted (loss) income per share of Class A common stock for the fiscal year ended September 30, 2025, 2024 and 2023 respectively, have been computed as follows:

	Fiscal Year Ended September 30,
	2025			2024			2023
In thousands, except share and per share amounts	Income	Shares	$ per Share	Income	Shares	$ per Share	Income	Shares	$ per Share
Basic (loss) income per Share
Net (loss) income attributable to Fluence Energy, Inc.	$(48,314)	130,307,162	$(0.37)	$22,716	126,180,011	$0.18	$(69,620)	116,448,602	$(0.60)
Effect of Dilutive Securities							—	—
Class B-1 common stock	—	—		2,105	52,835,363		—	—
Pre-IPO options	—	—		—	3,799,239		—	—
Phantom units	—	—		—	105,468		—	—
RSUs	—	—		—	826,469		—	—
PSUs	—	—		—	71,535		—	—
NQSOs	—	—		—	318		—	—
Nispera equity	—	—		—	216,429		—	—
Diluted (loss) Income per Share
Net (loss) income attributable to Fluence Energy, Inc.	$(48,314)	130,307,162	$(0.37)	$24,821	184,034,832	$0.13	$(69,620)	116,448,602	$(0.60)

4.Revenue from Contracts with Customers
Our revenue is primarily derived from sales of our energy storage products and solutions. The following table presents the Company’s revenue disaggregated by revenue type:

in thousands	Fiscal Year Ended September 30,
	2025	2024	2023
Revenue from sale of energy storage products and solutions	$2,172,360	$2,648,013	$2,197,633
Revenue from services	84,439	45,353	15,992
Revenue from digital applications	6,031	5,196	4,353
Total	$2,262,830	$2,698,562	$2,217,978
The following table presents the Company’s revenue disaggregated by geographical region. Revenues are attributed to regions based on location of customers:

in thousands	Fiscal Year Ended September 30,
	2025	2024	2023
Americas (North, Central and South America)(a)	$1,305,941	$1,593,003	$1,645,107
APAC (Asia Pacific)	348,573	579,255	266,077
EMEA (Europe, Middle-East and Africa)	608,316	526,304	306,794
Total	$2,262,830	$2,698,562	$2,217,978
(a) Revenue from United States of America was $877.3 million, $1,442.0 million and $1,495.0 million for fiscal years 2025, 2024 and 2023, respectively.
Customer Concentration
For the fiscal year ended September 30, 2025, 2024 and 2023, our top two customers, in the aggregate, accounted for approximately 41%, 50% and 49% of total revenue, respectively.
Deferred revenue
The following tables provides information about deferred revenue from contracts with customers:

in thousands	September 30,
	2025	2024	2023
Deferred revenue beginning of period	$274,499	$273,164	$273,073
Additions	587,933	224,423	273,164
Revenue recognized related to amounts that were included in beginning balance of deferred revenue	(221,975)	(223,088)	(273,073)
Deferred revenue end of period	$640,457	$274,499	$273,164

in thousands	September 30,
	2025	2024	2023
Deferred revenue from related parties beginning of period	$38,162	$110,274	$300,697
Additions	71,710	37,382	98,891
Revenue recognized related to amounts that were included in beginning balance of deferred revenue	(29,956)	(109,494)	(289,314)
Deferred revenue from related parties end of period	$79,916	$38,162	$110,274
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

As of September 30, 2025, the Company had $5.3 billion of remaining performance obligations related to our contractual commitments, of which we expect to recognize in revenue approximately 55% to 60% in the next 12 months, with the remainder recognized in revenue in periods thereafter.
5.Inventory, Net
Inventory consisted of the following:

In thousands	September 30, 2025			September 30, 2024
	Cost	Provision	Net	Cost	Provision	Net
Integrated systems, enclosures, batteries and other equipment	$463,493	$(30,891)	$432,602	$200,171	$(25,012)	$175,159
Spare parts	22,415	(2)	$22,413	7,572	(130)	7,442
Total	$485,908	$(30,893)	$455,015	$207,743	$(25,142)	$182,601

6.Other Current Assets
Other current assets consisted of the following amounts:

In thousands	September 30,
	2025	2024
Taxes recoverable	$15,186	$23,962
Prepaid expenses	21,667	10,370
Prepaid insurance	2,538	2,069
Current portion of recoverable warranty costs from suppliers	8,585	5,013
Other	6,695	5,105
Total	$54,671	$46,519
7.Property and Equipment, Net
Property and equipment are stated at amortized cost and consisted of the following:

In thousands	September 30, 2025			September 30, 2024
	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Machinery and Equipment	$25,574	$10,612	$14,962	$12,571	$5,087	$7,484
Construction in Progress	8,128	—	8,128	3,434	—	3,434
IT Equipment	10,109	6,735	3,374	7,683	4,674	3,009
Furniture and Fixtures	1,915	1,336	579	1,421	1,003	418
Leasehold Improvements	3,261	2,066	1,195	1,653	1,494	159
Right-of-use assets – finance leases	24,814	2,757	22,057	—	—	—
Other	2,524	2,499	25	3,319	2,473	846
Total	$76,325	$26,005	$50,320	$30,081	$14,731	$15,350
Total depreciation expense was $11.3 million, $5.6 million and $4.3 million for the fiscal years ended September 30, 2025, 2024 and 2023, respectively.
Property and equipment are depreciated over the estimated useful lives of the respective assets on a straight-line basis. The range of estimated lives for the respective assets is as follows:

Machinery and equipment	10 years
IT equipment	3 years
Furniture and fixtures	5 years
Leasehold Improvements	10 years, or lease term if shorter
Finance lease right-of-use assets	3 years
Other	5 years

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
The Company’s right-of-use assets and lease liabilities primarily relate to offices, warehouses, and U.S battery module production lines in Utah. On May 31, 2025, the Company entered into a finance lease agreement for the U.S. battery module production line in Utah. The production line is classified as a finance lease under ASC 842. The Company’s leases generally have remaining lease terms of one year to nine years. Certain of the Company’s leases contain renewal, extension, or termination options. The Company assesses each option on an individual basis and will only include options reasonably certain of exercise in the lease term. The Company generally considers the base term to be the term provided in the contract. None of the Company’s operating lease agreements contain material options to purchase the leased property, material residual value guarantees, or material restrictions or covenants.
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
The amounts of assets and liabilities and other information for our operating and finance leases are as follows:

In thousands		September 30,
	Balance Sheet Caption	2025	2024
Right-of-use assets:
Operating leases	Other non-current assets	$11,256	$8,186
Finance leases	Property and equipment, net	22,057	—
Total right-of-use assets		33,313	8,186

Lease liabilities:
Operating leases	Other current liabilities	$6,789	$3,064
	Other non-current liabilities	5,044	5,492
Finance leases	Other current liabilities	3,492	—
	Other non-current liabilities	—	—
		$15,325	$8,556

Components of total lease cost for the fiscal years ended September 30, 2025, 2024, and 2023 were as follows:

in thousands	Fiscal Year Ended September 30,
	2025	2024	2023
Lease cost
Finance lease cost:	$2,849	$—	$—
Amortization of right-of-use assets	2,757	—	—
Interest on lease liabilities	92	—	—
Operating lease cost	6,608	3,326	1,939
Short-term and variable lease cost	6,169	3,789	17,123
Sublease income	—	—	(194)
Total lease cost	$15,626	$7,115	$18,868
Supplemental information related to the Company’s operating leases for the fiscal years ended September 30, 2025, 2024 and 2023 was as follows:

in thousands	Fiscal Year Ended September 30,
	2025	2024	2023
Cash paid for amounts included in the measurements of lease liabilities	$6,250	$3,003	2,246
Right-of-use assets obtained in exchange for new operating lease liabilities	$8,642	$6,536	1,024
Weighted average remaining lease term	2.7 years	4.0 years	2.0 years
Weighted average discount rate	6.63%	6.96%	7.20%
Supplemental information related to the Company’s finance lease executed during the fiscal year ended September 30, 2025 was as follows:

in thousands	Fiscal Year Ended September 30,
2025
Cash paid for amounts included in the measurements of lease liabilities	$2,462
Operating cash flows	$92
Financing cash flows	$2,370
Right-of-use assets obtained in exchange for new finance lease liabilities	$5,861
Weighted average remaining lease term	0.8 years
Weighted average discount rate	5.60%
Total remaining lease payments under the Company’s leases for each of the succeeding years are as follows (in thousands):

Year Ended September 30,	Operating Leases	Finance Leases	Total
2026	$7,259	$3,576	$10,835
2027	2,977	—	2,977
2028	953	—	953
2029	590	—	590
2030	246	—	246
Thereafter	951	—	951
Total lease payments	12,976	3,576	16,552
Less: Interest	(1,143)	(84)	(1,227)
Present value of lease liabilities	$11,833	$3,492	$15,325

9.Intangible Assets, Net
Intangible assets are stated at amortized cost and consist of the following:

in thousands	Weighted Average Estimated Useful Lives	September 30, 2025					September 30, 2024
		Cost	Accumulated Amortization		Net		Cost	Accumulated Amortization	Net
Patents and licenses	15 years	$28,856	$(14,911)		$13,945		$28,765	$(12,950)	$15,815
Developed technology	12 years	31,932	(10,910)		21,022		30,842	(7,966)	22,876
Customer relationship	6 years	4,825	(3,035)		1,790		4,624	(2,104)	2,520
Tradenames/Trademarks	8 years	5,379	(4,640)		739		5,329	(3,984)	1,345
Capitalized internal-use software	4 years	24,674	(7,966)		16,708		15,562	(3,010)	12,552
Capitalized software to be sold	5 years	11,109	(1,910)		9,199		5,584	(690)	4,894
Total		$106,775	$(43,372)	—	$63,403	—	$90,706	$(30,704)	$60,002
Intangible assets are amortized over the estimated useful lives of the respective assets on a straight-line basis. Total amortization expense was $12.7 million, $9.1 million, and $6.6 million for the fiscal years ended September 30, 2025, 2024, and 2023, respectively. The amortization expense included $6.2 million, $2.9 million, and $0.8 million for capitalized software for the fiscal years ended September 30, 2025, 2024, and 2023, respectively.
Total future amortization expense for finite-lived intangible assets was estimated as follows:

In thousands	Future Amortization Expenses
2026	$12,167
2027	10,448
2028	8,257
2029	6,730
2030	5,538
Thereafter	12,222
Subtotal	$55,362
Internally developed software projects in process	8,041
Total	$63,403
10.Goodwill
Goodwill is assessed for impairment annually each year on the first day of the Company’s fourth quarter, or when impairment indicators exist. No impairment was recognized for the fiscal years ended September 30, 2025, 2024 and 2023.
The following table presents the goodwill activity:

In thousands	September 30,
	2025	2024
Goodwill, Beginning of the period	$27,482	$26,020
Foreign currency adjustment	1,102	1,462
Goodwill, End of the period	$28,584	$27,482

11.Accruals and Provisions
Accruals mainly represent milestones not yet invoiced for inventory such as, but not limited to, batteries, integrated systems, and inverters. Generally, according to master supply agreements between the Company and suppliers of our inventory, vendor invoices are issued according to contracted billing schedules with certain milestones invoiced after delivery, upon full installation and commissioning of the equipment at substantial completion and final completion project stages. Accruals and provisions consisted of the following:

In thousands	September 30,
	2025	2024
Accruals	$203,410	$287,566
Accruals with related parties	6,353	6,099
Accruals for software development costs	23	10,903
Provisions for expected project losses	15,684	14,652
Current portion of warranty accrual	20,765	19,091
Total	$246,235	$338,311
12.Debt
Revolving Credit Facility

On November 1, 2021, the Company entered into a credit agreement for a revolving credit facility (the “Revolver”), by and among Fluence Energy, LLC, as borrower, Fluence Energy, Inc., as parent guarantor, the subsidiary guarantors party thereto, the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent and collateral agent (as amended, the “Revolving Credit Agreement”). The aggregate amount of commitments was $200.0 million. The Revolving Credit Agreement was terminated effective November 22, 2023, in conjunction with the entry into the ABL Credit Agreement (as further described below) and at such time, the Company prepaid all amounts outstanding under the Revolver and terminated all commitments thereunder. No penalties were required to be paid as a result of the termination.

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
The 2024 Credit Agreement contains customary covenants for this type of financing, including, but not limited to, covenants that restrict our and certain of our subsidiaries ability to: incur indebtedness; incur liens; sell, transfer, or dispose of property and assets; make investments or acquisitions; pay dividends, make distributions or other restricted payments; and engage in affiliate transactions. The 2024 Credit Agreement limits our ability to make certain payments, including dividends and distributions on Fluence Energy, LLC's equity, the Company's equity and other restricted payments. Under the terms of the 2024 Credit Agreement, Fluence Energy, LLC and its subsidiaries are currently limited in their ability to pay cash dividends to, lend to, or make other investments in the Company, subject to certain exceptions. In addition, we are required to maintain (i) from the Amendment Effective Date through December 31, 2025, Total Liquidity of no less than $150,000,000, (ii) from January 1, 2026 and thereafter, Total Liquidity of no less than $100,000,000 or a Consolidated Leverage Ratio as of the last day of any Measurement Period not to exceed 3.50:1.00, and (iii) certain other financial requirements at each Guarantor Coverage Test Date. Such covenants are tested on a quarterly basis and upon the occurrence of other certain restricted payments, the incurrence of indebtedness, certain dispositions, and other specified transactions. As of September 30, 2025, we were in compliance with all such covenants.
The 2024 Credit Agreement contains customary events of default for this type of financing. If an event of default occurs with respect to a borrower, the lenders will be able to, among other things, terminate the commitments immediately, cash collateralize any outstanding letters of credit, declare any loans outstanding to be due and payable in whole or in part, and exercise other rights and remedies. The maturity date and the date of termination of lending commitments under the 2024 Credit Agreement both remain unchanged at November 22, 2027. As of September 30, 2025, there are no cash borrowings under the 2024 Revolver, and there are $194.4 million letters of credit outstanding under the 2024 Revolver, with remaining availability of $305.6 million, net of letters of credit issued.
Borrowings Against Note Receivable - Pledged as Collateral
In December 2022, the Company transferred $24.3 million in customer receivables to Standard Chartered Bank (“SCB”) in the Philippines for proceeds of $21.1 million. The receivables all related to our largest customer in that country. The underlying receivables transferred were previously aggregated into a long-term note, with interest, and a maturity date of September 30, 2024. In April 2023, the Company aggregated into an additional long-term note and transferred an additional $30.9 million in receivables with the same customer to SCB for proceeds of $27.0 million, upon substantially similar terms as the December 2022 transfer and with a maturity date of December 27, 2024. These transactions were treated as secured borrowings as the Company did not transfer the entire note receivables due from the customer to SCB. The Company continued to receive quarterly interest income from the customer, while

SCB was responsible for collecting payments on the principal balances which represented the initial receivable balances from the customer. The Company had no other continuing involvement or exposure related to the underlying receivables. On September 16, 2024 and December 27, 2024, $24.3 million and $30.9 million of receivables, respectively, were paid in full, resulting in the release of the corresponding notes and borrowings. As of September 30, 2025, the Company recorded net interest income of $0.0 million, which represents the net of $0.5 million in interest income and $0.5 million in interest expense recorded in “Interest expense (income), net.” As of September 30, 2024, the Company recorded net interest income of $0.3 million, which represents the aggregate of $4.4 million in interest income and $4.1 million in “Interest expense (income), net”. As of September 30, 2023, the Company recorded net interest income of $1.0 million, which represents the aggregate of $3.4 million in interest income recorded in “Interest expense (income), net” and $2.4 million in interest expense.
13.Convertible Senior Notes, Net
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
The following table presents the net carrying value and fair value of the 2030 Convertible Senior Notes as of September 30, 2025:

In thousands	Principal Amount	Unamortized Debt Issuance Costs	Net Carrying Amount	Fair Value
				Amount	Leveling
2030 Convertible Senior Notes	$400,000	$(9,196)	$390,804	$348,540	Level 2
The fair value was determined based on the quoted prices of the 2030 Convertible Senior Notes in an inactive market on the last traded day of the fiscal year ended September 30, 2025 and has been classified as Level 2 in the fair value hierarchy.
The following table presents the interest expense recognized related to the 2030 Convertible Senior Notes:

In thousands	Fiscal Year Ended September 30,
	2025	2024
Coupon interest	$7,200	$—
Amortization of debt issuance costs	1,426	—
Total	$8,626	$—
Capped Call Transactions
In connection with the 2030 Convertible Senior Notes, the Company entered into privately negotiated capped call transactions with certain financial institutions pursuant to capped call confirmations (collectively the “Capped Calls”). The premiums paid for the purchases of the Capped Calls were $29.0 million. The Capped Calls have an initial strike price of approximately $21.35 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2030 Convertible Senior Notes. The Capped Calls have an initial cap price of $28.74 per share, subject to certain adjustments substantially similar to those applicable to the corresponding 2030 Convertible Senior Notes. The Capped Calls cover, subject to anti-dilution adjustments, approximately 18.7 million shares of the Company’s Class A common stock.
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
14.Income Taxes
The following table presents the components of income (loss) before income tax (in thousands):

in thousands	Fiscal Year Ended September 30,
	2025	2024	2023
Domestic	$(121,163)	$(33,983)	$(100,356)
Foreign	76,091	73,556	87
Income (loss) before income taxes	$(45,072)	$39,573	$(100,269)

The major components of income tax expense/(benefit) were as follows:

in thousands	Fiscal Year Ended September 30,
	2025	2024	2023
Current income tax expense:
Domestic	$165	$1,948	$—
Foreign	14,343	13,700	1,349
Deferred income tax expense (benefit):
Domestic	—	—	—
Foreign	6,293	(6,719)	2,541
Withholding income tax expense:
Domestic	—	—	—
Foreign	2,115	277	659
Total income tax expense	$22,917	$9,206	$4,549
The following table summarizes a reconciliation of the U.S. statutory federal income tax rate to the Company’s effective tax rate.

in thousands	Fiscal Year Ended September 30,
	2025	2024	2023
Statutory rate	21.0%	21.0%	21.0%
State taxes	2.9%	(1.9)%	3.1%
Rate change	(34.2)%	52.6%	(15.5)%
Flow-through losses	(15.2)%	3.3%	(9.3)%
Foreign rate differential	(13.0)%	14.3%	2.2%
Withholding taxes	(4.7)%	0.7%	(0.7)%
Valuation allowance	1.4%	(118.6)%	(12.9)%
Permanent differences	(13.1)%	(12.2)%	7.8%
U.S. tax on foreign earnings	2.0%	50.6%	—%
Return to provision adjustments	3.7%	14.2%	(1.0)%
Other items, net	(1.6)%	(0.7)%	0.8%
Effective tax rate	(50.8)%	23.3%	(4.5)%

In fiscal year 2025, the effective tax rate differs from the U.S. statutory tax rate of 21% primarily due to profitability in foreign jurisdictions with statutory tax rates higher than the U.S. and continued U.S. pre-tax losses that are fully offset with a valuation allowance.

Deferred income tax is generated by Fluence Energy, Inc. and its foreign subsidiaries and is comprised of the following:

in thousands	September 30,
	2025	2024
Deferred Tax Assets
Inventory	$147,457	$129,341
Investment in Fluence Energy, LLC	311,957	333,489
Deferred revenue	35,804	27,374
Tax loss carryforwards	66,641	47,765
Unrealized foreign exchange losses	5,301	5,270
Share-based compensation	3,450	3,843
Other deferred tax assets	4,957	2,047
Total deferred tax assets	575,569	549,129
Valuation allowance	(367,323)	(377,218)
Net deferred tax assets	208,246	171,911
Deferred Tax Liabilities
Trade receivables	(8,698)	(20,043)
Intangible assets	(3,676)	(3,697)
Accrued and other liabilities	(192,983)	(140,401)
Unrealized foreign exchange gains	(7,950)	(5,612)
Other deferred tax liabilities	(423)	(392)
Total deferred tax liabilities	(213,730)	(170,145)
Total net deferred tax assets (liabilities)	$(5,484)	$1,766
As of September 30, 2025 and 2024, the Company did not have material undistributed foreign earnings. The Company has not recorded a deferred tax liability on the undistributed earnings from its foreign subsidiaries, as such earnings are considered to be indefinitely reinvested.
The foreign net operating loss carryforwards as of September 30, 2025 and 2024 are approximately $215.6 million and $186.2 million, respectively. Approximately $20.2 million of the foreign net operating losses will expire between fiscal year 2026 and fiscal year 2035. The federal and state net operating loss carryforwards as of September 30, 2025 and 2024 are approximately $208.9 million ($115.9 million federal and $93.1 million state) and $135.8 million ($51.1 million federal and $84.7 million state), respectively. The federal and state net operating loss carryforwards are attributable to Fluence Energy, Inc., a corporate entity which, upon IPO on November 1, 2021, became the holding company of Fluence Energy, LLC. The federal net operating losses have an unlimited carryforward period. Approximately $82.5 million of state net operating losses will expire between fiscal year 2032 and fiscal year 2045.
As of September 30, 2025 and 2024, the Company had recorded a valuation allowance of $367.3 million and $377.2 million, respectively. In fiscal year 2024, the valuation allowances were recorded against deferred tax assets of the Company’s German, Philippines, Taiwan, and Netherlands subsidiaries, as well as Fluence Energy, Inc. As a holding company, Fluence Energy, Inc. recorded deferred tax assets primarily related to its investment in Fluence Energy, LLC. In fiscal year 2025, the Company maintains that based on the weight of available evidence, including cumulative losses, it is more likely-than-not that the net deferred tax assets of Fluence Energy, Inc. and subsidiaries in Germany, Philippines, Taiwan, and Netherlands will not be realized and recorded a valuation allowance against such deferred tax assets.
The net decrease in the valuation allowance of $9.9 million in fiscal year 2025 is due to a $1.1 million increase recorded through equity, a $11.7 million decrease in valuation allowance related to current year activity in jurisdictions with full valuation allowances of $11.7 million, and a $0.7 million increase related to currency translation adjustments. Further, a future reversal of $2.5 million of the valuation allowance on deferred tax assets as of September 30, 2025, would be accounted for as an increase in equity. For fiscal year 2024, the net increase in the valuation allowance was $5.5 million.
As of September 30, 2025 and 2024, the Company has not recorded any unrecognized tax benefits. All tax jurisdictions remain subject to examination by foreign, federal, and state taxing authorities with the exception of Germany for the tax periods 2018 to 2020 for which the entity was issued a Cancellation Reservation of Review, which permanently closed these periods for audit. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.

15.Commitments and Contingencies
Guarantees, Commitments, Letters of Credit, and Surety Bonds
As of September 30, 2025, the Company had outstanding bank guarantees, parent company guarantees, letters of credit, and surety bonds issued as performance security arrangements associated with a number of our customer projects. In addition, we have a limited number of parent company guarantees issued as payment security to certain vendors. These contractual commitments are all accounted for off-balance sheet. In the event that we fail to perform under a project backstopped by such credit support, the customer or vendor, respectively, may demand performance and/or payment, as applicable, pursuant to the terms of the project contract or vendor contract and applicable credit support instrument from the Company, surety, or bank, as the case may be. Our relationship with our sureties is such that we will indemnify the sureties for any damages and expenses they incur in connection with any of the bonds they issue on our behalf and we may be required to post collateral to support the bonds. With respect to letters of credit, in the event of non-performance under a contract, direct obligations to repay the banks may arise. The Company expects that its performance and payment obligations secured by these bank guarantees, parent company guarantees, letters of credit, and surety bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms.
The following table summarizes contractual obligations as of September 30, 2025. Amounts presented in the following table represent the Company's current undiscounted exposure to guarantees, commitments, letters of credit, and surety bonds and the range of maximum undiscounted potential exposure. The maximum exposure is not reduced by the amounts, if any, that could be recovered under the recourse or collateralization provisions in the guarantees, commitments, letters of credit, and surety bonds.

Contractual Obligations	Amount (in $ millions)	Number of Agreements	Maximum Exposure Range for Each Agreement (in $ millions)
Guarantees and commitments	$4,930	91	0 - 417
Letters of credit under bilateral credit facilities	5	3	0 - 3
Letters of credit under 2024 Revolver	194	35	0 - 56
Surety bonds	715	67	0 - 79
Total	$5,844	196
Purchase Commitments
The Company has commitments for minimum volumes or spend under master supply agreements with our vendors. The majority of the commitments are for purchases of battery cells and modules. Liquidated damages apply if the minimum purchase volumes or spend are not met. The Company currently expects to meet the minimum committed volumes of purchases and spend. The following table presents our future minimum purchase commitments by fiscal year, primarily for battery cells and modules, and liquidated damages, if the minimum purchase volumes or spend are not met, as of September 30, 2025.

in thousands	Purchase Commitments	Liquidated Damages
2026	$205,821	$7,358
2027	254,120	8,100
2028	254,120	8,100
2029	244,120	8,100
2030 and thereafter	237,000	8,100
Total	$1,195,181	$39,758

The Company makes advance payments as capacity guarantees pursuant to purchase agreements with our suppliers. As of September 30, 2025, $53.3 million is recorded within “Advances to suppliers” and $54.6 million is recorded within “Other non-current assets” on the consolidated balance sheets.
Product Performance Guarantees
Typical energy storage products and solutions contracts and long-term service agreements contain provisions for performance liquidated damages payments if the energy storage solution fails to meet the guaranteed performance thresholds at completion of the project or throughout the service agreement period.

Warranties
The Company provides both assurance and service-type warranties to its customers. The Company recognizes revenue for service-type warranties, which are referred to as extended warranties, using a straight-line approach over the service period.

The Company provides assurance-type warranties, apart from the service-type warranties described above, related to the successful operation of battery-based energy storage solutions which typically extend from one to five years, beginning at the commercial operation date or substantial completion date, depending on the contract terms. The warranties are considered assurance-type warranties which provide a guarantee of quality of the products. The Company records an estimate of future warranty cost over the period of construction, consistent with transfer of control and revenue recognition. Additionally, we accrue estimated liability cost of specific reserves or recalls when they are probable and estimable if identified. Warranty expense is recorded as a component of “Cost of goods and services” in the Company’s consolidated statements of operations.

The Company’s assurance-type warranties are often backed by supplier covered warranties for major original equipment manufacturers (OEMs) such as batteries and inverters, which is included in our estimated warranty liability. For warranty obligations covered by supplier warranties, the Company records a corresponding asset for the contractually recoverable amounts due to the fact that the contracts are enforceable, the suppliers are financially viable, and we have a history of satisfying claims with our suppliers. The asset is recorded within “Other current assets” and “Other non-current assets” on the consolidated balance sheets.
As of September 30, 2025 and 2024, the Company accrued the below estimated warranty liabilities:

In thousands	September 30,
	2025	2024
Warranty balance, beginning	$40,242	$26,909
Warranties issued and assumed in period	22,409	19,554
Change in estimates	3,173	(1,692)
Net changes in liability for warranty expirations, costs incurred, and foreign exchange impact	(14,017)	(4,529)
Warranty balance, ending	$51,807	$40,242
Less: Recoverable warranty costs from suppliers	23,578	12,704
Warranty balance, net of recoverable warranty costs from suppliers, at end of period	$28,229	$27,538

The key inputs and assumptions used to estimate our warranty liability are: (1) the expected failure rate, representing the number of units projected to fail or require repair; and (2) the per unit cost to repair or replace, including shipping, labor, and equipment costs.
The assurance warranty liability and related warranty asset are reviewed quarterly and may be adjusted based on actual results, performance trends, or other qualitative factors. These estimates are subject to uncertainty, and differences between the actual failure rates or replacement costs and our assumptions may result in material changes.
Legal Contingencies
From time to time, the Company may be involved in litigation, government investigations, and other regulatory or legal proceedings relating to claims that arise out of our operations and businesses and that cover a wide range of matters, including, but not limited to, securities litigation, intellectual property matters, commercial and contract disputes, insurance and property damage claims, labor and employment claims, torts and personal injury claims, product liability claims, environmental claims, fire safety claims, and warranty claims. The Company accrues for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. It is reasonably possible that some matters could have an unfavorable result to the Company and could require the Company to pay damages or make expenditures in amounts that could be material.
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
Securities Class Actions
On March 11, 2025, a putative federal securities class action complaint captioned Abramov v. Fluence Energy, Inc. et al. (Case No. 1:25-cv-00444) was filed in the United States District Court, Eastern District of Virginia, against the Company and certain of the Company’s executive officers. On April 15, 2025, a putative federal securities class action complaint captioned Kramer v. Fluence Energy, Inc. et al. (Case No. 1:25-cv-00634) was filed in the United States District Court, Eastern District of Virginia, against the Company, certain of the Company’s current and former executive officers, AES Grid Stability, and AES. Both actions purported to be brought on behalf of a purported class of stockholders, and asserted violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder. The complaints sought unspecified damages and other relief. On May 30, 2025, the United States District Court, Eastern District of Virginia ordered the consolidation of the Abramov and Kramer cases, captioned the consolidated matter In re Fluence Energy, Inc. Securities Litigation (Case No. 1:25-cv-00444-PTG-IDD) and appointed a lead plaintiff and lead counsel. The court-appointed lead plaintiff subsequently filed a consolidated complaint that asserts claims under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder against the Company, AES Grid Stability, AES, and certain of the Company’s former and current executive officers. The consolidated complaint seeks unspecified damages and other relief. The defendants moved to dismiss the consolidated complaint on July 11, 2025. The Company does not believe the consolidated complaint states any meritorious claim and intends to defend this case vigorously.
Shareholder Derivative Actions
On March 25, 2025, a purported stockholder, Raffi Elmajian, filed a shareholder derivative complaint captioned Elmajian v. Nebreda et al. in the United States District Court, Eastern District of Virginia (Case No. 1:25-cv-521) against current and former officers and directors of the Company, naming the Company as a nominal defendant. On April 3, 2025, a purported stockholder, Diaa Al Amad, filed a second shareholder derivative complaint captioned Al Amad v. Nebreda et al. in the United States District Court, Eastern District of Virginia (Case No. 1:25-cv-577) against current and former officers and directors of the Company, naming the Company as a nominal defendant. Both derivative complaints allege claims under Section 14(a) of the Exchange Act and Rule 14-9 promulgated thereunder, and breaches of fiduciary duties, among other claims. The actions purport to be brought derivatively on behalf of the Company and seek damages and other various relief. On April 22, 2025, the United States District Court, Eastern District of Virginia ordered the consolidation of the Elmajian and Al Amad cases, captioned In re Fluence Energy, Inc. Shareholder Derivative Litigation (Case No.: 1:25-cv-00521). On July 21, 2025, the United States District Court, Eastern District of Virginia ordered a stay on all proceedings and deadlines in the consolidated derivative matter until resolution of the consolidated securities class action detailed above. The Company believes the claims in the complaints are without merit and intends to defend the matter vigorously.
16.Related-Party Transactions
Related parties are primarily represented by AES and Siemens, their respective subsidiaries, and other entities under common control, and other entities in which Siemens and AES have significant influence. As of September 30, 2025, AES holds 51,499,195 shares of Class B-1 common stock of Fluence Energy, Inc. and Siemens holds an aggregate of 51,499,195 shares of Class A common stock of Fluence Energy, Inc.

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
The Company also provides consulting services to AES whereby Fluence will advise and in some cases provide support to AES on procurement, logistics, design, safety, and commissioning of certain of their projects. Revenue from consulting services is classified as “Revenue from sale of energy storage products and solutions” in the Company’s Disaggregation of revenue table in “Note 3 - Revenue from Contracts with Customers.” Revenue from the consulting services is primarily recognized ratably over time based on a project specific period of performance in which we expect the performance obligation to be fulfilled. For the fiscal year ended September 30, 2025, 2024 and 2023, we have recognized $7.7 million, $8.0 million and $12.3 million, respectively, in revenue from consulting services with related parties.
Revenue from contracts with affiliates is included in “Revenue from related parties” on the Company’s consolidated statements of operations.
In addition, the Company purchases materials and supplies from its affiliates and records the costs in “Cost of goods and services” on the Company’s consolidated statements of operations.
Administrative and Service Agreements
For the fiscal years ended September 30, 2025, 2024 and 2023, the Company has received a limited scope of consulting services from Siemens Advanta, a subsidiary of Siemens AG, and limited treasury services related to executing trades for derivative contracts from AES.
The costs of consulting services are recorded in “Cost of goods and services” or “General and administrative expenses” depending on the scope or nature of the underlying project. The other administrative service agreements are recorded in “General and administrative expenses” on the Company’s consolidated statement of operations.
Guarantees
Fluence paid performance guarantee fees to its affiliates in exchange for guaranteeing Fluence’s performance obligations under certain contracts with Fluence’s customers, which are based on the affiliates’ weighted-average cost for bank guarantees and their per annum cost with a reasonable markup. These guarantees are provided pursuant to the Amended and Restated Credit Support and Reimbursement Agreement, dated June 9, 2021, with AES and Siemens Industry whereby they may, from time to time, agree to furnish credit support to us in the form of direct issuances of credit support to our lenders or other beneficiaries or through their lenders’ provision of letters of credit to backstop our own facilities or obligations. The guarantee fees are included in “Cost of goods and services” on Fluence’s consolidated statements of operations.
Refer to “Note 19 - Supply Chain Financing” for details of the related party guarantees associated with the supply chain financing program.

Balance Sheet Related Party Transactions
The following table presents the components of receivables from related parties and payables to related parties on the Company’s consolidated balance sheets:

in thousands	September 30,
	2025	2024
Accounts receivable	$26,615	$92,183
Unbilled receivables	174,133	270,340
Total receivables from related parties	200,748	362,523
Advances to suppliers	9,603	32,074
Accounts payable	4,985	3,410
Deferred revenue	79,916	38,162
Accruals and provisions	6,353	6,099
Other current liabilities	301	428
Other non-current liabilities	—	1,507
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
Revenue and Expenses

The following table presents the related party transactions that are included the Company’s consolidated statements of operations for the periods indicated:

in thousands	Fiscal Year Ended September 30,
	2025	2024	2023
Revenue(a)	$557,621	$1,096,999	$653,809
Cost of goods and services(b)	80,482	50,653	15,925
Research and development	31	192	912
Sales and marketing	—	123	135
General and administrative	2,061	6,113	5,215
Other income, net(c)	(1,206)	(571)	—
(a) Revenue from AES and its affiliates was approximately $555.1 million, $1,082.3 million, and $642.7 million for the fiscal years ended September 30, 2025, 2024 and 2023, respectively.
(b) Represent purchases from related parties that are included in cost of goods and services and are not associated with the revenue listed in the table above.
(c) For the fiscal year ended September 30, 2025, represents impact on other income as a result of a reduction of our Tax Receivable Agreement liability. For the fiscal year ended September 30, 2024, represents factoring income from a subsidiary of AES related to receivables sold under the Master Receivable Purchase Agreement (“MRPA”). The corresponding cost paid to the purchaser was $2.1 million and is recorded in “Sales and marketing expense” and is not considered a related party transaction. Pursuant to the MRPA, Fluence Energy, LLC may sell certain receivables for any of our customers that choose to participate in the program. Refer to “Note 20 - Sale of Receivables under Master Receivables Purchase Agreement” for more details. This is offset by $1.5 million of expense due to estimated payments due to related parties under the Tax Receivable Agreement.
17.Employee Benefit Plan
The Company maintains a 401(k) plan covering all eligible U.S. payroll employees. The 401(k) plan provides that eligible employees may make contributions subject to IRS limitations. Under terms of the 401(k) plan, the Company matches an employee’s contributions at a rate of 100% up to 5% of the employee’s annual eligible earnings as defined in the 401(k) plan. For the fiscal years ended September 30, 2025 and 2024, the Company contributed approximately $6.1 million and $5.9 million to the 401(k) plan, respectively.
18.Stock-Based Compensation
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

The following table summarizes the unit option activity under the Option Plan:

	Number of options	Weighted average exercise price per option	Weighted average remaining contractual term (years)
Outstanding as of October 1, 2024	3,100,158	$2.45	6.51
Exercised	(885,853)	2.45	—
Forfeited	(2,445)	2.45	—
Outstanding and exercisable as of September 30, 2025	2,211,860	$2.45	5.37

The total intrinsic value of the stock options outstanding under the Option Plan during the fiscal year ended September 30, 2025 was $18.5 million. As of September 30, 2025, the Option Plan had no unrecognized stock compensation expense.

The total intrinsic value of the stock options issued under the Option Plan that were exercised during the years ended September 30, 2025, 2024 and 2023, was $7.4 million, $40.0 million and $56.3 million, respectively.
Phantom Units
Employees, directors, and consultants were granted compensation under Fluence Energy, LLC’s Phantom Equity Incentive Plan (the “Phantom Incentive Plan”). As of September 30, 2021, the Company determined that achievement of the performance conditions related to awards granted under the Phantom Incentive Plan was not probable and therefore, no expense was recognized for the phantom units during the fiscal year ended September 30, 2021. The completion of the IPO on November 1, 2021 resulted in achievement of the performance condition for the majority of the underlying awards granted under the Phantom Incentive Plan. At the completion of the IPO, a portion of the awards to the Company’s officers were modified, extending out the vesting period. The Company will not make any further awards under the Phantom Incentive Plan. As of September 30, 2025 and 2024, there were no phantom unit awards previously issued outstanding and there is no unrecognized stock compensation expense.
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

Restricted Stock Units
RSUs granted under the 2021 Incentive Plan vest ratably at one-third annually on the anniversary of the grant date over a three-year period. The Company generally expenses the grant date fair value of the awards on a straight-line basis over each of the three separately vesting tranches within a given grant. There is no contractual term on the RSUs granted under the 2021 Incentive Plan. The Company estimated the fair value of the awards using the market value of our Class A common stock. The market value of our Class A common stock is calculated using the closing price of our Class A common stock on the date of grant. The following table summarizes activity under the 2021 Incentive Plan for the fiscal year ended September 30, 2025:

	Number of RSUs	Weighted Average Grant Date Fair Values
Outstanding as of October 1, 2024	1,760,418	$20.57
Granted	1,830,935	14.75
Vested	(920,873)	20.45
Forfeited	(438,160)	17.67
Outstanding as of September 30, 2025	2,232,320	$16.41

The granted RSUs generally vest in three equal annual installments. Total compensation cost related to non-vested awards not yet recognized as of September 30, 2025, was $15.1 million and is expected to be recognized over a weighted average period of 1.0 years.
Non-Qualified Stock Options
During the fiscal year ended September 30, 2025, the Company granted 310,422 non-qualified stock options to purchase Class A common stock under the 2021 Incentive Plan with a weighted average exercise price of $16.07. Non-qualified stock options under the 2021 Incentive Plan have a contractual term of ten years from the date of grant. The Company estimated the fair value of the awards using the Black-Scholes option-pricing model. The non-qualified stock options granted under the 2021 Incentive Plan vest ratably at one-third annually on the anniversary of the grant date over a three-year period pursuant to the terms of their applicable award agreements. The Company generally expenses the grant date fair value of the awards on a straight-line basis over each of the three separately vesting tranches within a given grant.

	Number of Options	Weighted average exercise price per share	Weighted average remaining contractual term (years)
Outstanding as of October 1, 2024	187,379	$21.70	9.29
Granted	310,422	16.07	9.22
Vested	—	—	—
Forfeited	(27,908)	19.28	—
Outstanding as of September 30, 2025	469,893	18.12	8.88

The total intrinsic value of the non-qualified stock options outstanding during the fiscal year ended September 30, 2025 was $0.0 million. Total compensation cost related to non-vested awards not yet recognized as of September 30, 2025 totaled $1.8 million, and is expected to be recognized over a weighted average period of 1.1 years.

There were no non-qualified stock options issued under the 2021 Incentive Plan that are exercisable as of September 30, 2025 and 2024. The number of options expected to vest is equal to the number of options granted, which reflects no expected forfeiture.
Performance Share Units
During the fiscal year ended September 30, 2025, the Company granted 690,147 PSUs redeemable for Class A common stock under the 2021 Incentive Plan. The Company has issued two rounds of PSU grants under the 2021 Incentive Plan, the first commencing at the start of fiscal year 2024 and the second commencing at the start of fiscal year 2025. The PSUs for the 2024-2026 performance cycle and the 2025-2027 performance cycle are both earned based on (i) the achievement of two financial performance metrics: cumulative Adjusted EBITDA (65% weight) and cumulative revenue (35% weight), over a two-year performance period beginning October 1st in the year of grant through September 30th in the second year after grant, and (ii) service-based vesting based on continued employment from the date of grant through September 30th in the third year after grant. The performance targets for cumulative revenue and cumulative Adjusted EBITDA are set by the Compensation and Human Resources Committee of the Company’s Board of Directors. PSUs are considered fully vested when both the performance and service based requirements are met in accordance with the vesting requirements and will be settled in Class A common stock no more than 60 days after the end of the third fiscal year. The awards can be paid out in a range of 50% to 200%, with 0% paid out for below-threshold performance, based on the achievement of the performance criteria and upon continued service through the performance period. The Company estimated the fair value of the awards using the market value of our Class A common stock. The market value is calculated using the closing price of our Class A common stock on the date of grant. The Company monitors the achievement of the performance criteria and expenses ratably the grant date fair value of the awards probable to vest over the requisite service period. If there are changes to the amount of probable awards to vest based on achievement of performance criteria, the related stock-based compensation expense may be significantly increased or reduced in the period that our estimate changes.

	Number of Units	Weighted Average Grant Date Fair Values
Outstanding as of October 1, 2024	391,032	$21.61
Granted	690,147	15.69
Vested	—	—
Forfeited	(179,663)	18.17
Outstanding as of September 30, 2025	901,516	$17.77
As of September 30, 2025, 901,516 PSUs previously issued remained outstanding with estimated unrecognized stock compensation expense of $0.0 million.
Other
In connection with the acquisition of Nispera AG in 2022, Fluence issued 531,202 shares of restricted stock to Nispera’s management team. The post combination expense to the Company as a result of the business combination was approximately $6.9 million which was recognized on a straight-line basis over the remaining service period that was stipulated in each holder’s original restricted stock agreement.

Stock-based compensation expense

The stock-based compensation expense was recorded as follows (in thousands):

	Fiscal Year Ended September 30,
in thousands (a)	2025	2024	2023
Cost of goods and services	$2,597	$4,079	$4,164
Research and development	972	2,309	5,062
Sales and marketing	1,792	1,486	2,024
General and administrative	14,289	16,001	15,670
Total stock-based compensation expense	$19,650	$23,875	$26,920

(a) Includes incentive awards that will be settled in shares and incentive awards that will be settled in cash.

19.Supply Chain Financing
The Company has provided certain of our suppliers with access to a supply chain financing program through a third-party financing institution (“SCF Bank”). This program allows the Company to seek extended payment terms up to 120 days with our suppliers and allows our suppliers to monetize their receivables prior to the payment due date, subject to a discount. The Company does not pledge any assets as collateral under the program. Once a supplier elects to participate in the program and reaches an agreement with SCF Bank, the supplier chooses which individual invoices to sell to the SCF Bank. The Company then pays SCF Bank on the invoice due date. The Company has no economic interest in a supplier’s decision to sell an underlying receivable to SCF Bank. The agreements between our suppliers and SCF Bank are solely at their discretion and are negotiated directly between those two parties. Our suppliers’ ability to continue using such agreements is primarily dependent upon the strength of our financial condition and guarantees issued by AES and Siemens. As of September 30, 2025, AES and Siemens Corporation, a subsidiary of Siemens, issued guarantees of $50 million each, for a total of $100 million, to SCF Bank on our behalf. The Company’s outstanding obligations confirmed as valid under its supplier financing program for periods ended September 30, 2025 and September 30, 2024, are as follows:

In thousands	September 30, 2025	September 30, 2024
Obligations outstanding at the beginning of the period	$81,289	$30,001
Invoices issued during the period	63,316	243,655
Invoices paid during the period	(144,605)	(192,367)
Obligations outstanding at the end of the period	$—	$81,289
As of September 30, 2025, two suppliers were actively participating in the supply chain financing program. All outstanding payments owed under the program are recorded within “Accounts payable” on the consolidated balance sheets.
The Company entered into a new $150.0 million supply chain financing arrangement (the “New SCF Facility”) with a third-party financial institution (the “New SCF Bank”) on August 8, 2025. This New SCF Facility allows the Company to seek extended payment terms with our suppliers and allows our suppliers to monetize their receivables prior to the payment due date, subject to a discount. Such sales are at the sole discretion of the supplier, and on terms and conditions that are negotiated between the supplier and the New SCF Bank. The Company is not a party to the arrangement between its suppliers and the New SCF Bank and the Company has no economic interest in a supplier’s decision to sell an underlying receivable to the New SCF Bank. The Company does not provide secured legal assets or other forms of guarantees under this arrangement, nor do any of the Company’s affiliates. Under the New SCF Facility, we are required to maintain a liquidity ratio of 2:1 as of the last day of each calendar month. Liquidity ratio is defined as the ratio of (i) liquidity to (ii) the sum of (x) the aggregate outstanding notional amount of all receivables, bills of exchange or similar negotiable instruments purchased by the original SCF Bank under the existing supply chain financing arrangement described above and (y) the aggregate outstanding notional amount of payables outstanding under this New SCF Facility. Liquidity under the New SCF Facility includes the Company’s cash and cash equivalents and aggregate availability under the Company’s committed credit facilities, including the 2024 Revolver. As of September 30, 2025, no suppliers participated in the New SCF Facility, and the Company had no outstanding payment obligations to the New SCF Bank.
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

When receivables are sold under the MRPA, they are sold without recourse, and our continuing involvement is limited to their servicing, for which the Company receives a fee commensurate with the service provided and therefore no servicing asset or liability related to these receivables was recognized for any period presented. The fair value of the sold receivables approximated their book value due to their short-term nature. For the fiscal year ended September 30, 2024, we sold receivables to CACIB under the MRPA for net proceeds of $71.5 million. At the date of the true sale, the receivables were de-recognized in their entirety from the consolidated balance sheets. We charged a fee to our customer, primarily for providing extended payment terms, in relation to the sale of receivables. We recorded factoring income of $2.1 million and related factoring discount of $2.1 million during the period. The factoring income is recorded in “Other (income) expense, net” and the factoring discount is recorded in “Sales and marketing expense”

on the consolidated statements of operations. Proceeds from the sold receivables are reflected in operating cash flows on the consolidated statements of cash flows. There were no sales of receivables during the fiscal year ended September 30, 2025.

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
The Company currently also has foreign currency forward contracts that are not designated as hedges and the changes in fair value of such derivatives are recognized in current period earnings. As of September 30, 2025, the impact on our consolidated financial statements was not significant.
Cash Flow Hedges
The fair value of the Company’s cash flow hedges as well as their classification on the consolidated balance sheets as of September 30, 2025 and September 30, 2024 are as follows:

In thousands	September 30, 2025			September 30, 2024
	Notional Value	Other Current Assets	Other Current Liabilities	Notional Value	Other Current Assets	Other Current Liabilities
Foreign currency forward contracts	$80,269	$155	$1,493	$106,650	$—	$5,498
The gains or (losses) resulting from changes in fair value of the Company’s cash flow hedges recognized in accumulated other comprehensive (loss) income for the fiscal years ended September 30, 2025, 2024 and 2023 are as follows:

In thousands	Fiscal Year Ended September 30,
	2025	2024	2023
Foreign currency forward contracts, net of tax	$4,018	$(7,394)	$—
The amounts recognized within “Revenue” in the consolidated statements of operations with respect to the Company’s cash flow hedges for the fiscal years ended September 30, 2025, 2024 and 2023 are as follows:

In thousands	Fiscal Year Ended September 30,
	2025	2024	2023
Foreign currency forward contracts	$2,883	$(8,544)	$—
The following table details the changes in the cumulative impact of the gain (loss) on derivatives designated for hedge accounting for the fiscal year ended September 30, 2025 and 2024:

In thousands	September 30, 2025	September 30, 2024
Beginning balance	$(6,276)	$—
Gain (loss) recognized in accumulated other comprehensive income (loss)	4,018	(7,394)
(Gain) loss reclassified from accumulated other comprehensive income (loss) into earnings	(910)	1,118
Ending balance	$(3,168)	$(6,276)

SCHEDULE I. CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
FLUENCE ENERGY, INC.
CONDENSED BALANCE SHEETS
(PARENT COMPANY ONLY)
(U.S. Dollars in Thousands, except share and per share amounts)

	September 30,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$371	$267
Accounts receivable - related party	6,464	—
Other receivables	68	443
Tax receivable	49	—
Total current assets	6,952	710
Non-current assets:
Long-term notes receivable - related party	400,000	—
Investment in subsidiaries	727,297	802,606
Total non-current assets	1,127,297	802,606
Total assets	$1,134,249	$803,316
Liabilities, and stockholders’ equity
Current liabilities:
Accounts payable	119	74
Accounts payable - related party	6,657	2,803
Accruals and provisions	2,625	74
Taxes payable	—	1,955
Other current liabilities - related party	301	—
Total current liabilities	9,702	4,906
Non-current liabilities:
Convertible senior notes, net	390,804	$—
Other non-current liabilities - related party	—	$1,507
Total non-current liabilities	390,804	1,507
Total liabilities	400,506	6,413
Commitments and Contingencies (Note 3)
Stockholders’ Equity:
Preferred stock, $0.00001 per share, 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2025 and 2024	—	—
Class A common stock, $0.00001 par value per share,1,200,000,000 shares authorized; 132,014,571 shares issued and 131,164,365 shares outstanding as of September 30, 2025; 130,207,845 shares issued and 129,421,797 shares outstanding as of September 30, 2024	—	—
Class B-1 common stock, $0.00001 par value per share, 134,325,805 shares authorized; 51,499,195 shares issued and outstanding as of September 30, 2025; 51,499,195 shares issued and outstanding as of September 30, 2024	—	—
Class B-2 common stock, $0.00001 par value per share, 200,000,000 shares authorized; no shares issued and outstanding as of September 30, 2025 and 2024	—	—
Treasury stock, at cost	(10,213)	(9,460)
Additional paid-in capital	939,433	965,562
Distribution from Fluence Energy, LLC	10,213	9,460
Contribution to Fluence Energy, LLC	(17,811)	(15,641)
Accumulated deficit	(187,879)	(153,018)
Total stockholders’ equity	733,743	796,903
Total liabilities, stockholders’ equity	$1,134,249	$803,316

The accompanying notes are an integral part of these condensed financial statements.

SCHEDULE I. CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

FLUENCE ENERGY, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(PARENT COMPANY ONLY)
(U.S. Dollars in Thousands)

	Fiscal Year Ended September 30,
	2025	2024	2023
Revenue	$—	$—	$—
Revenue from related parties	—	—	—
Total Revenue	—	—	—
Operating expenses:
General and administrative	1,401	1,837	1,478
Interest expense, net	1,417	—	—
Other (income) expense, net	(1,209)	1,507	8
Equity in net (loss) income of subsidiaries	(46,540)	28,008	(68,133)
(Loss) income before income taxes	(48,149)	24,664	(69,620)
Income tax expense	165	1,948	—
Net (loss) income	$(48,314)	$22,716	$(69,620)
Net (loss) income attributable to non-controlling interest	—	—	—
Net (loss) income attributable to Fluence Energy, Inc.	$(48,314)	$22,716	$(69,620)

Gain (loss) on foreign currency translation, net of tax	11,185	(411)	408
Gain (loss) on cash flow hedges, net of tax	2,216	(4,480)	—
Actuarial gain (loss) on pension liabilities, net of tax	52	(151)	10
Total other comprehensive income (loss)	13,453	(5,042)	418
Total comprehensive (loss) income	$(34,861)	$17,674	$(69,202)

The accompanying notes are an integral part of these condensed financial statements.

SCHEDULE I. CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

FLUENCE ENERGY, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(PARENT COMPANY ONLY)
(U.S. Dollars in Thousands)

	Fiscal Year Ended September 30,
	2025	2024	2023
Operating activities
Net (loss) income	$(48,314)	$22,716	$(69,620)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in net income (loss) of subsidiaries	46,540	(28,008)	68,133
Amortization of debt issuance costs	1,426	—	—
Stock-based compensation expense	701	821	443
Changes in operating assets and liabilities:
Other receivables	375	(75)	(348)
Accounts receivable - related party	(6,464)	—	—
Taxes receivables	(49)	—	—
Accounts payable	44	74	—
Accounts payable - related party	3,854	1,142	1,453
Accruals and provisions	2,551	74	—
Taxes payable	(1,955)	1,949	6
Other non-current liabilities - related party	(1,507)	1,507	—
Other current liabilities - related party	301	—	—
Net cash provided by operating activities	(2,496)	200	67
Investing activities
Purchase of long-term notes receivable - related party	(400,000)	—	—
Net cash used in investing activities	(400,000)	—	—
Financing activities
Distributions from Fluence Energy, LLC	42,974	1,663	2,784
Class A common stock withheld related to settlement of employee taxes for stock-based compensation awards	(752)	(1,663)	(2,784)
Proceeds from exercise of stock options	2,170	5,335	7,203
Contributions to Fluence Energy, LLC	(2,170)	(5,335)	(7,203)
Purchases of Capped Calls related to 2030 Convertible Senior Notes	(29,000)	—	—
Proceeds from issuance of 2030 Convertible Senior Notes, net	400,000	—	—
Payments of debt issuance costs	(10,622)	—	—
Net cash provided by financing activities	402,600	—	—
Effect of exchange rate changes on cash and cash equivalents	—	—	—
Net increase in cash and cash equivalents	104	200	67
Cash, cash equivalents, as of the beginning of the period	267	67	—
Cash, cash equivalents, as of the end of the period	$371	$267	$67

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
Our fiscal year begins on October 1 and ends on September 30. References to “fiscal year 2023,” “fiscal year 2024”, and “fiscal year 2025” refer to the fiscal years ended September 30, 2023, September 30, 2024 and September 30, 2025, respectively.
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
2. Basis of Presentation
These condensed parent company financial statements should be read in conjunction with the consolidated financial statements of Fluence Energy, Inc. and the accompanying notes thereto, included in this Annual Report on Form 10-K for the fiscal year ended September 30, 2025. For purposes of these condensed financial statements, the Parent Company's interest in Fluence Energy, LLC is recorded based upon its proportionate share of Fluence Energy, LLC’s net assets (similar to presenting them on the equity method).

Certain intercompany balances presented as related party balances in these condensed Parent Company financial statements are eliminated in the consolidated financial statements.

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

The amounts payable under the Tax Receivable Agreement are contingent upon (i) sufficient taxable income to fully utilize the tax benefits; (ii) Fluence Energy, LLC is able to fully depreciate or amortize its assets; and (iii) no material changes in applicable tax law. The payments under the Tax Receivable Agreement are not conditioned upon continued ownership of Fluence Energy, LLC by the Founders. With the exception of a $0.3 million payment under the Tax Receivable Agreement realized as of September 30, 2025, we determined it is not probable that additional payments under the Tax Receivable Agreement would be made, given there was no expectation of future sufficient taxable income over the term of the agreement to utilize deductions in the future.

Refer to “Note 15 - Commitments and Contingencies” to the consolidated financial statements for information regarding pending and threatening legal proceedings, regulatory proceedings, and governmental investigations.

4. Convertible Senior Notes, Net

2030 Convertible Senior Notes
In December 2024, the Parent Company issued $400.0 million aggregate principal amount of 2.25% convertible senior notes due 2030. These 2030 Convertible Senior Notes were issued pursuant to, and are governed by, an indenture, dated as of December 12, 2024, between the Parent Company and UMB Bank, National Association, as trustee (the “Indenture”). The net proceeds from the issuance of the 2030 Convertible Senior Notes were $389.4 million, net of $10.6 million of debt issuance costs.
The 2030 Convertible Senior Notes are senior unsecured obligations of the Parent Company and accrue interest at a rate of 2.25% per year, payable semi-annually in arrears, on June 15 and December 15 of each year, beginning on June 15, 2025. The 2030 Convertible Senior Notes will mature on June 15, 2030, unless earlier converted, redeemed, or repurchased. The 2030 Convertible Senior Notes have an initial conversion rate of 46.8472 shares of the Parent Company’s Class A common stock per $1,000 principal amount of 2030 Convertible Senior Notes, which represents an initial conversion price of approximately $21.35 per share of the Parent Company’s Class A common stock. The conversion rate is subject to customary adjustments upon the occurrence of certain events but will not be adjusted for any accrued and unpaid interest. If a “make-whole fundamental change” (as defined in the Indenture) occurs, then the Parent Company will in certain circumstances increase the conversion rate for a specified period of time.
Capped Call Transactions
In connection with the 2030 Convertible Senior Notes, the Parent Company entered into privately negotiated capped call transactions with certain financial institutions pursuant to capped call confirmations (collectively the “Capped Calls”). The premiums paid for the purchases of the Capped Calls were $29.0 million. The Capped Calls have an initial strike price of approximately $21.35 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2030 Convertible Senior Notes. The Capped Calls have an initial cap price of $28.74 per share, subject to certain adjustments substantially similar to those applicable to the corresponding 2030 Convertible Senior Notes. The Capped Calls cover, subject to anti-dilution adjustments, approximately 18.7 million shares of the Parent Company’s Class A common stock.

Intercompany Convertible Subordinated Note
In relation to the 2030 Convertible Senior Notes issued by the Parent Company, an intercompany convertible subordinated note (the “Intercompany Note”) was issued by Fluence Energy, LLC to the Parent Company on December 12, 2024 and is presented as “Long-term notes receivable - related party” on the condensed balance sheet. The Intercompany Note has the same principal amount of the 2030 Convertible Senior Notes and mirrors the terms and conditions of the 2030 Convertible Senior Notes. Pursuant to the Intercompany Note, the Parent Company has transferred the net proceeds received from the issuance of the 2030 Convertible Senior Notes to Fluence Energy, LLC, and Fluence Energy, LLC effectively assumes all the rights and obligations of the Parent Company under the 2030 Convertible Senior Notes.
An expense reimbursement agreement was also executed between the Parent Company and Fluence Energy, LLC on December 12, 2024. Pursuant to this agreement, Fluence Energy, LLC has reimbursed and indemnified the Parent Company for all expenses related to the offering and issuance of the 2030 Convertible Senior Notes, including the associated Capped Calls. As of September 30, 2025, the Parent Company recorded net interest expense of $1.4 million, comprised of $8.6 million interest expense on the 2030 Convertible Senior Notes and $7.2 million intercompany interest income on the Intercompany Note.
Refer to “Note 13 - Convertible Senior Notes, Net” to the consolidated financial statements for information regarding the 2030 Convertible Senior Notes and the associated Capped Calls.

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

		Additions
in thousands	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Balance at end of period
Deferred tax asset valuation allowance:
Fiscal year ended September 30, 2023	$354,404	$6,825	$10,439	(1)	$371,668
Fiscal year ended September 30, 2024	$371,668	$(44,126)	$49,676	(1)	$377,218
Fiscal year ended September 30, 2025	$377,218	$(11,699)	$1,804	(1)	$367,323
(1) Amount relates primarily to a valuation allowance established on deferred tax assets related to our investment in Fluence Energy, LLC.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to provide reasonable assurance of achieving the objective that information in our reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified and pursuant to the requirements of the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025, the end of the period covered by this Annual Report. Based upon that evaluation, management concluded that, as of September 30, 2025 our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2025 based on the framework set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, our management has concluded the Company maintained effective internal control over financial reporting as of September 30, 2025.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The effectiveness of our internal control over financial reporting as of September 30, 2025, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8. Financial Statements and Supplementary Data herein.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

(a) Disclosure in lieu of reporting on a Current Report on Form 8-K

Item 5.02. Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Director Appointment

On November 24, 2025, our board of directors appointed Ms. Ruth Gratzke as a director, effective immediately, for a term expiring at the Company’s annual meeting of stockholders to be held in 2026 and until her respective successor is duly elected and qualified or her earlier death, disqualification, resignation or removal, subject to the terms of the Stockholders Agreement. Ms. Gratzke was also appointed as a member of the board’s compensation and human resources committee.

Ms. Gratzke’s appointment to the board of directors fills the vacancy created by Ms. Barbara Humpton’s prior resignation from the board, at which time Ms. Humpton had ceased to serve as a director designated by Siemens Industry, pursuant to Siemens Industry’s director appointment right under the Stockholders Agreement. Ms. Gratzke, President of Siemens Smart Infrastructure U.S. and CEO of Siemens Industry, was designated as a nominee to the board of directors by Siemens Industry pursuant to its right under the Stockholders Agreement to designate for nomination to the board of directors up to three directors so long as the Siemens Related Parties (as defined in the Stockholders Agreement) beneficially own in the aggregate 20% or more of all issued and outstanding shares of our Class A common stock (including the Underlying Class A Shares (as defined in the Stockholders Agreement)).

As previously disclosed in our filings with the SEC, Siemens Industry is an indirect subsidiary of Siemens AG, which is a principal stockholder of the Company. Siemens Industry is party to a number of agreements entered into by and among the Company and its other principal shareholders and their respective affiliates which provide a framework for the Company’s relationship with these shareholders, including the Stockholders Agreement. In the ordinary course of our business, Siemens AG and its affiliates purchase, and we expect that Siemens AG and its affiliates will continue to purchase, our products and services for energy storage projects in multiple countries.

In connection with her appointment to the board of directors, Ms. Gratzke entered into the Company’s standard indemnification agreement for directors and officers in the form filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1/A (File No. 333- 259839), filed with the SEC on October 19, 2021.

(b) Director and Officer Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2025, no directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated “Rule 10b5-1 trading arrangements” and/or “non-Rule 10b5-1 trading arrangements” (each as defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

(a) None.

(b) None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Code of Conduct and Ethics
Our board of directors has adopted a code of conduct and ethics that applies to our directors, officers, and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of Fluence’s Code of Conduct and Ethics is posted on our investor relations website, https://ir.fluenceenergy.com. In addition, we intend to post on our website all disclosures that are required by law or Nasdaq rules concerning any amendments to, or waivers from, any provision of the Code of Conduct and Ethics. We are not including this or any other information on our website as a part of, nor incorporating it by reference into, this Annual Report or any of our other SEC filings.
Other
The other information required by this item is incorporated by reference to our Proxy Statement relating to our 2026 Annual Meeting of Stockholders. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended September 30, 2025.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from our Proxy Statement relating to our 2026 Annual Meeting of Stockholders. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended September 30, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference from our Proxy Statement relating to our 2026 Annual Meeting of Stockholders. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended September 30, 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference from our Proxy Statement relating to our 2026 Annual Meeting of Stockholders. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended September 30, 2025.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference from our Proxy Statement relating to our 2026 Annual Meeting of Stockholders. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended September 30, 2025.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES
1.The list of consolidated financial statements and related notes, together with the report of Ernst & Young LLP, appear in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report and are hereby incorporated by reference.
2.The Financial Statement Schedules listed in the Index to Financial Statements in Item 8 is filed as part of this Annual Report. All other financial statement schedules have been omitted because they are not applicable, not material or the required information is otherwise included.
3.The exhibits listed in the following Index to Exhibits are filed or incorporated by reference as part of this Annual Report.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Fluence Energy, Inc.	8-K	001-40978	3.1	November 3, 2021
3.2	First Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Fluence Energy, Inc.	8-K	001-40978	3.1	December 22, 2022
3.3	Certificate of Retirement of 65,674,195 shares of Class B-1 Common Stock Fluence Energy, Inc.	8-K	001-40978	3.1	June 11, 2024
3.4	Amended and Restated Bylaws of Fluence Energy, Inc.	8-K	001-40978	3.2	November 3, 2021
4.1	Specimen Stock Certificate evidencing the shares of Class A common stock	S-1/A	333-259839	4.1	October 19, 2021
4.2	Description of Registered Securities	10-Q	001-40978	4.1	August 7, 2024
4.3	Indenture, dated as of December 12, 2024, between Fluence Energy, Inc. and UMB Bank, National Association, as trustee	8-K	001-40978	4.1	December 12, 2024
4.4	Form of Certificate representing the 2.25% Convertible Senior Notes due 2030 (included as Exhibit A to Exhibit 4.1)	8-K	001-40978	4.2	December 12, 2024
10.1	Third Amended and Restated LLC Agreement of Fluence Energy, LLC, dated as of October 27, 2021	8-K	001-40978	10.1	November 3, 2021
10.2	First Amendment to the Third Amended and Restated LLC Agreement of Fluence Energy, LLC, dated as of October 27, 2021	10-K	001-40978	10.2	November 29, 2023
10.3	Tax Receivable Agreement, dated as of November 1, 2021, by and among Fluence Energy, Inc. and the TRA Parties	8-K	001-40978	10.2	November 3, 2021
10.4	Registration Rights Agreement, dated November 1, 2021, by and among Fluence Energy, Inc. and the Original Equity Owners	8-K	001-40978	10.3	November 3, 2021
10.5	Siemens AG Joinder, dated July 7, 2022, to the Registration Rights Agreement, dated November 1, 2021, by and among Fluence Energy, Inc. and the other parties named therein	10-Q	001-40978	10.1	August 15, 2022
10.6	Siemens Pension-Trust e.V. Joinder, dated September 29, 2022, to the Registration Rights Agreement, dated November 1, 2021, by and among Fluence Energy, Inc. and the other parties named therein	10-K	001-40978	10.5	December 14, 2022
10.7	SPT Invest Management, Sarl Joinder, dated December 19, 2023, to the Registration Rights Agreement, dated November 1, 2021, by and among Fluence Energy, Inc. and the other parties named therein	10-Q	001-40978	10.6	February 8, 2024
10.8	Stockholders Agreement, dated October 27, 2021, by and among Fluence Energy, Inc., Fluence Energy, LLC and the Stockholders	8-K	001-40978	10.4	November 3, 2021
10.9	Siemens AG Joinder, dated July 7, 2022, to the Stockholders Agreement, dated October 27, 2021, by and among Fluence Energy, Inc. and the other parties named therein	10-Q	001-40978	10.2	August 15, 2022
10.10	Siemens Pension-Trust E.V. Joinder, dated September 29, 2022, to the Stockholders Agreement, dated October 27, 2021, by and among Fluence Energy, Inc. and the other parties named therein	10-K	001-40978	10.8	December 14, 2022

		Incorporated by Reference
10.11	SPT Invest Management, Sarl Joinder, dated December 19, 2023, to the Stockholders Agreement, dated October 27, 2021, by and among Fluence Energy, Inc. and the other parties named therein	10-Q	001-40978	10.7	February 8, 2024
10.12†	2021 Incentive Award Plan	S-1/A	333-259839	10.5	October 19, 2021
10.13†	Annual Incentive Plan	10-K	001-40978	10.10	December 14, 2022
10.14†	Form Restricted Stock Unit Award Agreement (Employee and Officer)(IPO)	S-1/A	333-259839	10.6.1	October 19, 2021
10.15†	Form Restricted Stock Unit Award Agreement (Employee & Officer)(rev. May 2023)	10-Q	001-40978	10.1	May 11, 2023
10.16†	Form Restricted Stock Unit Award Agreement (Officer)(revised October 2023)	10-K	001-40978	10.14	November 29, 2023
10.17†	Form Performance Stock Unit Agreement (Officer)(adopted October 2023)	10-K	001-40978	10.15	November 29, 2023
10.18†	Form Stock Option Agreement (Officer)(adopted October 2023)	10-K	001-40978	10.16	November 29, 2023
10.19†	Form Restricted Stock Unit Award Agreement (Employee)(revised October 2023)	10-K	001-40978	10.17	November 29, 2023
10.20†	Form Performance Stock Unit Award Agreement (Employee)(adopted October 2023)	10-K	001-40978	10.18	November 29, 2023
10.21†	Form Restricted Stock Unit Award Agreement (Director)(revised May 2023)	10-Q	001-40978	10.2	May 11, 2023
10.22†	2020 Unit Option Plan and Form Unit Option Award Agreement	S-1	333-259839	10.7	September 28, 2021
10.23†	Offer Letter, dated August 5, 2022, between Fluence Energy, Inc. and Julian Nebreda	8-K	001-40978	10.1	August 8, 2022
10.24†	Offer Letter, dated August 14, 2023, between Fluence Energy, Inc. and Michelle Philpot	8-K	001-40978	10.1	August 18, 2023
10.25†	Offer Letter, dated July 6, 2023, between Fluence Energy, Inc. and Peter Williams	10-K	001-40978	10.29	November 29, 2023
10.26†	Offer Letter, effective date April 1, 2025, between Fluence Energy, Inc. and Peter Williams	10-Q	001-40978	10.1	May 8, 2025
10.27†	Offer Letter, dated November 16, 2023, between Fluence Energy, Inc. and Ahmed Pasha	8-K	001-40978	10.1	November 16, 2023
10.28†	Offer Letter, executed November 17, 2017, between Fluence Energy, LLC and John Zahurancik	10-K	001-40978	10.31	November 29, 2024
10.29†	Fluence Energy, Inc. Executive Severance Plan	8-K	001-40978	10.1	February 10, 2022
10.30	Revised Non-Employee Independent Director Compensation Policy (effective October 1, 2024)	10-Q	001-40978	10.1	August 7, 2024
10.31	Form of Indemnification Agreement	S-1/A	333-259839	10.13	October 19, 2021
10.32	Syndicated Facility Agreement, dated as of November 22, 2023, among Fluence Energy, LLC as the Parent Borrower, the other borrowers party thereto, Fluence Energy, Inc., as the Parent, the other guarantors party thereto, the lenders party thereto, and Barclays Bank PLC, as Administrative Agent.	8-K	001-40978	10.1	November 27, 2023

		Incorporated by Reference
10.33	Master Assignment and Assumption and Issuing Bank Joinder dated as of December 15, 2023 to the Syndicated Facility Agreement, dated as of November 22, 2023, among Fluence Energy, LLC as the Parent Borrower, the other borrowers party thereto, Fluence Energy, Inc., as the Parent, the other guarantors party thereto, the lenders party thereto, and Barclays Bank PLC, as Administrative Agent.	10-Q	001-40978	10.1	February 8, 2024
10.34	Amendment No. 1, dated April 8, 2024, to the Syndicated Facility Agreement, dated as of November 22, 2023, among Fluence Energy, LLC as the Parent Borrower, the other borrowers party thereto, Fluence Energy, Inc., as the Parent, the other guarantors party thereto, the lenders party thereto, and Barclays Bank PLC, as Administrative Agent.	10-Q	001-40978	10.2	May 9, 2024
10.35	Amendment No. 2, dated May 8, 2024, to the Syndicated Facility Agreement, dated as of November 22, 2023, among Fluence Energy, LLC as the Parent Borrower, the other borrowers party thereto, Fluence Energy, Inc., as the Parent, the other guarantors party thereto, the lenders party thereto, and Barclays Bank PLC, as Administrative Agent.	10-Q	001-40978	10.3	May 9, 2024
10.36	Amendment Number Three to Syndicated Facility Agreement, dated as of August 6, 2024, by and among Fluence Energy, Inc., Fluence Energy, LLC, Fluence Energy Global Production Operation, LLC, the other guarantors party thereto, the parties thereto identified as “Exiting Lenders”, the parties thereto identified as “Existing Lenders”, the parties thereto identified as “New Lenders”, Barclays Bank PLC, in its capacity as resigning administrative agent, and Citibank, N.A., in its capacity as successor administrative agent.	10-Q	001-40978	10.2	August 7, 2024
10.37	Master Receivables Purchase Agreement by and among Fluence Energy, LLC and any other seller from time to time party thereto, as sellers and servicers, and Credit Agricole Corporate and Investment Bank, dated February 27, 2024.	10-Q	001-40978	10.1	May 9, 2024
10.38	Amended and Restated Credit Support and Reimbursement Agreement, dated June 9, 2021, by and among Fluence Energy, LLC, The AES Corporation and Siemens Industry, Inc.	S-1	333-259839	10.15	September 28, 2021
10.39	Assignment of Rights, dated April 6, 2021, by and among Siemens Aktiengesellschaft and Fluence Energy, LLC	S-1	333-259839	10.16	September 28, 2021
10.40	Amended and Restated Siemens License Agreement, dated June 9, 2021, by and between Fluence Energy, LLC and Siemens Aktiengesellschaft	S-1/A	333-259839	10.17	October 19, 2021
10.41	Amended and Restated Siemens Industry License Agreement, dated as of June 9, 2021, by and between Siemens Industry, Inc. and Fluence Energy, LLC	S-1/A	333-259839	10.18	October 19, 2021
10.42	Intellectual Property Assignment, dated September 9, 2021, amongst The AES Corporation and Fluence Energy, LLC	S-1/A	333-259839	10.19	October 19, 2021
10.43	License Agreement, dated September 9, 2021, by and between Fluence Energy, LLC and The AES Corporation	S-1/A	333-259839	10.20	October 19, 2021
10.44	Amended and Restated Equipment and Services Purchase Agreement, dated October 27, 2021, by and among Siemens Industry, Inc. and Fluence Energy, LLC.	10-K	001-40978	10.21	December 14, 2021
10.45	Amended and Restated Storage Core Frame Purchase Agreement, dated October 27, 2021, by and among AES Grid Stability, LLC and Fluence Energy, LLC.	10-K	001-40978	10.22	December 14, 2021
10.46	Amended and Restated Storage Core Frame Purchase Agreement, dated October 27, 2021, by and among Siemens Industry, Inc. and Fluence Energy, LLC.	10-K	001-40978	10.23	December 14, 2021
10.47	Amended and Restated Trademark Agreement, dated October 27, 2021, by and among Fluence Energy, LLC and AES Grid Stability, LLC.	10-K	001-40978	10.24	December 14, 2021

		Incorporated by Reference
10.48	Amended and Restated Trademark Agreement, dated October 27, 2021, by and among Fluence Energy, LLC and Siemens Aktiengesellschaft	10-K	001-40978	10.25	December 14, 2021
10.49	Amended and Restated Master Sales Cooperation Agreement, dated October 27, 2021, by and among Fluence Energy, LLC and Siemens Industry, Inc.	10-K	001-40978	10.26	December 14, 2021
10.50	Amended and Restated Cooperation Agreement, dated October 27, 2021, by and among Fluence Energy, LLC and The AES Corporation	10-K	001-40978	10.27	December 14, 2021
10.51	Global Paying Services Agreement between Fluence Energy, LLC as the borrower, and Citibank, N.A.	S-1/A	333-259839	10.30	October 19, 2021
10.52	Form of Capped Call Confirmations	8-K	001-40978	10.1	December 12, 2024
19.1	Insider Trading Compliance Policy	10-K	001-40978	19.1	November 29, 2024
21.1*	List of Subsidiaries of Fluence Energy, Inc.
23.1*	Consent of Ernst & Young LLP
24.1*	Powers of Attorney
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

32.1**	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Fluence Energy, Inc. Policy for Recovery of Erroneously Awarded Compensation	10-K	001-40978	97.1	November 29, 2023
101.INS*	Inline XBRL Instance Document – the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
† Indicates a management or compensatory plan or arrangement.
* Filed herewith.

** This certification is being furnished solely to accompany this Annual Report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing of the registrant under the Securities Act, or the Exchange Act, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 25, 2025

Fluence Energy, Inc.
By:	/s/ Julian Nebreda
Julian Nebreda Chief Executive Officer, President and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Julian Nebreda	Chief Executive Officer, President and Director (Principal Executive Officer)	November 25, 2025
Julian Nebreda
/s/ Ahmed Pasha	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	November 25, 2025
Ahmed Pasha
/s/ Michelle Philpot	Chief Accounting Officer (Principal Accounting Officer)	November 25, 2025
Michelle Philpot

*	Chairman of the Board	November 25, 2025
Herman Bulls

*	Director	November 25, 2025
Cynthia Arnold

*	Director	November 25, 2025
Peter Chi-Shun Luk

*	Director	November 25, 2025
Ricardo Falu

*	Director	November 25, 2025
Elizabeth Fessenden

Director
Ruth Gratzke

*	Director	November 25, 2025
Harald von Heynitz

*	Director	November 25, 2025
Simon James Smith

*	Director	November 25, 2025
Axel Meier

*	Director	November 25, 2025
Tish Mendoza

*	Director	November 25, 2025
John Christopher Shelton

*By: /s/ Vincent W. Mathis
Vincent W. Mathis, as attorney-in-fact