Form 10-Q
period 2025-12-31
Fluence Energy, Inc.
filed 2026-02-04
CIK 1868941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of February 2, 2026, the registrant had 132,436,078 shares of Class A common stock outstanding and 51,499,195 shares of Class B-1 common stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2025 (this “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Report are forward-looking statements. In particular, statements regarding our future results of operations and financial position, operational performance, the Company’s business, growth, and innovation strategy and the efficacy of our products and services to meet evolving needs, future market and industry growth and related opportunities for the Company, projected operating costs, our ability to differentiate our products and optimize our cost structure, our ability to compete, liquidity and access to capital, the timing of future revenue recognition, future capital expenditures and debt service obligations, the Company’s expected growth and demand for our energy storage solutions, services, and digital application offerings and the industry generally, relationships with new and existing customers and suppliers, introduction of new energy storage solutions, services, and digital application offerings and adoption of such offerings by customers, our domestic content strategy, assumptions relating to the Company’s tax receivable agreement, expectations relating to backlog, pipeline, contracted backlog, and order intake, current expectations relating to legal proceedings, impacts and benefits from the Inflation Reduction Act of 2022 (the “IRA”) and related domestic content guidelines on us and our customers, potential impact of the changes to the IRA pursuant to the One Big Beautiful Bill Act (“OBBBA”) and related executive orders and agency guidance on us, our customers, and our suppliers, the implementation and success of our compliance and risk mitigation strategies related to the foregoing regulatory impacts and uncertainty, potential or estimated impact of tariffs and uncertainty around U.S. and foreign trade policy on the Company, our suppliers, and our customers, potential impact from recent delays in ramp up of U.S. contracted production facilities, such as recent delays in Arizona, and the impact on our customers and results of operations, and beliefs, assumptions, prospects, plans, and objectives of management, are forward-looking statements. In some cases, you may identify forward-looking statements by terms such as “may,” “possible,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “seeks,” “intends,” “targets,” “projects,” “contemplates,” “grows,” “believes,” “estimates,” “predicts,” “potential,” “commits,” “would,” or “continue” or the negative of these terms or other similar expressions. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

These forward-looking statements are subject to a number of risks, uncertainties, and other important factors that could cause actual results to differ materially from those in the forward-looking statements, including, but not limited to, the elimination or expiration of government incentives or regulations regarding renewable energy; changes in the global trade environment; fluctuations in order intake and results of operations across fiscal periods; a significant reduction in order volume or loss of significant customers or their inability to perform under contracts; competition for offerings and the ability to attract new customers and retain existing ones; maintaining and enhancing reputation and brand recognition; our ability to manage recent and future growth and the expansion of our business and operations; our ability to attract and retain highly qualified personnel; our growth depending on the success of relationships with third parties; delays, disruptions, and quality control problems in manufacturing operations; risks associated with engineering and construction, utility interconnection, commissioning and installation of energy storage products, cost overruns, and delays; supplier concentration and limited supplier capacity; operating as a global company with a global supply chain; changes in the cost and availability of raw materials and underlying components; lengthy sales and installation cycle for energy storage solutions; quality and quantity of components provided by suppliers; defects, errors, vulnerabilities, and/or bugs in products and technology; events and incidents relating to storage, delivery, installation, operation, maintenance, and shutdowns of products; current and planned foreign operations; failure by contract manufacturers, vendors, and suppliers to use ethical business practices and comply with applicable laws and regulations; actual or threatened health epidemics, pandemics, or similar public health threats; severe weather events; acquisitions made or that may be pursued; our ability to obtain financial assurances for projects; relatively limited operating and revenue history as an independent entity and the nascent clean energy industry; anticipated increases in expenses in the future and our ability to maintain prolonged profitability; the risk that amounts included in the pipeline and contracted backlog may not result in actual revenue or translate into profits; restrictions set forth in current and future credit and debt agreements; our uncertain ability to raise additional capital to execute on business opportunities; fluctuations in currency exchange rates; whether renewable energy technologies are suitable for widespread adoption or if sufficient demand for offerings does not develop or takes longer to develop than anticipated; our estimates on the size of the total addressable market; macroeconomic uncertainty and market conditions; interest rates or a reduction in the availability of tax equity or project debt capital in the global financial markets and corresponding effects on customers’ ability to finance energy storage systems and demand for energy storage solutions; the cost of electricity available from alternative sources; a decline or delay in public acceptance of renewable energy, or increase in the cost of customer projects; increased attention to environmental, social and governance matters; our ability to obtain, maintain, and enforce proper protection for intellectual property, including technology; the threat of lawsuits by third parties alleging intellectual property violations; our having adequate protection for trademarks and trade names; our ability to enforce intellectual property rights; our patent portfolio; our ability to effectively protect data integrity of technology infrastructure, data, and other business systems; the use of open-source software; our failure to comply with third-party license or technology agreements; our inability to license rights to use technologies on reasonable terms; compromises, interruptions, or shutdowns of systems; use of artificial intelligence (“AI”) technologies; potential changes in tax laws or regulations; barriers arising from current electric utility industry policies and regulations and any subsequent changes; environmental, health, and safety laws and potential obligations, liabilities, and costs thereunder; actual or perceived failure to comply with data privacy and data security laws, regulations, industry standards, and other requirements relating to the privacy, security, and processing of personal information; potential future legal proceedings, regulatory disputes, and governmental inquiries; ownership of our Class A common stock; short-seller activists; being a “controlled company” within the meaning of the rules of the Nasdaq Stock Market; conflicts of interest by officers and directors due to positions with our continuing equity owners; relationship with our founders and continuing equity owners; terms of our amended and restated certificate of incorporation and amended and restated bylaws; our dependence on distributions from Fluence Energy, LLC to pay taxes and expenses and Fluence Energy, LLC’s ability to make such distributions may be limited or restricted in certain scenarios; risks arising out of the Tax Receivable Agreement; unanticipated changes in effective tax rates or adverse outcomes resulting from examination of tax returns; risks related to the 2030 Convertible Senior Notes; improper and ineffective internal control over reporting to comply with the Sarbanes-Oxley Act; changes in accounting principles or their applicability; and estimates or judgments relating to critical accounting policies; and the factors described under the headings Part I, Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 25, 2025 (the “2025 Annual Report”), and Part II, Item 1A. “Risk Factors” and Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Many of the important factors that will determine these results are beyond our ability to control or predict. Accordingly, you should not place undue reliance on any such forward-looking statements. We qualify all forward-looking statements contained in this Report by these cautionary statements. Any forward-looking statement speaks only as of the date on which it is made, and, except as otherwise required by law, we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Part I - Financial Information
Item 1. Financial Statements
FLUENCE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars in Thousands, except share and per share amounts)

	Unaudited
	December 31, 2025	September 30, 2025
Assets
Current assets:
Cash and cash equivalents	$452,563	$690,768
Restricted cash	25,211	23,862
Trade receivables, net	288,900	272,820
Unbilled receivables	252,179	239,594
Receivables from related parties	223,029	200,748
Advances to suppliers	120,747	126,778
Inventory, net	540,638	455,015
Other current assets	83,462	54,671
Total current assets	1,986,729	2,064,256
Non-current assets:
Property and equipment, net	$45,891	$50,320
Intangible assets, net	63,733	63,403
Goodwill	28,680	28,584
Deferred income tax asset	4,039	4,046
Other non-current assets	140,580	146,391
Total non-current assets	282,923	292,744
Total assets	$2,269,652	$2,357,000
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$135,246	$321,004
Deferred revenue	804,489	640,457
Deferred revenue with related parties	58,615	79,916
Personnel related liabilities	27,109	31,850
Accruals and provisions	278,024	246,235
Taxes payable	14,302	30,317
Other current liabilities	21,730	20,590
Total current liabilities	1,339,515	1,370,369
Non-current liabilities:
Deferred income tax liability	$9,545	$9,530
Convertible senior notes, net	391,254	390,804
Other non-current liabilities	41,114	37,449
Total non-current liabilities	441,913	437,783
Total liabilities	1,781,428	1,808,152
Stockholders’ Equity:
Preferred stock, $0.00001 per share, 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2025 and September 30, 2025	—	—
Class A common stock, $0.00001 par value per share, 1,200,000,000 shares authorized; 133,188,976 shares issued and 132,220,374 shares outstanding as of December 31, 2025; 132,014,571 shares issued and 131,164,365 shares outstanding as of September 30, 2025, respectively	1	1
Class B-1 common stock, $0.00001 par value per share, 134,325,805 shares authorized; 51,499,195 shares issued and outstanding as of December 31, 2025 and September 30, 2025	—	—
Class B-2 common stock, $0.00001 par value per share, 200,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2025 and September 30, 2025	—	—
Treasury stock, at cost	(12,568)	(10,213)
Additional paid-in capital	635,552	627,956
Accumulated other comprehensive income	9,835	11,613
Accumulated deficit	(244,832)	(199,762)
Total stockholders’ equity attributable to Fluence Energy, Inc.	387,988	429,595
Non-Controlling interests	100,236	119,253
Total stockholders’ equity	488,224	548,848
Total liabilities and stockholders’ equity	$2,269,652	$2,357,000
The accompanying notes are an integral part of these condensed consolidated statements.

FLUENCE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(U.S. Dollars in Thousands, except share and per share amounts)

	Three Months Ended December 31,
	2025	2024
Revenue	$293,002	$116,199
Revenue from related parties	182,232	70,589
Total revenue	475,234	186,788
Cost of goods and services	452,185	165,587
Gross profit	23,049	21,201
Operating expenses:
Research and development	18,541	17,195
Sales and marketing	22,031	18,202
General and administrative	41,848	36,707
Depreciation and amortization	3,749	2,815
Interest expense (income), net	1,372	(741)
Other expense, net	5,985	5,751
Loss before income taxes	(70,477)	(58,728)
Income tax benefit	(7,889)	(1,715)
Net loss	$(62,588)	$(57,013)
Net loss attributable to non-controlling interest	$(17,518)	$(15,547)
Net loss attributable to Fluence Energy, Inc.	$(45,070)	$(41,466)

Weighted average number of Class A common shares outstanding:
Basic	131,522,223	129,482,668
Diluted	131,522,223	129,482,668
Loss per share of Class A common stock:
Basic	$(0.34)	$(0.32)
Diluted	$(0.34)	$(0.32)
`
The accompanying notes are an integral part of these condensed consolidated statements.

FLUENCE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(U.S. Dollars in Thousands)

	Three Months Ended December 31,
	2025	2024
Net loss	$(62,588)	$(57,013)

Gain (loss) on foreign currency translation, net of tax	1,067	(5,311)
(Loss) gain on cash flow hedges, net of tax	(3,542)	8,193
Total other comprehensive (loss) income	(2,475)	2,882
Total comprehensive loss	$(65,063)	$(54,131)
Comprehensive loss attributable to non-controlling interest	$(18,215)	$(14,727)
Total comprehensive loss attributable to Fluence Energy, Inc.	$(46,848)	$(39,404)
The accompanying notes are an integral part of these condensed consolidated statements.

FLUENCE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(U.S. Dollars in Thousands, except Shares)

	Class A Common Stock		Class B-1 Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Non-Controlling interest	Total stockholders’ equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance September 30, 2025	131,164,365	$1	51,499,195	—	$627,956	$(199,762)	$11,613	850,206	$(10,213)	$119,253	$548,848
Net loss	—	—	—	—	—	(45,070)	—	—	—	(17,518)	(62,588)
Stock-based compensation	682,608	—	—	—	5,288	—	—	—	—	—	5,288
Repurchase of Common Stock placed into Treasury	(118,396)	—	—	—	—	—	—	118,396	(2,355)	—	(2,355)
Effect of remeasurement of non-controlling interest due to other share transactions	—	—	—	—	802	—	—	—	—	(802)	—
Proceeds from exercise of stock options	491,797	—	—	—	1,506	—	—	—	—	—	1,506
Gain on foreign currency translation, net of tax	—	—	—	—	—	—	768	—	—	299	1,067
Loss on cash flow hedges, net of tax	—	—	—	—	—	—	(2,546)	—	—	(996)	(3,542)
Balance December 31, 2025	132,220,374	$1	51,499,195	—	$635,552	$(244,832)	$9,835	968,602	$(12,568)	$100,236	$488,224

	Class A Common Stock		Class B-1 Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Non-Controlling interest	Total stockholders’ equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at September 30, 2024	129,421,797	1	51,499,195	—	634,851	(151,448)	(1,840)	786,048	(9,460)	135,035	607,139
Net loss	—	—	—	—	—	(41,466)	—	—	—	(15,547)	(57,013)
Stock-based compensation	358,586	—	—	—	5,266	—	—	—	—	—	5,266
Class A common stock withheld related to settlement of employee taxes for stock-based compensation awards	(23,375)	—	—	—	—	—	—	23,375	(396)	—	(396)
Effect of remeasurement of non-controlling interest due to other share transactions		—	—	—	443	—	—	—	—	(443)	—
Proceeds from exercise of stock options	172,015	—	—	—	422	—	—	—	—	—	422
Purchases of Capped Calls related to 2023 Convertible Senior Notes	—	—	—	—	(29,000)	—	—	—	—	—	(29,000)
Loss on foreign currency translation, net of tax	—	—	—	—	—	—	(3,800)	—	—	(1,511)	(5,311)
Gain on cash flow hedges, net of tax	—	—	—	—	—	—	5,862	—	—	2,331	8,193
Balance December 31, 2024	129,929,023	$1	51,499,195	$—	$611,982	$(192,914)	$222	809,423	$(9,856)	$119,865	$529,300

The accompanying notes are an integral part of these condensed consolidated statements.

FLUENCE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(U.S. Dollars in Thousands)

	Three Months Ended December 31,
	2025	2024
Operating activities
Net loss	$(62,588)	$(57,013)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,794	4,485
Amortization of debt issuance costs	1,148	817
Inventory provision	(7,053)	2,283
Stock-based compensation	5,288	5,266
Deferred income taxes	28	(66)
Changes in operating assets and liabilities:
Trade receivables, net	(16,013)	60,143
Unbilled receivables	(11,822)	10,725
Receivables from related parties	(22,280)	110,198
Advances to suppliers	6,072	(5,593)
Inventory	(77,365)	(368,763)
Other current assets	(28,506)	(7,640)
Other non-current assets	3,222	(11,582)
Accounts payable	(182,749)	(333,593)
Deferred revenue with related parties	(21,301)	(4,959)
Deferred revenue	163,257	316,723
Accruals and provisions	33,761	139,064
Taxes payable	(16,141)	(7,534)
Other current liabilities	(6,294)	(67,354)
Other non-current liabilities	3,750	3,161
Net cash used in operating activities	(226,792)	(211,232)
Investing activities
Capital expenditures on software	(3,521)	(3,077)
Purchase of property and equipment	(5,827)	(2,109)
Net cash used in investing activities	(9,348)	(5,186)
Financing activities
Class A common stock withheld related to settlement of employee taxes for stock-based compensation awards	(2,355)	(396)
Proceeds from issuance of 2030 Convertible Senior Notes	—	400,000
Purchases of Capped Calls related to 2030 Convertible Senior Notes	—	(29,000)
Payment for debt issuance costs	—	(10,195)
Proceeds from exercise of stock options	1,506	422
Principal payments on finance leases	(938)	—
Net cash (used in) provided by financing activities	(1,787)	360,831
Effect of exchange rate changes on cash and cash equivalents	1,071	(8,710)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(236,856)	135,703
Cash, cash equivalents, and restricted cash as of the beginning of the period	714,630	518,706
Cash, cash equivalents, and restricted cash as of the end of the period	$477,774	$654,409
Supplemental Cash Flows Information
Interest paid	$6,236	$920
Cash paid on income taxes	$3,664	$5,707
The accompanying notes are an integral part of these condensed consolidated statements.

FLUENCE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.    Organization and Operations
Fluence Energy, Inc., a Delaware corporation (the “Company”), was formed on June 21, 2021. We conduct our business operations through Fluence Energy, LLC, and its direct and indirect subsidiaries. Fluence Energy, LLC was formed on June 30, 2017 as a joint venture between Siemens Industry, Inc. (“Siemens Industry”), an indirect subsidiary of Siemens AG (“Siemens”), and AES Grid Stability, LLC (“AES Grid Stability”), an indirect subsidiary of The AES Corporation (“AES”), and commenced operations on January 1, 2018. We refer to Siemens Industry and AES Grid Stability as the “Founders” in this Quarterly Report on Form 10-Q for the period ended December 31, 2025 (this “Report”).
Fluence Energy, Inc. is a holding company whose sole material assets are the limited liability company interests (the “LLC Interests”) in Fluence Energy, LLC. All of our business is conducted through Fluence Energy, LLC, together with its subsidiaries, and the financial results of Fluence Energy, LLC are consolidated in our financial statements. Fluence Energy, LLC is taxed as a partnership for federal income tax purposes and, as a result, its members, including Fluence Energy, Inc., pay income taxes with respect to their allocable shares of its net taxable income. As of December 31, 2025, Fluence Energy, LLC had subsidiaries operating in Germany, Australia, Philippines, Chile, the Netherlands, the United States, India, Singapore, United Kingdom, Canada, Taiwan, Ireland, Japan, and Switzerland. Except where the context clearly indicates otherwise, “Fluence,” “we,” “us,” “our,” or the “Company” refers to Fluence Energy, Inc. and all of its direct and indirect subsidiaries, including Fluence Energy, LLC.
The Company’s fiscal year begins on October 1 and ends on September 30. References to “fiscal year 2025” and “fiscal year 2026” refer to the twelve months ended September 30, 2025 and September 30, 2026, respectively.
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
Non-Controlling Interest
As the sole managing member of Fluence Energy, LLC, Fluence Energy, Inc. operates and controls all the business and affairs of Fluence Energy, LLC and, through Fluence Energy, LLC and its direct and indirect subsidiaries, conducts the Company’s business. Fluence Energy, LLC is a variable interest entity, of which Fluence Energy, Inc. beneficially owns an interest as of December 31, 2025. For accounting purposes, Fluence Energy, Inc. is considered the primary beneficiary and therefore consolidates the results of Fluence Energy, LLC and its direct and indirect subsidiaries. The table below summarizes the ownership structure at the end of each respective period:

	December 31, 2025	September 30, 2025
Controlling Interest Ownership	71.97%	71.81%
Non-Controlling Interest Ownership (AES)	28.03%	28.19%
Unaudited Interim Financial Information
The accompanying condensed consolidated financial statements as of December 31, 2025, and for the three months ended December 31, 2025 and 2024 are unaudited. These financial statements should be read in conjunction with the

Company’s audited financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2025 filed with the SEC on November 25, 2025 (the “2025 Annual Report”). In our opinion, such unaudited financial statements reflect all adjustments, including normal recurring items, that are necessary for the fair statement of the Company’s financial position as of December 31, 2025, the results of its operations for the three months ended December 31, 2025 and 2024, and its cash flows for the three months ended December 31, 2025 and 2024. The financial data and other information disclosed in these notes related to the three months ended December 31, 2025 and 2024 are also unaudited. The results for the three months ended December 31, 2025 and 2024 are not necessarily indicative of results for the full year ending or ended September 30, 2026 and 2025, any other interim periods, or any future year or period. The balance sheet as of September 30, 2025 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted in the interim financial statements.
For a complete description of our significant accounting policies, refer to “Note 2 - Summary of Significant Accounting Policies and Estimates” in the audited consolidated financial statements included in our 2025 Annual Report.
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

in thousands	December 31, 2025	September 30, 2025
Cash and cash equivalents	$452,563	$690,768
Restricted cash	25,211	23,862
Total cash, cash equivalents and restricted cash	$477,774	$714,630
Restricted cash at the end of each respective period consisted of the following:

in thousands	December 31, 2025	September 30, 2025
Collateral for credit card program	$6,119	$6,112
Collateral for outstanding bank guarantees	8,555	7,309
Collateral for surety program	10,467	10,370
Term deposits	70	71
Total restricted cash	$25,211	$23,862

Revenue and Cost Recognition
The Company’s revenue recognition policy included herein is based on the application of Accounting Standards Codification - Revenue from Contracts with Customers (ASC 606). As of December 31, 2025, the Company’s revenue was generated primarily from the sale of energy storage products and solutions, providing operational services, and the sale of digital applications and solutions.
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
The Company determines the transaction price based on the consideration expected to be received which includes estimates of variable consideration that are included in the transaction price in accordance with ASC 606. The transaction price identified is allocated to each distinct performance obligation to deliver a good or service based on the relative standalone selling prices. For our energy storage products and solutions, services, and digital applications contracts where there are multiple performance obligations in a single contract or we sign separate contracts at or near the same time with the same customer that meet the criteria for combination, the Company allocates the transaction price to the various obligations in the contract based on the relative standalone selling price. Standalone selling prices are estimated based on estimated costs plus margin taking into consideration pricing history and market factors. Generally, our revenues recognized are not sensitive to the Company’s determination of standalone selling prices
We assess any variable consideration using an expected value method which computes a weighted average amount based on a range of potential outcomes. Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty is resolved. Estimating variable consideration requires certain estimates and assumptions, including whether and by how much a project will be delayed or if we will not meet certain performance specifications per the contract
Our contracts generally provide our customers the right to liquidated damages (“LDs”) against Fluence in the event specified milestones are not met on time or equipment is not delivered according to contract specifications. Liquidated damages are accounted for as variable consideration and the contract price is reduced by the expected LD amount when recognizing revenue. The existence and measurement of LDs may also be impacted by our judgments about the probability of favorable outcomes of customer disputes involving whether certain events qualify as force majeure or the reason for the events that caused project delays. Variable consideration for LDs is estimated using the expected value method.
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
During the three months ended December 31, 2025 and 2024, the Company capitalized $2.4 million and $1.8 million, respectively, of internal-use software.
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
During the three months ended December 31, 2025 and 2024, the Company capitalized $1.0 million and $10.7 million, respectively, of software development costs related to hosting arrangements.
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
During the three months ended December 31, 2025 and 2024, the Company capitalized $1.2 million and $0.9 million, respectively, of external-use software to be sold.
Government Incentives and Grants
The Company is entitled to the Section 45X Advanced Manufacturing Production Tax Credit (the “AMPC”) provided by the IRA (which went into effect in 2023), as modified by the One Big Beautiful Bill Act (“OBBBA”) (which went into effect in 2025). The Company recognizes the production tax credits as a reduction to the related cost of goods and services, when there is reasonable assurance that the Company will be able to claim the credits (i.e., upon recognition of revenue and cost of goods and services related to the sold eligible equipment). During the three months ended December 31, 2025 and 2024 the Company recognized a reduction to cost of goods and services of $5.1 million and $0.0 million.
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
The Company’s cash equivalents include cash on hand and highly liquid investments readily convertible to cash, with an original maturity of 90 days or less when purchased. Fair value of cash equivalents approximates the carrying amount. The carrying amounts of trade receivables and accounts payable, approximate fair values due to their short maturities.
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
Recent Accounting Standards Adopted
The following table presents accounting standards adopted during the three months ended December 31, 2025.

Standard	Description	Period of Adoption	Effect on the financial statements and other significant matters
Accounting Standards Update (“ASU”) No. 2025-12: Codification Improvements	ASU 2025-12 makes updates for a broad range of Topics arising from technical corrections, unintended application of the Codification, clarifications, and other minor improvements. The amendments affect a wide variety of Topics in the Codification and apply to all reporting entities within the scope of the affected accounting guidance.	As of the three months ended December 31, 2025.
Issue 20: Clarify Guidance for the Transfer of Receivables from Contracts with Customers was early adopted by the Company and applied on the Company’s sale of receivables. Refer to “Note 19 – Sale of Receivables” for further details.

Recent Accounting Standards Not Yet Adopted
The following table presents accounting standards not yet adopted:

Standard	Description	Required date of adoption	Effect on the financial statements and other significant matters
ASU No. 2023-09: Income Taxes (Topic 740): Improvements to Income Tax Disclosures	ASU 2023-09 adopts certain amendments to improve the effectiveness of income tax disclosures, including jurisdictional information, by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation, and (2) income taxes paid, disaggregated by jurisdiction.	ASU 2023-09 is effective for the Company’s annual report for fiscal year ending September 30, 2026.	The Company is evaluating the impact this guidance will have on income tax disclosures.
SEC Final Rule Release Nos. 33-11275; 34-99678: The Enhancement and Standardization of Climate-Related Disclosures for Investors	SEC Final Rule Release Nos. 33-11275; 34-99678 requires registrants to provide certain climate-related information in their registration statements and annual reports, including climate-related risks that have materially impacted, or are reasonably likely to have a material impact on, its business strategy, results of operations, or financial condition. In addition, certain disclosures related to severe weather events and other natural conditions will be required in registrants’ annual reports.	SEC Final Rule Release Nos. 33-11275; 34-99678 is effective for the Company’s annual report for fiscal year ending September 30, 2026.	The Company is evaluating the impact this guidance will have on climate-related disclosures.

ASU No. 2024-03: Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	ASU 2024-03 requires disclosure of qualitative and quantitative information about certain costs and expenses in the notes to the financial statements on an interim and annual basis. ASU No. 2025-01: Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, was subsequently issued and clarified the effective date of ASU 2024-03.	ASU 2024-03 is effective for the Company’s annual report for fiscal year ending September 30, 2028 and interim reporting periods beginning from January 1, 2028.	The Company is evaluating the impact this guidance will have on its disclosures.
ASU No. 2025-05: Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets	ASU 2025-05 amends ASC 326-20 to provide a practical expedient (for all entities) and an accounting policy election (for all entities, other than public business entities, that elect the practical expedient) related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606.	ASU 2025-05 is effective for the Company’s annual report for fiscal year ending September 30, 2027 and interim periods within that annual reporting period.	The Company is evaluating the impact this guidance will have on its disclosures.
ASU No. 2025-06: Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software	ASU 2025-06 makes targeted improvements to ASC 350-40 and amends certain aspects of the accounting for and disclosure of software costs under ASC 350-40. The amendments supersede the guidance on Web site development costs in ASC 350-50 and relocate that guidance, along with the recognition requirements for development costs specific to Web sites, to ASC 350-40.	ASU 2025-06 is effective for the Company’s annual report for fiscal year ending September 30, 2029 and interim periods within that annual reporting period.	The Company is evaluating the impact this guidance will have on its disclosures.
ASU No. 2025-09: Derivatives and Hedging (Topic 815): Hedge Accounting Improvements	ASU 2025-09 amends certain aspects of the hedge accounting guidance in ASC 815. The amendments are intended to more closely align hedge accounting with the economics of an entity’s risk management activities.	ASU 2025-09 is effective for the Company’s annual report for fiscal year ending September 30, 2028 and interim periods within that annual reporting period.	The Company is evaluating the impact this guidance will have on its disclosures.
ASU No. 2025-10: Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities	ASU 2025-10 adds guidance to ASC 832 on the recognition, measurement, and presentation of government grants. In the absence of such guidance, many for-profit entities historically have analogized to other GAAP, including IAS 20 or ASC 958-605, when accounting for government grants. In developing the ASU’s recognition and measurement framework, the FASB largely leveraged the guidance in IAS 20.	ASU 2025-10 is effective for the Company’s annual report for fiscal year ending September 30, 2030 and interim periods within that annual reporting period.	The Company is evaluating the impact this guidance will have on its disclosures.

ASU No. 2025-11: Interim Reporting (Topic 270): Narrow-Scope Improvements	ASU 2025-11 improves the guidance in Topic 270, Interim Reporting, by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. The amendments also provide additional guidance on what disclosures should be provided in interim reporting periods and add to Topic 270 a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity.	ASU 2025-11 is effective for the Company’s interim reports within fiscal year ending September 30, 2029.	The Company is evaluating the impact this guidance will have on its disclosures.
ASU No. 2025-12: Codification Improvements	ASU 2025-12 makes updates for a broad range of Topics arising from technical corrections, unintended application of the Codification, clarifications, and other minor improvements. The amendments affect a wide variety of Topics in the Codification and apply to all reporting entities within the scope of the affected accounting guidance.
ASU 2025-12 is effective for the Company’s annual report for fiscal year ending September 30, 2028 and interim periods within that annual reporting period. Early adoption is permitted in both interim and annual reporting periods, and the Company may elect to early adopt the amendments on an issue-by-issue basis.
Issue 20 was early adopted by the Company and applied for the Company’s sale of receivables. The Company is evaluating the impact of other Issues in this guidance will have on its disclosures.
3.    Loss per Share
As of December 31, 2025, the Company has two classes of common stock outstanding, Class A and Class B-1. Loss per share is calculated and reported under the “two-class” method. The “two-class” method is an earnings allocation method under which loss per share is calculated for each class of common stock considering both distributions declared or accumulated and participation rights in undistributed earnings as if all such loss had been distributed during the period.
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
The following table presents the potentially dilutive securities that were excluded from the computation of diluted loss per share:

	Three Months Ended December 31,
	2025	2024
Class B-1 common stock	51,499,195	51,499,195
Shares underlying the conversion option in the 2030 Convertible Senior Notes	18,738,880	18,738,880
Outstanding pre-IPO options issued pursuant to the 2020 Unit Option Plan	1,739,395	2,928,143
Outstanding restricted stock units (“RSUs”)	2,081,778	2,914,001
Outstanding performance share units (“PSUs”)	1,046,209	1,021,724
Outstanding non-qualified stock options (“NQSOs”)	435,302	492,580
Outstanding restricted stock (“Nispera equity”)	—	177,067
Basic and diluted income (loss) per share of Class A common stock for the three months ended December 31, 2025 and 2024, respectively, have been computed as follows:

	Three Months Ended December 31,
	2025			2024
In thousands, except share and per share amounts	Loss	Shares	$ per Share	Loss	Shares	$ per Share
Basic loss per Share
Net loss attributable to Fluence Energy, Inc.	$(45,070)	131,522,223	$(0.34)	$(41,466)	129,482,668	$(0.32)
Diluted loss per Share
Net loss attributable to Fluence Energy, Inc	$(45,070)	131,522,223	$(0.34)	$(41,466)	129,482,668	$(0.32)

4.    Revenue from Contracts with Customers
Revenue is primarily derived from sales of our energy storage products and solutions. The following table presents the Company’s revenue disaggregated by product or service type:

In thousands	Three Months Ended December 31,
	2025	2024
Revenue from energy storage products and solutions	$450,881	$169,752
Revenue from services	22,489	15,666
Revenue from digital applications and solutions	1,864	1,370
Total	$475,234	$186,788
The following table presents the Company’s revenue disaggregated by geographical region. Revenues are attributed to regions based on location of customers:

In thousands	Three Months Ended December 31,
	2025	2024
Americas (North, Central, and South America)	$333,782	$97,341
APAC (Asia Pacific)	68,033	29,805
EMEA (Europe, Middle-East, and Africa)	73,419	59,642
Total	$475,234	$186,788

Customer Concentration
For the three months ended December 31, 2025, the Company’s top three customers, in the aggregate, accounted for approximately 57% of total revenue.
For the three months ended December 31, 2024, the Company’s top two customers, in the aggregate, accounted for approximately 50% of total revenue.
Deferred Revenue
Deferred revenue from related parties is included in the Company’s condensed consolidated balance sheets. The following table provides information about deferred revenue from contracts with customers:

In thousands	Three Months Ended December 31,
	2025	2024
Deferred revenue, beginning of period	$640,457	$274,499
Additions	306,679	342,560
Revenue recognized related to amounts that were included in beginning balance of deferred revenue	(142,647)	(44,324)
Deferred revenue end of period	$804,489	$572,735

In thousands	Three Months Ended December 31,
	2025	2024
Deferred revenue from related parties, beginning of period	$79,916	$38,162
Additions	15,235	2,351
Revenue recognized related to amounts that were included in beginning balance of deferred revenue	(36,536)	(7,344)
Deferred revenue from related parties, end of period	$58,615	$33,169
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
As of December 31, 2025, the Company had $5.5 billion of remaining performance obligations related to contractual commitments, of which we expect to recognize in revenue approximately 57% to 62% in the next 12 months, with the remainder recognized in revenue in periods thereafter.
5.    Inventory, Net
Inventory consisted of the following:

In thousands	December 31, 2025			September 30, 2025
	Cost	Provision	Net	Cost	Provision	Net
Integrated Systems, batteries, and other equipment	$541,684	$(24,088)	$517,596	$463,493	$(30,891)	$432,602
Spare parts	23,063	(21)	23,042	22,415	(2)	22,413
Total	$564,747	$(24,109)	$540,638	$485,908	$(30,893)	$455,015

6.    Other Current Assets
Other current assets consisted of the following amounts:

In thousands	December 31, 2025	September 30, 2025
Taxes recoverable	$28,637	$15,186
Prepaid expenses	26,982	21,667
Prepaid insurance	14,684	2,538
Current portion of recoverable warranty costs from suppliers	9,386	8,585
Other	3,773	6,695
Total	$83,462	$54,671
7.    Intangible Assets, Net
Intangible assets are stated at amortized cost and consisted of the following:

In thousands	December 31, 2025			September 30, 2025
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Patents and licenses	$28,853	$(15,396)	$13,457	$28,856	$(14,911)	$13,945
Developed technology	32,025	(11,619)	20,406	31,932	(10,910)	21,022
Customer relationship	4,850	(3,266)	1,584	4,825	(3,035)	1,790
Trade names/Trademarks	5,383	(4,803)	580	5,379	(4,640)	739
Capitalized internal-use software	27,091	(9,354)	17,737	24,674	(7,966)	16,708
Capitalized software to be sold	12,289	(2,320)	9,969	11,109	(1,910)	9,199
Total	$110,491	$(46,758)	$63,733	$106,775	$(43,372)	$63,403
Intangible assets are amortized over their estimated useful lives on a straight-line basis. Total amortization expense for the three months ended December 31, 2025 and 2024 was $3.4 million and $2.3 million, respectively. The amortization expense for the three months ended December 31, 2025 and 2024 included $1.8 million and $1.3 million for capitalized software, respectively.
8.    Goodwill
No impairment was recognized for the three months ended December 31, 2025 or 2024. The following table presents the goodwill activity for the three months ended December 31, 2025 and 2024:

In thousands	December 31,
	2025	2024
Goodwill, Beginning of the period	$28,584	$27,482
Foreign currency adjustment	96	(1,283)
Goodwill, End of the period	$28,680	$26,199
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
The amounts of assets and liabilities and other information for the Company’s operating and finance leases are as follows:

In thousands	Balance Sheet Caption	December 31, 2025	September 30, 2025
Right-of-use assets:
Operating leases	Other non-current assets	$9,783	$11,256
Finance leases	Property and equipment, net	19,989	22,057
Total right-of-use assets		29,772	33,313

Lease liabilities:
Operating leases	Other current liabilities	$6,816	$6,789
	Other non-current liabilities	3,516	5,044
Finance leases	Other current liabilities	2,554	3,492
Total lease liabilities		$12,886	$15,325
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

In thousands	December 31, 2025	September 30, 2025
Accruals	$240,719	$203,410
Accruals with related parties	942	6,353
Accruals for software development costs	48	23
Provisions for expected project losses	14,298	15,684
Current portion of warranty accrual	22,017	20,765
Total	$278,024	$246,235
11.    Debt
2024 Revolver
On August 6, 2024, Fluence Energy, Inc. entered into Amendment Number Three ("Amendment No. 3") to the ABL Credit Agreement by and among Fluence Energy, LLC, as parent borrower, the Company, as parent, the other borrowers party thereto, the other guarantors party thereto, the lenders party thereto, and Citibank, N.A., as administrative agent (as successor to Barclays Bank PLC) (such agreement, as so amended, the "2024 Credit Agreement") in order to (i) convert the ABL Facility to a senior secured cash flow revolving credit facility in an initial aggregate principal amount of up to $500.0 million (the "2024 Revolver"), (ii) replace Barclays Bank PLC as administrative agent under the 2024 Credit Agreement with Citibank, N.A., and (iii) make certain other modifications to the 2024 Credit Agreement as set forth therein. Capitalized terms used in this subsection that are not otherwise defined are defined in the 2024 Credit Agreement.
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
The 2024 Credit Agreement contains customary covenants for this type of financing, including, but not limited to, covenants that restrict our and certain of our subsidiaries’ ability to: incur indebtedness; incur liens; sell, transfer, or dispose of property and assets; make investments or acquisitions; pay dividends, make distributions or other restricted payments; and engage in affiliate transactions. The 2024 Credit Agreement limits our ability to make certain payments, including dividends and distributions on Fluence Energy, LLC's equity, the Company's equity and other restricted payments. Under the terms of the 2024 Credit Agreement, Fluence Energy, LLC and its subsidiaries are currently limited in their ability to pay cash dividends to, lend to, or make other investments in the Company, subject to certain exceptions. In addition, we are required to maintain (i) through December 31, 2025, Total Liquidity of no less than $150,000,000, (ii) from January 1, 2026 and thereafter, Total Liquidity of no less than $100,000,000 or a Consolidated Leverage Ratio as of the last day of any Measurement Period not to exceed 3.50:1.00, and (iii) certain other financial requirements at each Guarantor Coverage Test Date. Such covenants are tested on a quarterly basis and upon the occurrence of other certain restricted payments, the incurrence of indebtedness, certain dispositions, and other specified transactions. As of December 31, 2025, we were in compliance with all such covenants.
The 2024 Credit Agreement contains customary events of default for this type of financing. If an event of default occurs with respect to a borrower, the lenders will be able to, among other things, terminate the commitments immediately, cash collateralize any outstanding letters of credit, declare any loans outstanding to be due and payable in whole or in part, and exercise other rights and remedies. The maturity date and the date of termination of lending commitments under the 2024 Credit Agreement both remain unchanged at November 22, 2027. As of December 31, 2025, there are no cash borrowings under the 2024 Revolver, and there are $121.7 million letters of credit outstanding under the 2024 Revolver, with remaining availability of $378.3 million, net of letters of credit issued.
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
The following table presents the net carrying value and fair value of the 2030 Convertible Senior Notes as of December 31, 2025:

In thousands	Principal Amount	Unamortized Debt Issuance Costs	Net Carrying Amount	Fair Value
				Amount	Leveling
2030 Convertible Senior Notes	$400,000	$(8,746)	$391,254	$488,976	Level 2
The fair value was determined based on the quoted prices of the 2030 Convertible Senior Notes in an inactive market on the last traded day of the quarter ended December 31, 2025 and has been classified as Level 2 in the fair value hierarchy.
The following table presents the interest expense recognized related to the 2030 Convertible Senior Notes:

In thousands	Three Months Ended December 31,
	2025	2024
Coupon interest	$2,250	$475
Amortization of debt issuance costs	450	96
Total	$2,700	$571

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
Income tax benefit was $7.9 million and $1.7 million for the three months ended December 31, 2025 and 2024, respectively. The effective tax rate for the three months ended December 31, 2025 and 2024 was 11.2% and 2.9%, respectively. For the three months ended December 31, 2025, the Company’s effective tax rate differs from the U.S. statutory tax rate of 21% primarily due to valuation allowances.
As of December 31, 2025 and September 30, 2025, the Company does not believe it has any significant uncertain tax positions and therefore, has not recorded any unrecognized tax benefits.
The Company evaluates the realizability of its deferred tax assets on a quarterly basis and establishes valuation allowances when it is more-likely-than-not that all or a portion of a deferred tax asset may not be realized. As of December 31, 2025 and September 30, 2025, the Company had recorded a full valuation allowance against deferred tax assets on Fluence Energy, Inc. primarily related to its investment in Fluence Energy, LLC, as well as on certain foreign subsidiaries based on the weight of available evidence, including cumulative losses. In the event that the valuation allowance related to tax benefits associated with the Tax Receivable Agreement, dated October 27, 2021, by and among Fluence Energy, Inc., Fluence Energy, LLC, Siemens Industry, Inc. and AES Grid Stability, LLC (the “Tax Receivable Agreement”), is released in a future period, a Tax Receivable Agreement liability will be recorded based on the amounts probable and reasonably estimable in accordance with ASC 450.
The Organization for Economic Cooperation and Development’s (“OECD”) Pillar II Initiative introduced a 15% global minimum tax for certain multinational groups exceeding minimum annual global revenue thresholds. Some countries in which the Company operates have enacted legislation adopting the minimum tax effective January 1, 2024. To date, the Company does not expect a material top up tax liability to be incurred as a result of the Pillar II provisions. Certain tax jurisdictions either did not have Pillar II enacted for the current fiscal year or the Company has satisfied one or more of the safe harbor tests to prevent any minimum tax under Pillar II. The Company will continue to monitor its jurisdictions for any changes and include appropriate minimum tax throughout the fiscal year.

14.    Commitments and Contingencies
Guarantees, Commitments, Letters of Credit, and Surety Bonds
As of December 31, 2025, the Company had outstanding bank guarantees, parent company guarantees, letters of credit, and surety bonds issued as performance security arrangements associated with a number of our customer projects. In addition, we have a limited number of parent company guarantees and letters of credit issued as payment security to certain vendors. These contractual commitments are all accounted for off-balance sheet. In the event that we fail to perform under a project backstopped by such credit support, the customer or vendor, respectively, may demand performance and/or payment, as applicable, pursuant to the terms of the project contract or vendor contract and applicable credit support instrument from the Company, surety, or bank, as the case may be. Our relationship with our sureties is such that we will indemnify the sureties for any damages and expenses they incur in connection with any of the bonds they issue on our behalf and we may be required to post collateral to support the bonds. With respect to letters of credit, in the event of non-performance under a contract, direct obligations to repay the banks may arise. The Company expects that its performance and payment obligations secured by these bank guarantees, parent company guarantees, letters of credit, and surety bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms.
The following table summarizes our contingent contractual obligations as of December 31, 2025. Amounts presented in the following table represent the Company's current undiscounted exposure to guarantees, commitments, letters of credit, and surety bonds and the range of maximum undiscounted potential exposure. The maximum exposure is not reduced by the amounts, if any, that could be recovered under the recourse or collateralization provisions in the guarantees, commitments, letters of credit, and surety bonds.

	Amount (in $ millions)	Number of Agreements	Maximum Exposure Range for Each Agreement (in $ millions)
Guarantees and commitments	$4,968	93	$0 - 422.6
Letters of credit under bilateral credit facilities	6	5	0.1 - 3
Letters of credit under 2024 Revolver	122	36	0 - 22.5
Surety bonds	611	69	0 - 79.2
Total	$5,707	203
Purchase Commitments
The Company has commitments for minimum volumes or spend under master supply agreements with our vendors. The majority of the commitments are for purchases of battery cells and modules. Liquidated damages apply if the minimum purchase volumes or spend are not met. The Company currently expects to meet the minimum committed volumes of purchases and spend. The following table presents our future minimum purchase commitments by fiscal year, primarily for battery cells and modules, and liquidated damages, if the minimum purchase volumes or spend are not met, as of December 31, 2025:

in thousands	Purchase Commitment	Liquidated Damages
2026	68,244	—
2027	1,224,096	92,796
2028	864,920	58,100
2029	244,120	8,100
2030 and thereafter	237,000	$8,100
Total	$2,638,380	$167,096

The Company makes advance payments as capacity guarantees pursuant to purchase agreements with our suppliers. As of December 31, 2025, $50.6 million is recorded within “Advances to suppliers” and $46.5 million is recorded within “Other non-current assets” on the condensed consolidated balance sheets.

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
As of December 31, 2025 and September 30, 2025, the Company accrued the below estimated warranty liabilities, which the table reflects three months activity and twelve months activity, respectively:

In thousands	December 31, 2025	September 30, 2025
Warranty balance, beginning	$51,807	$40,242
Warranties issued and assumed in period	3,729	22,409
Change in estimates	—	3,173
Net changes in liability for warranty expirations, costs incurred, and foreign exchange impact	(2,505)	(14,017)
Warranty balance, ending	$53,031	$51,807
Less: Recoverable warranty costs from suppliers	24,758	23,578
Warranty balance, net of recoverable warranty costs from suppliers, at end of period	$28,273	$28,229
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
2021 Overheating Event at Customer Facility

As we previously reported, on September 4, 2021, a 300 MW energy storage facility owned by one of our customers experienced an overheating event. Fluence served as the energy storage technology provider and designed and installed portions of the facility, which was completed in the fiscal year ended September 30, 2021. The customer alleged that Fluence was partially liable for the incident, and Fluence denied those allegations. Following the incident, the customer made substantial changes to the facility’s fire suppression system without Fluence’s involvement. In December 2025, the matter was settled for an immaterial amount by the Company in conjunction with its insurers and subcontractors on confidential terms. The settlement includes a full release of the claims against the Company and no admission of responsibility or ultimate liability by the Company for the 2021 incident. As reported by the customer, it has other pending issues with the facility related to a more recent incident in January 2025 that have resulted in litigation against the customer and others, but not Fluence. Notwithstanding the December 2025 settlement with the customer, we may be subject to legal and regulatory proceedings relating to these matters or other similar proceedings arising in the ordinary course of our business. The outcome of these proceedings is inherently uncertain, and we cannot predict the timing or resolution of any such matters.
2023 Project-Related Litigation
In October 2023, Fluence filed a complaint in the Superior Court of California, Contra Costa County, against Diablo Energy Storage, LLC, Empire Business Park, LLC, the Bank of New York Mellon and others, seeking approximately $37.0 million in damages arising from the supply and construction of an energy storage facility for the defendants, including for the defendants’ nonpayment of contractual amounts owed. On or about November 10, 2023, Defendant Diablo Energy Storage, LLC filed a cross-complaint against Fluence, seeking a minimum of $25.0 million of alleged damages and disgorgement of all compensation received by Fluence for the project, in the amount of approximately $230.0 million. The disgorgement claim was based upon an alleged deficiency in Fluence’s contractor license. In December 2025, Fluence obtained a court dismissal of Diablo’s $230.0 million disgorgement claim. Fluence denies the other allegations in the cross-complaint and intends to vigorously defend against them and to enforce our claims against the defendants. We are currently not able to estimate the impact, if any, that this litigation may have on our reputation or financial results, or on market adoption of our products and solutions.
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
Shareholder Derivative Actions
On March 25, 2025, a purported stockholder, Raffi Elmajian, filed a shareholder derivative complaint captioned Elmajian v. Nebreda et al. in the United States District Court, Eastern District of Virginia (Case No. 1:25-cv-521) against current and former officers and directors of the Company, naming the Company as a nominal defendant. On April 3, 2025, a purported stockholder, Diaa Al Amad, filed a second shareholder derivative complaint captioned Al Amad v. Nebreda et al. in the United States District Court, Eastern District of Virginia (Case No. 1:25-cv-577) against current and former officers and directors of the Company, naming the Company as a nominal defendant. Both derivative complaints allege claims under Section 14(a) of the Exchange Act and Rule 14-9 promulgated thereunder, and breaches of fiduciary duties, among other claims. The actions purport to be brought derivatively on behalf of the Company and seek damages and other various relief. On April 22, 2025, the United States District Court, Eastern District of Virginia ordered the consolidation of the Elmajian and Al Amad cases, captioned In re Fluence Energy, Inc. Shareholder Derivative Litigation (Case No.: 1:25-cv-00521). On July 21, 2025, the United States District Court, Eastern District of Virginia ordered a stay on all proceedings and deadlines in the consolidated derivative matter until resolution of the consolidated securities class action detailed above. On January 16, 2026, a purported stockholder, Jung Jae Hyung, filed a shareholder derivative complaint captioned Hyung v. Nebreda et al. in the United States District Court for the District of Delaware (Case No. 1:26-cv-00050) against current and former officers and directors of the Company, naming the Company as a nominal defendant. The Company believes the claims in the complaints are without merit and intends to defend the matter vigorously.
15.    Related-Party Transactions
Related parties are primarily represented by AES and Siemens, their respective subsidiaries, other entities under common control, and other entities in which Siemens and AES have significant influence. As of December 31, 2025, AES Grid Stability holds 51,499,195 shares of Class B-1 common stock of Fluence Energy, Inc. and Siemens beneficially owns an aggregate of 51,499,195 shares of Class A common stock of Fluence Energy, Inc.
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
The Company also provides consulting services to AES whereby Fluence will advise and in some cases provide support to AES on procurement, logistics, design, safety, and commissioning of certain of their projects. Revenue from consulting services is classified as “Revenue from sale of energy storage products and solutions” in the Company’s Disaggregation of revenue table in “Note 4 - Revenue from Contracts with Customers.” Revenue from the consulting services is primarily recognized ratably over time based on a project specific period of performance in which we expect the performance obligation to be fulfilled. For the three months ended December 31, 2025 and 2024, the Company recognized $0.1 million and $1.6 million in revenue from consulting services with AES, respectively.

Revenue from contracts with affiliates is included in “Revenue from related parties” on the Company’s condensed consolidated statements of operations.
In addition, the Company purchases materials and supplies from its affiliates and records the costs in “Cost of goods and services” on the Company’s condensed consolidated statements of operations.
Service Agreements
For the three months ended December 31, 2025, the Company has received limited treasury services related to executing trades for derivative contracts from The AES Corporation. The cost associated with this administrative service is recorded in “General and administrative expenses” on the Company’s condensed consolidated statement of operations.
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
Refer to “Note 17 - Supply Chain Financing” for details of the related party guarantees associated with a supply chain financing program.
Balance Sheet Related Party Transactions
The Company's condensed consolidated balance sheets included the following balances with related parties for the periods indicated:

In thousands	December 31, 2025	September 30, 2025
Accounts receivable	$67,605	$26,615
Unbilled receivables	155,424	174,133
Total receivables from related parties	$223,029	$200,748
Advances to suppliers	$6,388	$9,603
Accounts payable	927	4,985
Deferred revenue	58,615	79,916
Accruals and provisions	942	6,353
Other current liabilities	301	301
Receivables, deferred revenue, advances, accounts payables, accruals and provisions, and other current liabilities with related parties are unsecured and settlement of these balances occurs in cash. No provision has been made related to the receivables from related parties.
Statement of Operations Related Party Transactions
The following table presents the related party transactions that are included in the Company’s condensed consolidated statements of operations for the periods indicated:

In thousands	Three Months Ended December 31,
	2025	2024
Revenue (a)	$182,232	$70,589
Cost of goods and services (b)	7,215	2,880
Research and development expenses	8	—
Sales and marketing	18	—
General and administrative expenses	1,559	715
Other expense (income), net	—	—

(a) Revenue from AES and its affiliates was approximately $182.1 million and $68.7 million for the three months ended December 31, 2025 and 2024, respectively.
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
As of December 31, 2025, 1,739,395 stock options under the Option Plan remain outstanding with no unrecognized stock compensation expense.
2021 Incentive Award Plan
During the fiscal year ended September 30, 2021, the Company established the 2021 Incentive Award Plan (the “2021 Incentive Plan”) which reserved 9,500,000 shares of Class A common stock of Fluence Energy, Inc. for issuance to management, other employees, consultants, and board members of the Company. The 2021 Incentive Plan governs both equity-based and cash-based awards, including incentive stock options, NQSOs, restricted stock, PSUs, and RSUs. Stock-based awards currently issued pursuant to the 2021 Incentive Plan that are expected to be settled by issuing shares of Class A common stock are recorded as equity awards. The Company accounts for forfeitures as they occur.
Restricted Stock Units
RSUs granted under the 2021 Incentive Plan vest ratably at one-third annually on the anniversary of the grant date over a three-year period pursuant to the terms of their applicable award agreements. The Company generally expenses the grant date fair value of the awards on a straight-line basis over each of the three separately vesting tranches within a given grant. There is no contractual term on the RSUs granted under the 2021 Incentive Plan. The Company estimated the fair value of the awards using the market value of our Class A common stock on the grant date. The market value of our Class A common stock is calculated using the closing price of our Class A common stock on the date of grant. The following table summarizes activity under the 2021 Incentive Plan for the three months ended December 31, 2025:

Number of RSUs
Outstanding as of October 1, 2025	2,232,320
Granted	620,337
Vested	(682,608)
Forfeited	(88,271)
Outstanding as of December 31, 2025	2,081,778
As of December 31, 2025, 2,081,778 RSUs previously issued remained outstanding with unrecognized stock compensation expense of $21.1 million.
Non-Qualified Stock Options
Non-qualified stock options under the 2021 Incentive Plan have a contractual term of ten years from the date of grant. The Company estimated the fair value of the awards using the Black-Scholes option-pricing model. The non-qualified stock options granted under the 2021 Incentive Plan vest ratably at one-third annually on the anniversary of the grant date over a three-year period pursuant to the terms of their applicable award agreements. The Company generally expenses the grant date fair value of the awards on a straight-line basis over each of the three separately vesting tranches within a given grant. As of December 31, 2025, 435,302 non-qualified stock options previously issued pursuant to the 2021 Incentive Plan remained outstanding with unrecognized stock compensation expense of $1.2 million. There were no non-qualified stock options granted during the three months ended December 31, 2025.
Performance Share Units
During the three months ended December 31, 2025, the Company granted 502,304 PSUs redeemable for Class A common stock under the 2021 Incentive Plan. The Company has two rounds of PSU grants under the 2021 Incentive Plan outstanding, the first commencing at the start of fiscal year 2025 and the second commencing at the start of fiscal year 2026. The PSUs for the 2025-2027 performance cycle and the 2026-2028 performance cycle are both earned based on (i) the achievement of two financial performance metrics: cumulative Adjusted EBITDA (65% weight) and cumulative revenue (35% weight), over a two-year performance period beginning October 1st in the year of grant through September 30th in the second year after grant, and (ii) service-based vesting based on continued employment from the date of grant through September 30th in the third year after grant. The performance targets for cumulative revenue and cumulative Adjusted EBITDA are set by the Compensation and Human Resources Committee of the Company’s Board of Directors. PSUs are considered fully vested when both the performance and service based requirements are met in accordance with the vesting requirements and will be settled in Class A common stock no more than 60 days after the end of the third fiscal year. The awards can be paid out in a range of 50% to 200%, with 0% paid out for below-threshold performance, based on the achievement of the performance criteria and upon continued service through the performance period. The Company estimated the fair value of the awards using the market value of our Class A common stock. The market value is calculated using the closing price of our Class A common stock on the date of grant. The Company monitors the achievement of the performance criteria and expenses ratably the grant date fair value of the awards probable to vest over the requisite service period. If there are changes to the amount of probable awards to vest based on achievement of performance criteria, the related stock-based compensation expense may be significantly increased or reduced in the period that our estimate changes.
As of December 31, 2025, 1,046,209 PSUs previously issued remained outstanding with estimated unrecognized stock compensation expense of $9.3 million.
Other
In connection with the acquisition of Nispera AG in 2022, Fluence issued 531,202 shares of restricted stock to Nispera’s management team. The estimated post combination expense to the Company as a result of the business combination was approximately $6.9 million which is being recognized on a straight-line basis over the remaining service period that was stipulated in each holder’s original restricted stock agreement. As of December 31, 2025, no restricted stock awards previously issued remained outstanding with and there is no unrecognized stock compensation expense.
Stock-based compensation expense
Stock-based compensation expense was recorded as follows:

In thousands	Three Months Ended December 31,
	2025	2024
Cost of goods and services	$504	$883
Research and development	221	423
Sales and marketing	823	238
General and administrative	3,740	3,764
Total	$5,288	$5,308

17.    Supply Chain Financing
The Company provides certain of our suppliers with access to a supply chain financing program through a certain third-party financing institution (the “SCF Bank”). This program allows the Company to seek extended payment terms up to 120 days with our suppliers and allows our suppliers to monetize their receivables prior to the payment due date, subject to a discount. The Company does not pledge any assets as collateral under this program. Once a supplier elects to participate in this program and reaches an agreement with SCF Bank, the supplier chooses which individual invoices to sell to the SCF Bank. The Company then pays SCF Bank on the applicable due date. The Company has no economic interest in a supplier’s decision to sell an underlying receivable to SCF Bank. The agreements between our suppliers and SCF Bank are solely at their discretion and are negotiated directly between those two parties. Our suppliers’ ability to continue using such agreements is primarily dependent upon the strength of our financial condition and guarantees issued by AES and Siemens Corporation, a subsidiary of Siemens, pursuant to the terms of the Credit Support and Reimbursement Agreement. As of December 31, 2025, AES and Siemens Corporation issued guarantees of $50 million each, for a total of $100 million, to SCF Bank on our behalf.
For the three months ended December 31, 2025, no suppliers were actively participating in this supply chain financing program. The Company had no outstanding obligations confirmed as valid under the program as of December 31, 2025.
The Company entered into a new $150.0 million supply chain financing arrangement (the “New SCF Facility”) with a third-party financial institution (the “New SCF Bank”) on August 8, 2025. This New SCF Facility allows the Company to seek extended payment terms with our suppliers and allows our suppliers to monetize their receivables prior to the payment due date, subject to a discount. Such sales are at the sole discretion of the supplier, and on terms and conditions that are negotiated between the supplier and the New SCF Bank. The Company is not a party to the arrangement between its suppliers and the New SCF Bank and the Company has no economic interest in a supplier’s decision to sell an underlying receivable to the New SCF Bank. The Company does not provide secured legal assets or other forms of guarantees under this arrangement, nor do any of the Company’s affiliates. Under the New SCF Facility, the Company is required to maintain a liquidity ratio of 2:1 as of the last day of each calendar month. Liquidity ratio is defined as the ratio of (i) liquidity to (ii) the sum of (x) the aggregate outstanding notional amount of all receivables, bills of exchange or similar negotiable instruments purchased by the original SCF Bank under the existing supply chain financing arrangement described above and (y) the aggregate outstanding notional amount of payables outstanding under this New SCF Facility. Liquidity under the New SCF Facility includes the Company’s cash and cash equivalents and aggregate availability under the Company’s committed credit facilities, including the 2024 Revolver.
For the three months ended December 31, 2025, two suppliers participated in the New SCF Facility. The payment terms the Company has with the suppliers who participate in the New SCF Facility are generally consistent with the typical terms the Company has with the suppliers who do not participate. The Company had outstanding obligations of $11.4 million confirmed as valid under the program as of December 31, 2025. All outstanding payments owed under the program are recorded within “Accounts Payable” on the condensed consolidated balance sheets.
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
The Company also has foreign currency forward contracts that are not designated as hedges and the changes in fair value of such derivatives are recognized in current period earnings.

Cash Flow Hedges
The fair value of the Company’s cash flow hedges as well as their classification on the condensed consolidated balance sheets as of December 31, 2025 and September 30, 2025 are as follows:

In thousands	December 31, 2025			September 30, 2025
	Notional Value	Other Current Assets	Other Current Liabilities	Notional Value	Other Current Assets	Other Current Liabilities
Foreign currency forward contracts	$212,812	$37	$6,423	$80,269	$155	$1,493
The gains or (losses) resulting from changes in fair value of the Company’s cash flow hedges recognized in accumulated other comprehensive income (loss) for the three months ended December 31, 2025 and 2024 are as follows:

In thousands	Three Months Ended December 31,
	2025	2024
Foreign currency forward contracts, net of tax	$(5,412)	$7,865
The amounts recognized within “Revenue” in the condensed consolidated statements of operations with respect to the Company’s cash flow hedges for the three months ended December 31, 2025 and 2024 are as follows:

In thousands	Three Months Ended December 31,
	2025	2024
Foreign currency forward contracts	$(1,130)	$6,377
The following table details the changes in the cumulative impact of the gain (loss) on derivatives designated for hedge accounting for the three months ended December 31, 2025:

In thousands	December 31, 2025
Loss as of September 30, 2025	$(3,168)
Amount recognized in accumulated other comprehensive income (loss)	(5,412)
Amount reclassified from accumulated other comprehensive income (loss) into earnings	1,870
Loss as of December 31, 2025	$(6,710)
19. Sale of Receivables
Master Receivables Purchase Agreement
On February 27, 2024, Fluence Energy, LLC entered into a Master Receivables Purchase Agreement (“MRPA”), by and among Fluence Energy, LLC and any other seller from time to time party thereto, as sellers and servicers, and Credit Agricole Corporate and Investment Bank ("CACIB"), as purchaser. Pursuant to the MRPA, Fluence Energy, LLC may sell certain receivables (the “Purchased Receivables”) to CACIB from time to time, and CACIB may agree to purchase the Purchased Receivables in each case, on an uncommitted basis. The MRPA provides that the outstanding amount of all Purchased Receivables under the MRPA will not exceed $75.0 million, with sublimits for each account debtor and for certain kinds of receivables. The MRPA contains other customary representations and warranties and covenants. There were no transactions for the three months ended December 31, 2025.
Master Drafts Sales Agreement
On October 7, 2025, Fluence Energy, LLC entered into a Master Drafts Sale Agreement (“MDSA”), by and among Fluence Energy, LLC as seller and CACIB as purchaser. Pursuant to the MDSA, Fluence Energy, LLC may sell negotiable drafts (the “Drafts”) identified in Purchase Requests to CACIB, and CACIB may agree to purchase the Drafts on an uncommitted basis. Each Draft represents unconditional payments owed to Fluence Energy, LLC by its customers. For the three months ended December 31, 2025, the Company sold receivables to CACIB under the MDSA for net proceeds of $39.4 million. At the date of the true sale, the receivables were derecognized in their entirety from the condensed consolidated balance sheet and the proceeds are reflected in operating cash flows on the condensed consolidated statements of cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The following analysis provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Fluence and should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes thereto included in this Report and in conjunction with our audited consolidated financial statements and related notes included in our 2025 Annual Report. In addition to historical data, this discussion contains forward-looking statements about our business, results of operations, cash flows, financial condition, and prospects based on current expectations that involve risks, uncertainties, and assumptions. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those discussed in Part I, Item 1A. “Risk Factors” of the 2025 Annual Report and Part II, Item 1A. “Risk Factors” and the section titled “Cautionary Statement Regarding Forward-Looking Information” included elsewhere in this Report. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.
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
Our fiscal year begins on October 1 and ends on September 30. References to “fiscal year 2024,” “fiscal year 2025,” and “fiscal year 2026” refer to the twelve months ended September 30, 2024, September 30, 2025 and ending September 30, 2026, respectively.
Key Factors, Trends, and Uncertainties Affecting our Performance
We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in Part I, Item 1A. “Risk Factors” within our 2025 Annual Report.
Industry Outlook
The utility-scale battery storage industry continues to experience unprecedented growth fueled by (i) the global transition toward renewable energy, (ii) heightened focus on grid resilience, (iii) declining lithium-ion battery prices, (iv) increased electricity demand, and (v) supportive regulatory frameworks. BloombergNEF estimated in its 2H 2025 Energy Storage Market Outlook published on October 20, 2025 that the global utility scale market, excluding China, will add approximately 3,201 GWh between 2024 and 2035. See Part I, Item 1. “Business” and Item 1A. “Risk Factors” in our 2025 Annual Report for further details.
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

Key Operating Metrics
The following tables present our key operating metrics as of December 31, 2025 and September 30, 2025. The tables below present the metrics in either Gigawatts (GW) or Gigawatt hours (GWh). Our key operating metrics focus on project milestones to measure our performance and designate each project as either “deployed”, “assets under management”, “contracted backlog”, or “pipeline”.

	December 31, 2025	September 30, 2025	Change	Change %
Energy Storage Products and Solutions
Deployed (GW)	7.2	6.8	0.4	6%
Deployed (GWh)	18.9	17.8	1.1	6%
Contracted Backlog (GW)	9.7	9.1	0.6	7%
Pipeline (GW)	41.8	35.7	6.1	17%
Pipeline (GWh)	150.5	122.0	28.5	23%

(amounts in GW)	December 31, 2025	September 30, 2025	Change	Change %
Services
Assets under Management	6.2	5.6	0.6	11%
Contracted Backlog	7.2	7.0	0.2	3%
Pipeline	33.8	29.4	4.4	15%

(amounts in GW)	December 31, 2025	September 30, 2025	Change	Change %
Digital Contracts
Asset under Management	22.8	22.0	0.8	4%
Contracted Backlog	14.6	12.1	2.5	21%
Pipeline	71.5	63.7	7.8	12%
The following table presents our order intake for the three months ended December 31, 2025 and 2024. The table is presented in Gigawatts (GW):

(amounts in GW)	Three Months Ended December 31,
	2025	2024	Change	Change %
Energy Storage Products and Solutions
Contracted	1.0	1.0	—	—%
Services
Contracted	0.8	0.5	0.3	60%
Digital
Contracted	4.3	3.2	1.1	34%
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

Depreciation and Amortization
Depreciation consists of costs associated with property, plant, and equipment (“PP&E”) and amortization of intangibles consisting of patents, licenses, developed technology, and capitalized software over their expected period of use. We expect that as we increase both our revenues and the number of our personnel, we will invest in additional PP&E to support our growth resulting in additional depreciation and amortization.
Interest Expense (Income), net
Interest expense (income), net consists primarily of interest income net of interest expense. Interest income consists of interest earned on cash deposits and interest on customer notes receivables. Interest expense consists primarily of interest on borrowings against notes receivable pledged as collateral, interest from 2030 Convertible Senior Notes, unused line fees and commitment fees related to credit facilities, and amortization of debt issuance costs.
Other Expense, Net
Other expense, net primarily consists of expense or income from foreign currency exchange gains and losses on monetary assets and liabilities, and income or expense due to estimated payments to be made to related parties under the Tax Receivable Agreement, dated October 27, 2021, by and among Fluence Energy, Inc., Fluence Energy, LLC, Siemens Industry, Inc. and AES Grid Stability, LLC (the “Tax Receivable Agreement”).
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
Results of Operations
Comparison of the three months ended December 31, 2025 and 2024
The following table sets forth our operating results for the periods indicated.

($ in thousands)	Three Months Ended December 31,		Change	Change %
	2025	2024
Total revenue	$475,234	$186,788	$288,446	154%
Cost of goods and services	452,185	165,587	286,598	173
Gross profit	23,049	21,201	1,848	9
Gross profit margin %	4.9%	11.4%
Operating expenses:
Research and development	18,541	17,195	1,346	8
Sales and marketing	22,031	18,202	3,829	21
General and administrative	41,848	36,707	5,141	14
Depreciation and amortization	3,749	2,815	934	33
Interest expense (income), net	1,372	(741)	2,113	NM
Other expense, net	5,985	5,751	234	4
Loss before income taxes	(70,477)	(58,728)	$(11,749)	20
Income tax benefit	(7,889)	(1,715)	(6,174)	360
Net loss	$(62,588)	$(57,013)	$(5,575)	10%
NM - Not meaningful

Total Revenue
Total revenue increased by $288.4 million, or 154%, for the three months ended December 31, 2025, compared to the three months ended December 31, 2024. The increase in total revenue for the three months ended December 31, 2025 was mainly attributable to an increase in revenue from our battery-based energy storage products and solutions which was primarily driven by increased volumes of solutions projects fulfilled.
Cost of Goods and Services
Cost of goods and services increased by $286.6 million, or 173%, for the three months ended December 31, 2025, compared to the three months ended December 31, 2024. The increase in cost of goods and services for the three months ended December 31, 2025 was mainly attributable to (i) the increased volumes of solutions projects fulfilled described above (ii) various cost increases incurred on certain solutions produced in the U.S and (iii) negative effects of revisions of estimated total contract costs on certain projects due to delays and changes in scope.
Gross Profit and Gross Profit Margin

Gross profit increased by $1.8 million, or 9%, for the three months ended December 31, 2025, compared to the three months ended December 31, 2024, while gross profit margin decreased. The increase in gross profit for the three months ended December 31, 2025 was primarily due to the increased volumes of solutions projects fulfilled described above in “Revenue.” The decrease in gross profit margin for the three months ended December 31, 2025 was primarily due to the various cost increases incurred on certain solutions produced in the U.S. and negative effects of revisions of estimated total contract costs on certain projects due to delays and changes in scope described above in “Cost of Goods and Services.”
Research and Development Expenses
Research and development expenses increased by $1.3 million, or 8%, for the three months ended December 31, 2025, compared to the three months ended December 31, 2024. The increase in research and development expenses for the three months ended December 31, 2025 was primarily attributable to a $1.8 million increase in expenditures for materials and supplies and consulting services related to Smartstack and Gridstack Pro product lines.
Sales and Marketing Expenses
Sales and marketing expenses increased by $3.8 million, or 21%, for the three months ended December 31, 2025, compared to the three months ended December 31, 2024. The increase in sales and marketing expenses for the three months ended December 31, 2025 was primarily attributable to a $2.2 million increase in salaries and personnel-related expenses, including stock-based compensation, due to an increase in headcount and (ii) a $0.6 million increase in costs of conferences and sponsorships.
General and Administrative Expenses
General and administrative expenses increased by $5.1 million, or 14%, for the three months ended December 31, 2025, compared to the three months ended December 31, 2024. The increase in general and administrative expenses was primarily attributable to (i) a $3.5 million increase in legal and consulting services related to potential strategic transactions and (ii) a $1.5 million increase in amortization of the capitalized software development costs related to hosting arrangements.
Depreciation and Amortization
Depreciation and amortization increased by $0.9 million, or 33%, for the three months ended December 31, 2025, compared to the three months ended December 31, 2024, primarily attributable to an increase in amortization of capitalized software.
Interest Expense (Income), Net
Interest expense (income), net increased by $2.1 million for the three months ended December 31, 2025, compared to the three months ended December 31, 2024, primarily attributable to a $2.1 million increase in interest expense recognized for the 2030 Convertible Senior Notes (as defined below).
Other Expense, Net
Other expense, net increased by $0.2 million, or 4% for the three months ended December 31, 2025, compared to the three months ended December 31, 2024, primarily attributable to a $7.6 million net decrease in unfavorable foreign currency exchange losses on monetary assets and liabilities period over period offset by a $5.5 million increase in unrealized losses on derivative instruments not designated as hedges during the period.
Income Tax Benefit
Income tax benefit increased by $6.2 million, or 360%, for the three months ended December 31, 2025, compared to the three months ended December 31, 2024. The increase in income tax benefit for the three months ended December 31, 2025 was primarily attributable to an increase in global pre-tax losses.
Net Loss
Net loss increased by $5.6 million, or 10%, for the three months ended December 31, 2025, compared to the three months ended December 31, 2024. The increase in net loss for the three months ended December 31, 2025 was primarily attributable to (i) an increase in “General and administrative expenses” and (ii) an increase in “Sales and marketing expenses,” partially offset by an increase in “Income tax benefit” as described above.
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
These non-GAAP measures should not be considered in isolation or as substitutes for performance measures calculated in accordance with GAAP and may not be comparable to similar measures presented by other entities. Readers are cautioned that these non-GAAP measures should not be construed as alternatives to other measures of financial performance calculated in accordance with GAAP. These non-GAAP measures and their reconciliation to GAAP financial measures are shown below. With respect to Free Cash Flow, limitations on its use include (i) it should not be inferred that the entire Free Cash Flow amount is available for discretionary expenditures (for example, cash is still required to satisfy other working capital needs, including short-term investment policy, restricted cash, and intangible assets); (ii) Free Cash Flow has limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of other GAAP financial measures, such as net cash provided by operating activities; and (iii) this metric does not reflect our future contractual commitments.
The following tables present our non-GAAP measures for the periods indicated.

($ in thousands)	Three Months Ended December 31,
	2025	2024
Net loss	$(62,588)	$(57,013)
Add:
Interest expense (income), net	1,372	(741)
Income tax benefit	(7,889)	(1,715)
Depreciation and amortization	8,794	4,485
Stock-based compensation	5,288	5,308
Other non-recurring expenses(a)	2,965	—
Adjusted EBITDA	$(52,058)	$(49,676)
(a) Amount for the three months ended December 31, 2025 includes approximately $3.0 million for legal and consulting fees related to potential strategic transactions.

($ in thousands)	Three Months Ended December 31,
	2025	2024
Total revenue	$475,234	$186,788
Cost of goods and services	452,185	165,587
Gross profit	23,049	21,201
Gross profit margin %	4.9%	11.4%
Add:
Stock-based compensation	504	883
Depreciation and amortization	3,107	1,269
Adjusted Gross Profit	$26,660	$23,353
Adjusted Gross Profit Margin %	5.6%	12.5%

($ in thousands)	Three Months Ended December 31,
	2025	2024
Net cash used in operating activities	$(226,792)	$(211,232)
Less: Purchase of property and equipment	(5,827)	(2,109)
Free Cash Flow	$(232,619)	$(213,341)
Liquidity and Capital Resources
Since inception and through December 31, 2025, our principal sources of liquidity have been the proceeds from our initial public offering (“IPO”), our cash and cash equivalents from operations, short-term borrowings, borrowings available under our debt agreements, proceeds from the issuance of the 2030 Convertible Senior Notes (as defined below), supply chain financing, capital contributions from AES Grid Stability, LLC (“AES Grid Stability”) and Siemens Industry, LLC (“Siemens Industry”), proceeds from the investment by QIA Florence Holdings, LLC, an affiliate of Qatar Holding LLC in 2021, and proceeds from sale of accounts receivable.
We believe our existing cash and cash equivalents, which includes cash flows from operations, and proceeds from the issuance of the 2030 Convertible Senior Notes, in addition to our supply chain financing arrangements, and availability under our 2024 Revolver (as defined below) will be sufficient to meet our expense and capital requirements for at least the next 12 months following the filing of this Report.

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
Supply Chain Financing
We provide certain of our suppliers with access to two different supply chain financing programs through two different third-party financing institutions (each a “SCF Bank”). These supply chain financing (“SCF”) programs allows us to seek extended payment terms with our suppliers and allows our suppliers to monetize their receivables prior to the payment due date, subject to a discount. Once a supplier elects to participate in either program and reaches an agreement with the respective SCF Bank, the supplier elects which individual invoices to sell to the respective SCF Bank. We then pay the respective SCF Bank on the applicable due date. We have no economic interest in a supplier’s decision to sell a receivable to the SCF Banks. The agreements between our suppliers and the SCF Banks are solely at their discretion and are negotiated directly between them. Under our original supply chain financing arrangement (the “Original SCF Facility”), our suppliers’ ability to continue using such agreements is primarily dependent upon the strength of our financial condition and guarantees issued by The AES Corporation and Siemens Corporation, a subsidiary of Siemens AG, pursuant to the terms of the Credit Support and Reimbursement Agreement (as defined below). As of December 31, 2025, The AES Corporation and Siemens Corporation issued guarantees of $50.0 million each, for a total of $100.0 million, to the original SCF Bank on our behalf.
We entered into a new $150.0 million supply chain financing arrangement (the “New SCF Facility”) with a third-party financial institution (the “New SCF Bank”) on August 8, 2025. This New SCF Facility allows us to seek extended payment terms with our suppliers and allows our suppliers to monetize their receivables prior to the payment due date, subject to a discount. Such sales are at the sole discretion of the supplier, and on terms and conditions that are negotiated between the supplier and the New SCF Bank. We are not a party to the arrangement between its suppliers and the New SCF Bank and we have no economic interest in a supplier’s decision to sell an underlying receivable to the New SCF Bank. We do not provide secured legal assets or other forms of guarantees under this arrangement, nor do any of our affiliates. Under the new $150.0 million supply chain financing arrangement entered into on August 8, 2025 (the “New SCF Facility”), we are required to maintain a liquidity ratio of 2:1 as of the last day of each calendar month. Liquidity ratio is defined as the ratio of (i) liquidity to (ii) the sum of (x) the aggregate outstanding notional amount of all receivables, bills of exchange or similar negotiable instruments purchased by the original SCF Bank under the Original SCF Facility and (y) the aggregate outstanding notional amount of payables outstanding under this New SCF Facility. Liquidity under the New SCF Facility includes our cash and cash equivalents and aggregate availability under our committed credit facilities, including the 2024 Revolver.

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
2024 Revolver
On August 6, 2024, Fluence Energy, Inc. entered into Amendment Number Three ("Amendment No. 3") to the ABL Credit Agreement by and among Fluence Energy, LLC, as parent borrower, the Company, as parent, the other borrowers party thereto, the other guarantors party thereto, the lenders party thereto, and Citibank, N.A., as administrative agent (as successor to Barclays Bank PLC) (such agreement, as so amended, the "2024 Credit Agreement") in order to (i) convert the existing ABL Facility to a senior secured cash flow revolving credit facility in an initial aggregate principal amount of up to $500.0 million (the "2024 Revolver"), (ii) replace Barclays Bank PLC as administrative agent under the 2024 Credit Agreement with Citibank, N.A., and (iii) make certain other modifications to the 2024 Credit Agreement as set forth therein. Capitalized terms used in this subsection that are not otherwise defined are defined in the 2024 Credit Agreement.
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
The 2024 Credit Agreement contains customary covenants for this type of financing, including, but not limited to, covenants that restrict our and certain of our subsidiaries’ ability to: incur indebtedness; incur liens; sell, transfer, or dispose of property and assets; make investments or acquisitions; pay dividends, make distributions or other restricted payments; and engage in affiliate transactions. The 2024 Credit Agreement limits our ability to make certain payments, including dividends and distributions on Fluence Energy, LLC's equity, the Company's equity and other restricted payments. Under the terms of the 2024 Credit Agreement, Fluence Energy, LLC and its subsidiaries are currently limited in their ability to pay cash dividends to, lend to, or make other investments in the Company, subject to certain exceptions. In addition, we were required to maintain through December 31, 2025, Total Liquidity of no less than $150,000,000, and are now required to maintain (i) from January 1, 2026 and thereafter, Total Liquidity of no less than $100,000,000 or a Consolidated Leverage Ratio as of the last day of any Measurement Period not to exceed 3.50:1.00, and (ii) certain other financial requirements at each Guarantor Coverage Test Date (with each term as defined in the 2024 Credit Agreement). Such covenants are tested on a quarterly basis and upon the occurrence of other certain restricted payments, the incurrence of indebtedness, certain dispositions, and other specified transactions. As of December 31, 2025, we were in compliance with all such covenants.
The 2024 Credit Agreement contains customary events of default for this type of financing. If an event of default occurs with respect to a borrower, the lenders will be able to, among other things, terminate the commitments immediately, cash collateralize any outstanding letters of credit, declare any loans outstanding to be due and payable in whole or in part, and exercise other rights and remedies. The maturity date and the date of termination of lending commitments under the

2024 Credit Agreement both remain unchanged at November 22, 2027. As of December 31, 2025, there are no cash borrowings under the 2024 Revolver, and there are $121.7 million letters of credit outstanding under the 2024 Revolver, with remaining availability of $378.3 million, net of letters of credit issued.
Master Receivables Purchase Agreement
On February 27, 2024, Fluence Energy, LLC entered into the Master Receivables Purchase Agreement, by and among Fluence Energy, LLC and any other seller from time to time party thereto, as sellers and servicers, and Credit Agricole Corporate and Investment Bank ("CACIB"), as purchaser, of certain receivables on an uncommitted basis (the “MRPA”). The MRPA provides that the outstanding amount of all purchased receivables under the MRPA will not exceed $75.0 million, with sublimits for each account debtor and for certain kinds of receivables. The MRPA contains other customary representations and warranties and covenants.
Master Drafts Sale Agreement
On October 7, 2025, Fluence Energy, LLC entered into a Master Drafts Sale Agreement (“MDSA”), by and among Fluence Energy, LLC as seller and CACIB as purchaser. Pursuant to the MDSA, Fluence Energy, LLC may sell negotiable drafts or bills or exchange (the “Drafts”) identified in Purchase Requests to CACIB, and CACIB may agree to purchase the Drafts on an uncommitted basis. Each Draft represents unconditional payments owed to Fluence Energy, LLC by its customers.
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
Commitments, Contingencies, and Off-Balance Sheet Arrangements
As of December 31, 2025, the Company had outstanding bank guarantees, parent guarantees, letters of credit, and surety bonds issued as performance security arrangements for a large number of customer projects. In addition, we have a limited number of parent company guarantees and letters of credit issued as payment security to certain vendors. The Company also has certain battery purchase obligations and spending requirements under our master supply agreement with suppliers. We are also party to both assurance and service-type warranties for various lengths of time. Refer to “Note 14 - Commitments and Contingencies” in our unaudited condensed consolidated financial statements included elsewhere in this Report for more information regarding our contingent obligations, including off-balance sheet arrangements, and legal contingencies.

Historical Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities for the periods presented.

	Three Months Ended December 31,		Change	Change %
($ in thousands)	2025	2024
Net cash used in operating activities	$(226,792)	$(211,232)	$(15,560)	(7.4)%
Net cash used in investing activities	$(9,348)	$(5,186)	$(4,162)	80.3%
Net cash (used in) provided by financing activities	$(1,787)	$360,831	$(362,618)	(100.5)%
Net cash flows used in operating activities were $226.8 million for the three months ended December 31, 2025, compared to net cash used in operating activities of $211.2 million for the three months ended December 31, 2024. The $15.6 million increase in net cash used in operating activities period over period was primarily due to a increase in net loss of $5.6 million and net changes in working capital related balances of $5.4 million. Below we describe in more detail the cash flows used in operating activities for each period:
•Net cash flows used in operating activities of $226.8 million for the three months ended December 31, 2025 were primarily due to (i) net loss of $62.6 million, (ii) decreases in accounts payable of $182.7 million due to the timing of purchases and payments to various vendors.
•Net cash flows used in operating activities of $211.2 million for the three months ended December 31, 2024 were primarily due to (i) net loss of $57.0 million, (ii) increases in inventory of $368.8 million due to cash expenditures on inventory, and (iii) decreases in accounts payable of $333.6 million due to the timing of purchases and payments to various vendors. These cash outflows were partially offset by net effects of changes in customer contract assets and liabilities. Specifically, deferred revenue, inclusive of related parties, increased in aggregate by $311.8 million and receivables, inclusive of trade, unbilled accounts receivable and receivables from related parties, decreased in aggregate by $181.1 million due to timing of various customer project billings and cash collections in accordance with contract milestone payment schedules.
Net cash flows used in investing activities were $9.3 million for the three months ended December 31, 2025, which were due to purchases of property and equipment of $5.8 million and capital expenditures on software of $3.5 million.
Net cash flows used in investing activities were $5.2 million for the three months ended December 31, 2024, which were due to capital expenditures on software of $3.1 million and to purchases of property and equipment of $2.1 million.
Net cash flows used in financing activities were $1.8 million for the three months ended December 31, 2025, which were primarily due to $2.4 million related to Class A common stock withheld related to settlement of employee taxes for stock-based compensation awards, partially offset by $1.5 million of proceeds from the exercise or stock options during the period.
Net cash flows provided by financing activities were approximately $360.8 million for the three months ended December 31, 2024, which were primarily due to the proceeds received from the issuance of the 2030 Convertible Senior Notes of $400.0 million, partially offset by (i) premiums paid for the purchases of the Capped Calls of $29.0 million and (ii) payments for the debt issuance costs of $10.2 million primarily related to the 2030 Convertible Senior Notes.
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
During the three months ended December 31, 2025, there were no significant changes in application of our critical accounting policies or estimation procedures from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our 2025 Annual Report and the notes to the audited consolidated financial statements appearing elsewhere in the 2025 Annual Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes with respect to our exposure to market risk as disclosed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2025 Annual Report.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to provide reasonable assurance of achieving the objective that information in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified and pursuant to the requirements of the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025, the end of the period covered by this Report. Based upon that evaluation, management concluded that, as of December 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors

There have been no material changes as of December 31, 2025, with respect to our risk factors previously disclosed in our 2025 Annual Report. You should carefully consider the risks described in Item 1A. "Risk Factors" of our 2025 Annual Report along with our unaudited condensed consolidated financial statements and the related notes, as well as our other public filings with the SEC, before making an investment decision. Our business, financial condition, and results of operations could be materially and adversely affected by any of these risks or uncertainties.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of our equity securities during the quarter ended December 31, 2025 that were not otherwise disclosed in a Current Report on Form 8-K.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)    None.

(b)    None.

(c)     Director and Officer Rule 10b5-1 Trading Arrangements
During the three months ended December 31, 2025, no directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified, or terminated “Rule 10b5-1 trading arrangements” and/or “non-Rule 10b5-1 trading arrangements” (each as defined in Item 408 of Regulation S-K).

Item 6. Exhibits
(a)The following exhibits are filed as part of this Report.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Fluence Energy, Inc.	8-K	001-40978	3.1	November 3, 2021
3.2	First Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Fluence Energy, Inc.	8-K	001-40978	3.1	December 22, 2022
3.3	Certificate of Retirement of 65,674,195 shares of Class B-1 Common Stock Fluence Energy, Inc.	8-K	001-40978	3.1	June 11, 2024
3.4	Amended and Restated Bylaws of Fluence Energy, Inc.	8-K	001-40978	3.2	November 3, 2021
10.1*	SPT Holding, SARL Joinder, dated October 14, 2025, to the Registration Rights Agreement, dated November 1, 2021, by and among Fluence Energy, Inc. and the other parties named therein
10.2*	SPT Holding, SARL Joinder, dated October 14, 2025, to the Stockholders Agreement, dated October 27, 2021, by and among Fluence Energy, Inc. and the other parties named therein
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

Fluence Energy, Inc.

Date: February 4, 2026	By:	/s/ Julian Nebreda
Julian Nebreda Chief Executive Officer and President (Principal Executive Officer)

Date: February 4, 2026	By:	/s/ Ahmed Pasha
Ahmed Pasha Senior Vice President and Chief Financial Officer (Principal Financial Officer)