Form 10-Q
period 2026-03-31
Fluence Energy, Inc.
filed 2026-05-06
CIK 1868941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 1, 2026, the registrant had 132,811,490 shares of Class A common stock outstanding and 51,499,195 shares of Class B-1 common stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026 (this “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Report are forward-looking statements. In particular, statements regarding our future results of operations and financial position, operational performance, the Company’s business, growth, and innovation strategy and the efficacy of our products and services to meet evolving needs, future market and industry growth and related opportunities for the Company, projected operating costs, our ability to differentiate our products and optimize our cost structure, our ability to compete, liquidity and access to capital, the timing of future revenue recognition, future capital expenditures and debt service obligations, the Company’s expected growth and demand for our energy storage solutions, services, and digital application offerings and the industry generally, relationships with new and existing customers and suppliers, introduction of new energy storage solutions, services, and digital application offerings and adoption of such offerings by customers, our domestic content strategy, assumptions relating to the Company’s tax receivable agreement, expectations relating to backlog, pipeline, contracted backlog, and order intake, current expectations relating to legal proceedings, anticipated impact and benefits from the Inflation Reduction Act of 2022 (the “IRA”) and related domestic content guidelines on us and our customers, potential impact of the changes to the IRA pursuant to the One Big Beautiful Bill Act (“OBBBA”) and related executive orders and agency guidance on us, our customers, and our suppliers, the implementation and success of our compliance and risk mitigation strategies related to the foregoing regulatory impacts and uncertainty, potential or estimated impact of tariffs and any potential tariff and duty refunds as well as timing of any potential or estimated impacts, uncertainty around U.S. and foreign trade policy on the Company, our suppliers, and our customers, and beliefs, assumptions, prospects, plans, and objectives of management, are forward-looking statements. In some cases, you may identify forward-looking statements by terms such as “may,” “possible,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “seeks,” “intends,” “targets,” “projects,” “contemplates,” “grows,” “believes,” “estimates,” “predicts,” “potential,” “commits,” “would,” or “continue” or the negative of these terms or other similar expressions. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

These forward-looking statements are subject to a number of risks, uncertainties, and other important factors that could cause actual results to differ materially from those in the forward-looking statements, including, but not limited to, the elimination or expiration of government incentives or regulations regarding renewable energy; changes in the global trade environment; fluctuations in order intake and results of operations across fiscal periods; a significant reduction in order volume or loss of significant customers or their inability to perform under contracts; competition for offerings and the ability to attract new customers and retain existing ones; maintaining and enhancing reputation and brand recognition; our ability to manage recent and future growth and the expansion of our business and operations; our ability to attract and retain highly qualified personnel; our growth depending on the success of relationships with third parties; delays, disruptions, and quality control problems in manufacturing operations; risks associated with engineering and construction, utility interconnection, commissioning and installation of energy storage products, cost overruns, and delays; supplier concentration and limited supplier capacity; operating as a global company with a global supply chain; changes in the cost and availability of raw materials and underlying components; lengthy sales and installation cycle for energy storage solutions; quality and quantity of components provided by suppliers; defects, errors, vulnerabilities, and/or bugs in products and technology; events and incidents relating to storage, delivery, installation, operation, maintenance, and shutdowns of products; current and planned foreign operations; failure by contract manufacturers, vendors, and suppliers to use ethical business practices and comply with applicable laws and regulations; actual or threatened health epidemics, pandemics, or similar public health threats; severe weather events; acquisitions made or that may be pursued; our ability to obtain financial assurances for projects; relatively limited operating and revenue history as an independent entity and the nascent clean energy industry; anticipated increases in expenses in the future and our ability to maintain prolonged profitability; the risk that amounts included in the pipeline and contracted backlog may not result in actual revenue or translate into profits; restrictions set forth in current and future credit and debt agreements; our uncertain ability to raise additional capital to execute on business opportunities; fluctuations in currency exchange rates; whether renewable energy technologies are suitable for widespread adoption or if sufficient demand for offerings does not develop or takes longer to develop than anticipated; our estimates on the size of the total addressable market; macroeconomic uncertainty and market conditions; interest rates or a reduction in the availability of tax equity or project debt capital in the global financial markets and corresponding effects on customers’ ability to finance energy storage systems and demand for energy storage solutions; the cost of electricity available from alternative sources; a decline or delay in public acceptance of renewable energy, or increase in the cost of customer projects; increased attention to environmental, social and governance matters; our ability to obtain, maintain, and enforce proper protection for intellectual property, including technology; the threat of lawsuits by third parties alleging intellectual property violations; our having adequate protection for trademarks and trade names; our ability to enforce intellectual property rights; our patent portfolio; our ability to effectively protect data integrity of technology infrastructure, data, and other business systems; the use of open-source software; our failure to comply with third-party license or technology agreements; our inability to license rights to use technologies on reasonable terms; compromises, interruptions, or shutdowns of systems; use of artificial intelligence (“AI”) technologies; potential changes in tax laws or regulations; barriers arising from current electric utility industry policies and regulations and any subsequent changes; environmental, health, and safety laws and potential obligations, liabilities, and costs thereunder; actual or perceived failure to comply with data privacy and data security laws, regulations, industry standards, and other requirements relating to the privacy, security, and processing of personal information; potential future legal proceedings, regulatory disputes, and governmental inquiries; ownership of our Class A common stock; short-seller activists; being a “controlled company” within the meaning of the rules of the Nasdaq Stock Market; conflicts of interest by officers and directors due to positions with our continuing equity owners; relationship with our founders and continuing equity owners; terms of our amended and restated certificate of incorporation and amended and restated bylaws; our dependence on distributions from Fluence Energy, LLC to pay taxes and expenses and Fluence Energy, LLC’s ability to make such distributions may be limited or restricted in certain scenarios; risks arising out of the Tax Receivable Agreement; unanticipated changes in effective tax rates or adverse outcomes resulting from examination of tax returns; risks related to the 2030 Convertible Senior Notes; improper and ineffective internal control over reporting to comply with the Sarbanes-Oxley Act; changes in accounting principles or their applicability; and estimates or judgments relating to critical accounting policies; and the factors described under the headings Part I, Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 25, 2025 (the “2025 Annual Report”), and Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Many of the important factors that will determine these results are beyond our ability to control or predict. Accordingly, you should not place undue reliance on any such forward-looking statements. We qualify all forward-looking statements contained in this Report by these cautionary statements. Any forward-looking statement speaks only as of the date on which it is made, and, except as otherwise required by law, we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Part I - Financial Information

Item 1. Financial Statements

FLUENCE ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. Dollars in Thousands, except share and per share amounts)

	Unaudited
	March 31, 2026	September 30, 2025
Assets
Current assets:
Cash and cash equivalents	$387,299	$690,768
Restricted cash	25,590	23,862
Trade receivables, net	180,132	272,820
Unbilled receivables	284,711	239,594
Receivables from related parties	137,534	200,748
Advances to suppliers	207,218	126,778
Inventory, net	764,158	455,015
Other current assets	95,850	54,671
Total current assets	2,082,492	2,064,256
Non-current assets:
Property and equipment, net	$41,766	$50,320
Intangible assets, net	64,126	63,403
Goodwill	28,514	28,584
Deferred income tax asset	4,076	4,046
Other non-current assets	126,923	146,391
Total non-current assets	265,405	292,744
Total assets	$2,347,897	$2,357,000
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$189,078	$321,004
Deferred revenue	805,530	640,457
Deferred revenue with related parties	66,379	79,916
Personnel related liabilities	35,410	31,850
Accruals and provisions	254,610	246,235
Taxes payable	11,252	30,317
Other current liabilities	89,066	20,590
Total current liabilities	1,451,325	1,370,369
Non-current liabilities:
Deferred income tax liability	$9,224	$9,530
Convertible senior notes, net	391,707	390,804
Other non-current liabilities	37,458	37,449
Total non-current liabilities	438,389	437,783
Total liabilities	1,889,714	1,808,152
Stockholders’ Equity:
Preferred stock, $0.00001 per share, 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2026 and September 30, 2025	—	—
Class A common stock, $0.00001 par value per share, 1,200,000,000 shares authorized; 133,769,454 shares issued and 132,781,092 shares outstanding as of March 31, 2026; 132,014,571 shares issued and 131,164,365 shares outstanding as of September 30, 2025, respectively	1	1
Class B-1 common stock, $0.00001 par value per share, 134,325,805 shares authorized; 51,499,195 shares issued and outstanding as of March 31, 2026 and September 30, 2025	—	—
Class B-2 common stock, $0.00001 par value per share, 200,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2026 and September 30, 2025	—	—
Treasury stock, at cost	(12,930)	(10,213)
Additional paid-in capital	640,755	627,956
Accumulated other comprehensive income	6,052	11,613
Accumulated deficit	(265,759)	(199,762)
Total stockholders’ equity attributable to Fluence Energy, Inc.	368,119	429,595
Non-Controlling interests	90,064	119,253
Total stockholders’ equity	458,183	548,848
Total liabilities and stockholders’ equity	$2,347,897	$2,357,000

The accompanying notes are an integral part of these condensed consolidated statements.

FLUENCE ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(U.S. Dollars in Thousands, except share and per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Revenue	$424,726	$264,407	$717,728	$380,606
Revenue from related parties	40,165	167,211	222,397	237,800
Total revenue	464,891	431,618	940,125	618,406
Cost of goods and services	418,261	389,036	870,446	554,623
Gross profit	46,630	42,582	69,679	63,783
Operating expenses:
Research and development	21,070	22,119	39,611	39,314
Sales and marketing	23,269	21,189	45,300	39,391
General and administrative	37,226	41,412	79,074	78,119
Depreciation and amortization	4,275	2,943	8,024	5,758
Interest expense (income), net	2,762	391	4,134	(350)
Other (income) expense, net	(14,276)	(1,547)	(8,291)	4,204
Loss before income taxes	(27,696)	(43,925)	(98,173)	(102,653)
Income tax expense (benefit)	1,543	(1,993)	(6,346)	(3,708)
Net loss	$(29,239)	$(41,932)	$(91,827)	$(98,945)
Net loss attributable to non-controlling interest	$(8,312)	$(10,886)	$(25,830)	$(26,433)
Net loss attributable to Fluence Energy, Inc.	$(20,927)	$(31,046)	$(65,997)	$(72,512)

Weighted average number of Class A common shares outstanding:
Basic	132,542,675	129,985,932	132,026,842	129,731,535
Diluted	132,542,675	129,985,932	132,026,842	129,731,535
Loss per share of Class A common stock:
Basic	$(0.16)	$(0.24)	$(0.50)	$(0.56)
Diluted	$(0.16)	$(0.24)	$(0.50)	$(0.56)

The accompanying notes are an integral part of these condensed consolidated statements.

FLUENCE ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(U.S. Dollars in Thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Net loss	$(29,239)	$(41,932)	$(91,827)	$(98,945)

(Loss) gain on foreign currency translation, net of tax	(3,072)	8,674	(2,005)	3,363
(Loss) gain on cash flow hedges, net of tax	(2,183)	(494)	(5,725)	7,699
Total other comprehensive (loss) income	(5,255)	8,180	(7,730)	11,062
Total comprehensive loss	$(34,494)	$(33,752)	$(99,557)	$(87,883)
Comprehensive loss attributable to non-controlling interest	$(9,784)	$(8,567)	$(27,999)	$(23,294)
Total comprehensive loss attributable to Fluence Energy, Inc.	$(24,710)	$(25,185)	$(71,558)	$(64,589)

The accompanying notes are an integral part of these condensed consolidated statements.

FLUENCE ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(U.S. Dollars in Thousands, except Shares)

							Accumulated
							Other
	Class A		Class B-1		Additional		Comprehensive				Total
	Common Stock		Common Stock		Paid-In	Accumulated	Income	Treasury Stock		Non-Controllig	stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Shares	Amount	interest	equity
Balance December 31, 2025	132,220,374	$1	51,499,195	—	$635,552	$(244,832)	$9,835	968,602	$(12,568)	$100,236	$488,224
Net loss	—	—	—	—	—	(20,927)	—	—	—	(8,312)	(29,239)
Stock-based compensation	246,213	—	—	—	3,942	—	—	—	—	—	3,942
Class A common stock withheld related to settlement of employee taxes for stock-based compensation awards	(19,760)	—	—	—	—	—	—	19,760	(362)	—	(362)
Effect of remeasurement of non-controlling interest due to other share transactions	—	—	—	—	388	—	—	—	(388)	—
Proceeds from exercise of stock options	334,265	—	—	—	873	—	—	—	873
Loss on foreign currency translation, net of tax	—	—	—	—	—	—	(2,216)	—	—	(856)	(3,072)
Loss on cash flow hedges, net of tax	—	—	—	—	—	—	(1,567)	—	—	(616)	(2,183)
Balance March 31, 2026	132,781,092	$1	51,499,195	—	$640,755	$(265,759)	$6,052	988,362	$(12,930)	$90,064	$458,183

							Accumulated
							Other
	Class A		Class B-1		Additional		Comprehensive				Total
	Common Stock		Common Stock		Paid-In	Accumulated	Income	Treasury Stock		Non-Controllig	stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Shares	Amount	interest	equity
Balance at September 30, 2025	131,164,365	$1	51,499,195	—	$627,956	$(199,762)	$11,613	850,206	$(10,213)	$119,253	$548,848
Net loss	—	—	—	—	(65,997)	—	—	—	(25,830)	(91,827)
Stock-based compensation	928,821	—	—	—	9,230	—	—	—	—	—	9,230
Class A common stock withheld related to settlement of employee taxes for stock-based compensation awards	(138,156)	—	—	—	—	—	—	138,156	(2,717)	(2,717)
Effect of remeasurement of non-controlling interest due to other share transactions	—	—	—	—	1,190	—	—	—	—	(1,190)	—
Proceeds from exercise of stock options	826,062	—	—	—	2,379	—	—	—	—	2,379
Loss on foreign currency translation, net of tax	—	—	—	—	—	—	(1,448)	—	—	(557)	(2,005)
Loss on cash flow hedges, net of tax	—	—	—	—	—	—	(4,113)	—	—	(1,612)	(5,725)
Balance March 31, 2026	132,781,092	$1	51,499,195	—	$640,755	$(265,759)	$6,052	988,362	$(12,930)	$90,064	$458,183

							Accumulated
							Other
	Class A		Class B-1		Additional		Comprehensive				Total
	Common Stock		Common Stock		Paid-In	Accumulated	Income	Treasury Stock		Non-Controllig	stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Shares	Amount	interest	equity
Balance at December 31, 2024	129,929,023	1	51,499,195	—	$611,982	$(192,914)	$222	$809,423	$(9,856)	$119,865	$529,300
Net loss	—	—	—	—	—	(31,046)	—	—	—	(10,886)	(41,932)
Stock-based compensation	194,744	—	—	—	3,826	—	—	—	—	—	3,826
Class A common stock withheld related to settlement of employee taxes for stock-based compensation awards	(5,912)	—	—	—	—	—	—	5,912	(94)	—	(94)
Effect of remeasurement of non-controlling interest due to other share transactions	—	—	—	—	405	—	—	—	—	(405)	—
Proceeds from exercise of stock options	334,006	—	—	—	818	—	—	—	—	—	818
Distribution to AES Grid Stability	—	—	—	—	(1,035)	—	—	—	—	—	(1,035)
Gain on foreign currency translation, net of tax	—	—	—	—	—	—	6,215	—	—	2,459	8,674
Loss on cash flow hedges, net of tax	—	—	—	—	—	—	(354)	—	—	(140)	(494)
Balance March 31, 2025	130,451,861	$1	51,499,195	$—	$615,996	$(223,960)	$6,083	815,335	$(9,950)	$110,893	$499,063

							Accumulated
							Other
	Class A		Class B-1		Additional		Comprehensive				Total
	Common Stock		Common Stock		Paid-In	Accumulated	Income	Treasury Stock		Non-Controllig	stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Shares	Amount	interest	equity
Balance at September 30, 2024	129,421,797	1	51,499,195	—	$634,851	$(151,448)	$(1,840)	$786,048	$(9,460)	$135,035	$607,139
Net loss	—	—	—	—	—	(72,512)	—	—	—	(26,433)	(98,945)
Stock-based compensation	553,330	—	—	—	9,092	—	—	—	—	—	9,092
Class A common stock withheld related to settlement of employee taxes for stock-based compensation awards	(29,287)	—	—	—	—	—	—	29,287	(490)	—	(490)
Effect of remeasurement of non-controlling interest due to other share transactions	—	—	—	848	—	—	—	—	(848)	—
Proceeds from exercise of stock options	506,021	—	—	—	1,240	—	—	—	—	—	1,240
Purchases of Capped Calls related to 2030 Convertible Senior Notes	—	—	—	—	(29,000)	—	—	—	—	—	(29,000)
Distribution to AES Grid Stability	—	—	—	—	(1,035)	—	—	—	—	—	(1,035)
Loss on foreign currency translation, net of tax	—	—	—	—	—	—	2,415	—	—	948	3,363
Gain on cash flow hedges, net of tax	—	—	—	—	—	—	5,508	—	—	2,191	7,699
Balance March 31, 2025	130,451,861	$1	51,499,195	$—	$615,996	$(223,960)	$6,083	815,335	$(9,950)	$110,893	$499,063

The accompanying notes are an integral part of these condensed consolidated statements.

FLUENCE ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(U.S. Dollars in Thousands)

	Six Months Ended March 31,
	2026	2025
Operating activities
Net loss	$(91,827)	$(98,945)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,526	10,674
Amortization of debt issuance costs	2,299	1,944
Inventory provision	(7,035)	(474)
Stock-based compensation	9,230	9,092
Deferred income taxes	(147)	445
Changes in operating assets and liabilities:
Trade receivables, net	92,560	61,910
Unbilled receivables	(43,310)	56,559
Receivables from related parties	63,213	128,670
Advances to suppliers	(80,518)	(9,320)
Inventory	(299,626)	(520,237)
Other current assets	(41,170)	3,150
Other non-current assets	15,649	(22,662)
Accounts payable	(127,999)	(202,860)
Deferred revenue with related parties	(13,533)	(3,376)
Deferred revenue	165,516	383,120
Accruals and provisions	9,647	40,728
Taxes payable	(19,134)	(38,916)
Other current liabilities	(1,861)	(64,337)
Other non-current liabilities	615	7,419
Net cash used in operating activities	(347,905)	(257,416)
Investing activities
Capital expenditures on software and other	(7,797)	(6,298)
Purchase of property and equipment	(8,309)	(6,462)
Net cash used in investing activities	(16,106)	(12,760)
Financing activities
Class A common stock withheld related to settlement of employee taxes for stock-based compensation awards	(2,717)	(490)
Proceeds from issuance of 2030 Convertible Senior Notes	—	400,000
Purchases of Capped Calls related to 2030 Convertible Senior Notes	—	(29,000)
Payment for debt issuance costs	(1,473)	(11,602)
Purchases under supply chain financing arrangements	70,810	—
Proceeds from exercise of stock options	2,379	1,240
Distribution to AES Grid Stability	—	(1,035)
Principal payments on finance leases	(2,386)	—
Net cash provided by financing activities	66,613	359,113
Effect of exchange rate changes on cash and cash equivalents	(4,343)	2,372
Net (decrease) increase in cash, cash equivalents, and restricted cash	(301,741)	91,309
Cash, cash equivalents, and restricted cash as of the beginning of the period	714,630	518,706
Cash, cash equivalents, and restricted cash as of the end of the period	$412,889	$610,015
Supplemental Cash Flows Information
Interest paid	$7,801	$2,070
Cash paid on income taxes	$10,634	$10,997

The accompanying notes are an integral part of these condensed consolidated statements.

FLUENCE ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.Organization and Operations

Fluence Energy, Inc., a Delaware corporation (the “Company”), was formed on June 21, 2021. We conduct our business operations through Fluence Energy, LLC, and its direct and indirect subsidiaries. Fluence Energy, LLC was formed on June 30, 2017 as a joint venture between Siemens Industry, Inc. (“Siemens Industry”), an indirect subsidiary of Siemens AG (“Siemens”), and AES Grid Stability, LLC (“AES Grid Stability”), an indirect subsidiary of The AES Corporation (“AES”), and commenced operations on January 1, 2018. We refer to Siemens Industry and AES Grid Stability as the “Founders” in this Quarterly Report on Form 10-Q for the period ended March 31, 2026 (this “Report”).

Fluence Energy, Inc. is a holding company whose sole material assets are the limited liability company interests (the “LLC Interests”) in Fluence Energy, LLC. All of our business is conducted through Fluence Energy, LLC, together with its subsidiaries, and the financial results of Fluence Energy, LLC are consolidated in our financial statements. Fluence Energy, LLC is taxed as a partnership for federal income tax purposes and, as a result, its members, including Fluence Energy, Inc., pay income taxes with respect to their allocable shares of its net taxable income. As of March 31, 2026, Fluence Energy, LLC had subsidiaries operating in Germany, Australia, Philippines, Chile, the Netherlands, the United States, India, Singapore, United Kingdom, Canada, Taiwan, Ireland, Japan, and Switzerland. Except where the context clearly indicates otherwise, “Fluence,” “we,” “us,” “our,” or the “Company” refers to Fluence Energy, Inc. and all of its direct and indirect subsidiaries, including Fluence Energy, LLC.

The Company’s fiscal year begins on October 1 and ends on September 30. References to “fiscal year 2025” and “fiscal year 2026” refer to the twelve months ended September 30, 2025 and ending September 30, 2026, respectively.

The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer. The Company’s CODM reviews financial information on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, the Company has determined that it operates in one operating segment, which corresponds to one reportable segment. The CODM uses gross margin, earnings before interest, taxes, depreciation and amortization (“EBITDA”), and consolidated net income (loss) to assess performance for the Company, monitor budget versus actual results, and determine how to allocate resources. The Company has concluded that consolidated net income (loss) as reported in the condensed consolidated statements of operations is the measure of segment profit or loss. There are no other expense categories regularly provided to the CODM that are not already included in the financial statements included herein.

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

Non-Controlling Interest

As the sole managing member of Fluence Energy, LLC, Fluence Energy, Inc. operates and controls all the business and affairs of Fluence Energy, LLC and, through Fluence Energy, LLC and its direct and indirect subsidiaries, conducts the Company’s business. Fluence Energy, LLC is a variable interest entity, of which Fluence Energy, Inc. beneficially owns an interest as of March 31, 2026. For accounting purposes, Fluence Energy, Inc. is considered the primary beneficiary and therefore consolidates the results of Fluence Energy, LLC and its direct and indirect subsidiaries. The table below summarizes the ownership structure at the end of each respective period:

	March 31, 2026	September 30, 2025
Controlling Interest Ownership	72.05%	71.81%
Non-Controlling Interest Ownership (AES)	27.95%	28.19%

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements as of March 31, 2026, and for the three and six months ended March 31, 2026 and 2025 are unaudited. These financial statements should be read in conjunction with the Company’s audited financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2025 filed with the SEC on November 25, 2025 (the “2025 Annual Report”). In our opinion, such unaudited financial statements reflect all adjustments, including normal recurring items, that are necessary for the fair statement of the Company’s financial position as of March 31, 2026, the results of its operations for the three and six months ended March 31, 2026 and 2025, and its cash flows for the six months ended March 31, 2026 and 2025. The financial data and other information disclosed in these notes related to the three and six months ended March 31, 2026 and 2025 are also unaudited. The results for the three and six months ended March 31, 2026 and 2025 are not necessarily indicative of results for the full year ending or ended September 30, 2026 and 2025, any other interim periods, or any future year or period. The balance sheet as of September 30, 2025 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted in the interim financial statements.

For a complete description of our significant accounting policies, refer to “Note 2 - Summary of Significant Accounting Policies and Estimates” in the audited consolidated financial statements included in our 2025 Annual Report.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. Items subject to such estimates and assumptions include: the carrying amount and estimated useful lives of long-lived assets; impairment of goodwill, intangible assets, and long-lived assets; valuation allowances for inventories; deferred tax assets; revenue recognized under the percentage of completion (“POC”) method; transaction price estimates with variable consideration; accrued bonuses; and various project-related provisions including, but not limited to, estimated losses and warranty obligations.

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

in thousands	March 31, 2026	September 30, 2025
Cash and cash equivalents	$387,299	$690,768
Restricted cash	25,590	23,862
Total cash, cash equivalents and restricted cash	$412,889	$714,630

Restricted cash at the end of each respective period consisted of the following:

in thousands	March 31, 2026	September 30, 2025
Collateral for credit card program	$6,321	$6,112
Collateral for outstanding bank guarantees	8,568	7,309
Collateral for surety program	10,556	10,370
Term deposits	145	71
Total restricted cash	$25,590	$23,862

Revenue and Cost Recognition

The Company’s revenue recognition policy included herein is based on the application of Accounting Standards Codification - Revenue from Contracts with Customers (“ASC 606”). As of March 31, 2026, the Company’s revenue was generated primarily from the sale of energy storage products and solutions, providing operational services, and the sale of digital applications and solutions.

Revenue from Sale of Energy Storage Products and Solutions: The Company enters into contracts with utility companies, developers, and commercial and industrial customers to design and build battery-based energy storage products and solutions. Our projects have a lead time from date of contract execution to substantial completion, typically ranging from approximately twelve up to eighteen months. Generally, we must design the project, as each storage solution is customized depending on the customer’s energy needs, procure the major equipment, obtain manufacturing slots from our contract manufacturers, coordinate the logistics, and assemble the solution prior to delivery and installation at our customer project sites. These actions must be completed timely to adhere to customer schedules and milestones. Depending on the scope of the project we may be responsible for the installation of the equipment. After the equipment is installed, we are responsible for commissioning. The Company recognizes revenue over time when we have enforceable right to payment for work performed to date and the solution, in its completed state, does not have any alternative use to the Company. Revenue is recognized using the POC method based on actual cost incurred as a percentage of total estimated contract costs. Standard inventory materials (including batteries, enclosures, chillers, and others, which are assembled into “integrated systems”) are included in our measure of progress when they are restricted to a specific customer’s project such that we no longer have the ability to direct their use for other purposes. Contract costs include all direct material and labor costs related to contract performance. As the cost of the assembled integrated systems comprise a substantial portion of the total estimated contract costs, our pattern of revenue recognition may vary materially from period to period. Our judgment on when costs should be included in the measure of progress may have a material impact on revenue recognition.

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

Some of the agreements also provide a commitment to perform augmentation activities which would typically be represented by installation of additional batteries, and other components as needed, to compensate for partially lost capacity due to degradation of batteries over time. The obligation to perform augmentation activities can take the form of either maintaining battery capacity above a given threshold for a stated term while others provide a fixed number of augmentations over a contract term. Augmentation arrangements that require us to maintain battery capacity above established thresholds for a given term may be considered service-type warranties depending on the contract terms. These represent a stand-ready obligation in which the customer benefits evenly over time, of which we recognize revenue for these arrangements using a straight-line recognition method. Alternatively, augmentation arrangements that require us to perform a fixed number of augmentations over a contract term follow the POC revenue recognition method. Since these arrangements require a fixed number of augmentations we must perform, we use the pattern of cost as a proxy to identify when our obligations are satisfied and to recognize revenue.

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

Loss Contracts: A contract becomes a loss contract when its estimated total costs are expected to exceed its total revenue. The Company accrues the full loss expected in the period a loss contract is identified which is recorded in “Accruals and provisions” and “Cost of goods and services” on the Company’s condensed consolidated balance sheets and condensed consolidated statements of operations, respectively.

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

Inventory, Net

Inventory primarily consists of integrated systems, batteries and related equipment, enclosures, inverters, and spare parts. Inventory is stated at the lower of cost or net realizable value with cost being determined by the specific identification method. Costs include cost of purchase, costs of conversion and other costs incurred in bringing the inventories to their present location and condition. The Company periodically reviews its inventory for potential obsolescence and write down of its inventory, as appropriate, to net realizable value based on its assessment of usefulness and marketability conditions.

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

During the six months ended March 31, 2026 and 2025, the Company capitalized $5.1 million and $4.0 million, respectively, of internal-use software.

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

During the six months ended March 31, 2026 and 2025, the Company capitalized $2.2 million and $11.7 million, respectively, of software development costs related to hosting arrangements.

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

During the six months ended March 31, 2026 and 2025, the Company capitalized $1.9 million and $2.0 million, respectively, of external-use software to be sold.

Government Incentives and Grants

The Company has determined that it is entitled to the Section 45X Advanced Manufacturing Production Tax Credit (the “AMPC”) provided by the Inflation Reduction Act of 2022 (“IRA”) (which went into effect in 2023), as modified by the One Big Beautiful Bill Act (“OBBBA”) (which went into effect in 2025). The Company recognizes the AMPC tax credits as a reduction to the related cost of goods and services, when there is reasonable assurance that the Company will be able to claim the credits (i.e., upon recognition of revenue and cost of goods and services related to the sold eligible equipment). During the six months ended March 31, 2026 and 2025, the Company recognized a reduction to cost of goods and services of $10.9 million and $0.0 million, respectively.

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

The fair values of the Company’s foreign currency forward contracts are measured on a recurring basis by comparing the contracted forward exchange rate to the current market exchange rate. The foreign currency forward contracts are categorized as Level 2 in the fair value hierarchy, as the inputs to the derivative pricing model are generally observable and do not contain a high level of subjectivity. Refer to “Note 18 – Derivatives and Hedging” for details regarding the Company’s derivatives and hedging activities.

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

Recent Accounting Standards Adopted

The following table presents accounting standards adopted during the six months ended March 31, 2026.

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

		ASU 2024-03 is effective for the Company’s annual report for fiscal year ending September 30, 2028 and interim reporting periods beginning from January 1, 2028.	The Company is evaluating the impact this guidance will have on its disclosures.
ASU No. 2025-05: Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets	ASU 2025-05 amends ASC 326-20 to provide a practical expedient (for all entities) and an accounting policy election (for all entities, other than public business entities, that elect the	ASU 2025-05 is effective for the Company’s annual report for fiscal year ending September 30, 2027 and interim	The Company is evaluating the impact this guidance will have on its disclosures.

	practical expedient) related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606.	periods within that annual reporting period.
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

annual reporting period that have a material impact on the entity.
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

3.Loss per Share

As of March 31, 2026, the Company has two classes of common stock outstanding, Class A and Class B-1. Loss per share is calculated and reported under the “two-class” method. The “two-class” method is an earnings allocation method under which loss per share is calculated for each class of common stock considering both distributions declared or accumulated and participation rights in undistributed earnings as if all such loss had been distributed during the period.

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

The following table presents the potentially dilutive securities that were excluded from the computation of diluted loss per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Class B-1 common stock	51,499,195	51,499,195	51,499,195	51,499,195
Shares underlying the conversion option in the 2030 Convertible Senior Notes	18,738,880	18,738,880	18,738,880	18,738,880
Outstanding pre-IPO options issued pursuant to the 2020 Unit Option Plan	1,397,309	2,594,137	1,397,309	2,594,137
Outstanding restricted stock units (“RSUs”)	1,770,029	2,772,801	1,770,029	2,772,801
Outstanding performance share units (“PSUs”)	979,132	982,820	979,132	982,820
Outstanding non-qualified stock options	657,313	474,992	657,313	474,992
Outstanding restricted stock (“Nispera equity”)	—	177,067	—	177,067

Basic and diluted loss per share of Class A common stock for the three and six months ended March 31, 2026 and 2025, respectively, have been computed as follows:

	Three Months Ended March 31,
	2026			2025
			$per			$per
In thousands, except share and per share amounts	Loss	Shares	Share	Loss	Shares	Share
Basic loss per Share
Net loss attributable to Fluence Energy, Inc.	$(20,927)	132,542,675	$(0.16)	$(31,046)	129,985,932	$(0.24)
Diluted loss per Share
Net loss attributable to Fluence Energy, Inc.	$(20,927)	132,542,675	$(0.16)	$(31,046)	129,985,932	$(0.24)

	Six Months Ended March 31,
	2026			2025
			$per			$per
In thousands, except share and per share amounts	Loss	Shares	Share	Loss	Shares	Share
Basic loss per Share
Net loss attributable to Fluence Energy, Inc.	$(65,997)	132,026,842	$(0.50)	$(72,512)	129,731,535	$(0.56)
Diluted loss per Share
Net loss attributable to Fluence Energy, Inc.	$(65,997)	132,026,842	$(0.50)	$(72,512)	129,731,535	$(0.56)

4.Revenue from Contracts with Customers

Revenue is primarily derived from sales of our energy storage products and solutions. The following table presents the Company’s revenue disaggregated by product or service type:

	Three Months Ended March 31,		Six Months Ended March 31,
In thousands	2026	2025	2026	2025
Revenue from energy storage products and solutions	$433,632	$397,331	$884,513	$567,082
Revenue from services	29,365	32,888	51,854	48,555
Revenue from digital applications and solutions	1,894	1,399	3,758	2,769
Total	$464,891	$431,618	$940,125	$618,406

The following table presents the Company’s revenue disaggregated by geographical region. Revenues are attributed to regions based on location of customers:

	Three Months Ended March 31,		Six Months Ended March 31,
In thousands	2026	2025	2026	2025
Americas (North, Central, and South America)	$234,754	$226,296	$568,536	$323,636
APAC (Asia Pacific)	151,877	75,354	219,910	105,159
EMEA (Europe, Middle-East, and Africa)	78,260	129,968	151,679	189,611
Total	$464,891	$431,618	$940,125	$618,406

Customer Concentration

For the six months ended March 31, 2026, the Company’s top three customers, in the aggregate, accounted for approximately 45% of total revenue.

For the six months ended March 31, 2025, the Company’s top two customers, in the aggregate, accounted for 48% of total revenue.

Deferred Revenue

Deferred revenue from related parties is included in the Company’s condensed consolidated balance sheets. The following tables provide information about deferred revenue from contracts with customers:

	Six Months Ended March 31,
In thousands	2026	2025
Deferred revenue, beginning of period	$640,457	$274,499
Additions	441,764	616,304
Revenue recognized related to amounts that were included in beginning balance of deferred revenue	(276,691)	(242,713)
Deferred revenue end of period	$805,530	$648,090

	Six Months Ended March 31,
In thousands	2026	2025
Deferred revenue from related parties, beginning of period	$79,916	$38,162
Additions	25,636	27,622
Revenue recognized related to amounts that were included in beginning balance of deferred revenue	(39,173)	(31,010)
Deferred revenue from related parties, end of period	$66,379	$34,774

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

As of March 31, 2026, the Company had $5.6 billion of remaining performance obligations related to contractual commitments, of which we expect to recognize in revenue approximately 50% to 55% in the next 12 months, with the remainder recognized in revenue in periods thereafter.

5.Inventory, Net

Inventory consisted of the following:

	March 31, 2026			September 30, 2025
In thousands	Cost	Provision	Net	Cost	Provision	Net
Integrated systems, batteries, and other equipment	$767,485	$(24,844)	$742,641	$463,493	$(30,891)	$432,602
Spare parts	21,535	(18)	21,517	22,415	(2)	22,413
Total	$789,020	$(24,862)	$764,158	$485,908	$(30,893)	$455,015

6.Other Current Assets

Other current assets consisted of the following amounts:

In thousands	March 31, 2026	September 30, 2025
Taxes recoverable and tax credits	$39,898	$15,186
Prepaid expenses	29,709	21,667
Prepaid insurance	9,750	2,538
Current portion of recoverable warranty costs from suppliers	9,999	8,585
Other	6,494	6,695
Total	$95,850	$54,671

7.Intangible Assets, Net

Intangible assets are stated at amortized cost and consisted of the following:

	March 31, 2026			September 30, 2025
		Accumulated			Accumulated
In thousands	Cost	Amortization	Net	Cost	Amortization	Net
Patents and licenses	$28,921	$(15,888)	$13,033	$28,856	$(14,911)	$13,945
Developed technology	31,857	(12,244)	19,613	31,932	(10,910)	21,022
Customer relationship	5,573	(3,477)	2,096	4,825	(3,035)	1,790
Trade names/Trademarks	5,375	(4,821)	554	5,379	(4,640)	739
Capitalized internal-use software	29,741	(11,162)	18,579	24,674	(7,966)	16,708
Capitalized software to be sold	13,041	(2,790)	10,251	11,109	(1,910)	9,199
Total	$114,508	$(50,382)	$64,126	$106,775	$(43,372)	$63,403

Intangible assets are amortized over their estimated useful lives on a straight-line basis. Total amortization expense for the three months ended March 31, 2026 and 2025 was $3.6 million and $2.9 million, respectively. The amortization expense for the three months ended March 31, 2026 and 2025 included $2.3 million and $1.3 million for capitalized software, respectively. Total amortization expense for the six months ended March 31, 2026 and 2025 was $7.0 million and $5.2 million, respectively. The amortization expense for the six months ended March 31, 2026 and 2025 included $4.1 million and $2.6 million for capitalized software, respectively

8.Goodwill

No impairment was recognized for the six months ended March 31, 2026 or 2025. The following table presents the goodwill activity for the six months ended March 31, 2026 and 2025:

	March 31,
In thousands	2026	2025
Goodwill, Beginning of the period	$28,584	$27,482
Foreign currency adjustment	(70)	(879)
Goodwill, End of the period	$28,514	$26,603

9.Leases

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

The amounts of assets and liabilities and other information for the Company’s operating and finance leases are as follows:

In thousands	Balance Sheet Caption	March 31, 2026	September 30, 2025
Right-of-use assets:
Operating leases	Other non-current assets	$8,731	$11,256
Finance leases	Property and equipment, net	17,922	22,057
Total right-of-use assets		26,653	33,313

Lease liabilities:
Operating leases	Other current liabilities	$6,032	$6,789
	Other non-current liabilities	3,123	5,044
Finance leases	Other current liabilities	1,106	3,492
Total lease liabilities		$10,261	$15,325

10.Accruals and Provisions

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

In thousands	March 31, 2026	September 30, 2025
Accruals	$218,848	$203,410
Accruals with related parties	980	6,353
Accruals for software development costs	58	23
Provisions for expected project losses	12,076	15,684
Current portion of warranty accrual	22,648	20,765
Total	$254,610	$246,235

11.Debt

Revolving Credit Facility

On August 6, 2024, Fluence Energy, Inc. entered into Amendment Number Three (“Amendment No. 3”) to the asset-based syndicated credit agreement by and among Fluence Energy, LLC, as parent borrower, the Company, as parent, the other borrowers party thereto, the other guarantors party thereto, the lenders party thereto, and Citibank, N.A., as administrative agent (as successor to Barclays Bank PLC) (such agreement, as so amended, the “2024 Credit Agreement”) converting the outstanding asset-based lending facility into a senior secured cash flow revolving credit facility in an initial aggregate principal amount of up to $500.0 million (the “Revolver”). On March 31, 2026, we entered into Amendment Number Four (“Amendment No. 4”) to the 2024 Credit Agreement (such agreement, as so amended by Amendment No. 4, the “Credit Agreement”). Capitalized terms used in this subsection that are not otherwise defined are defined in the Credit Agreement.

The Revolver is secured by (i) a first priority pledge of the Company’s equity interests in Fluence Energy, LLC and Fluence Energy Global Production Operation, LLC, (ii) first priority security interests in substantially all tangible and intangible personal property of the Company, Fluence Energy, LLC, Fluence Energy Global Production Operation, LLC and certain of its foreign subsidiaries, in each case, subject to customary exceptions and limitations, and (iii) a pledge of the Company’s equity interests in certain of its foreign subsidiaries and security interests in certain assets of such foreign subsidiaries.

The Credit Agreement sets forth that (i) loans comprising each ABR Borrowing shall bear interest at the Alternate Base Rate plus 2.00%, (ii) loans comprising each Term Benchmark Borrowing shall bear interest at the Term SOFR Rate or the Adjusted EURIBOR Rate, as applicable, plus 3.00%, and (iii) the loans comprising each RFR Borrowing shall bear interest at the Daily Simple RFR plus 3.00%, in each instance subject to customary benchmark replacement provisions including, but not limited to, alternative benchmark rates, customary spread adjustments with respect to borrowings in foreign currencies, and benchmark replacement conforming changes. Fluence Energy, LLC is required to pay to the lenders a commitment fee on the average daily unused portion of the commitments through maturity, which shall accrue at the rate of 0.50% per annum. The Credit Agreement provides for a cash draw sublimit of $150.0 million as well as a letter of credit sublimit in the amount of $500.0 million if certain conditions are met.

The Credit Agreement contains customary covenants for this type of financing, including, but not limited to, covenants that restrict our and certain of our subsidiaries’ ability to: incur indebtedness; incur liens; sell, transfer, or dispose of property and assets; make investments or acquisitions; pay dividends, make distributions or other restricted payments; and engage in affiliate transactions. The Credit Agreement limits our ability to make certain payments. Following the entry into Amendment No. 4, the Credit Agreement now requires the borrowers to post $50.0 million in cash collateral if the Total Revolving Extensions of Credit exceed $450.0 million.

In addition, Amendment No. 4 extended the Trigger Date under the Credit Agreement from December 31, 2025 to December 31, 2026. From the time of entry into Amendment No. 3 through the time of entry into Amendment No. 4, we were required to maintain (i) Total Liquidity of no less than $150.0 million through and including December 31, 2025, (ii) from January 1, 2026 and thereafter, (a) Total Liquidity of no less than $100.0 million and (b) Consolidated Leverage Ratio as of the last day of any Measurement Period not to exceed 3.50:1.00, and (iii) certain other financial requirements on certain dates. Pursuant to the changes to the Credit Agreement upon entry into Amendment No. 4 on March 31, 2026, we are now required to maintain (i) Total Liquidity of no less than $150.0 million through and including December 31, 2026, (ii) from January 1, 2027, and thereafter, (a) Total Liquidity of no less than $100.0 million and (b) Consolidated Leverage Ratio as of the last day of any Measurement Period not to exceed 3.50:1.00, and (iii) certain other financial requirements on certain dates. Such covenants are tested on a quarterly basis and upon the occurrence of other certain restricted payments, the incurrence of indebtedness, certain dispositions, and other specified transactions. As of March 31, 2026, we were in compliance with all such covenants.

The Credit Agreement contains customary events of default for this type of financing. If an event of default occurs with respect to a borrower, the lenders will be able to, among other things, terminate the commitments immediately, cash collateralize any outstanding letters of credit, declare any loans outstanding to be due and payable in whole or in part, and exercise other rights and remedies. The maturity date and the date of termination of lending commitments under the Credit Agreement is November 22, 2027. As of March 31, 2026, there are no cash borrowings under the Revolver, and there are $162.8 million letters of credit outstanding under the Revolver, with remaining availability of $337.2 million, net of letters of credit issued.

12.Convertible Senior Notes, Net

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

(1)during any calendar quarter (and only during such calendar quarter) commencing after the calendar quarter ended March 31, 2025, if the last reported sale price per share of the Company’s Class A common stock exceeds 130% of the conversion price for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter;

(2)during the five consecutive business days immediately after any 10 consecutive trading day period (the “measurement period”) if the ‘trading price’ per $1,000 principal amount of the 2030 Convertible Senior Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company’s Class A common stock on such trading day and the conversion rate on such trading day;
(3)upon the occurrence of specified corporate events, as set forth in the Indenture; or
(4)if the Company calls any or all the 2030 Convertible Senior Notes for redemption, but only with respect to such 2030 Convertible Senior Notes called for redemption.

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

The following table presents the net carrying value and fair value of the 2030 Convertible Senior Notes as of March 31, 2026:

		Unamortized
	Principal	Debt Issuance	Net Carrying	Fair Value
In thousands	Amount	Costs	Amount	Amount	Leveling
2030 Convertible Senior Notes	$400,000	$(8,293)	$391,707	$404,392	Level 2

The fair value was determined based on the quoted prices of the 2030 Convertible Senior Notes in an inactive market on the last traded day of the quarter ended March 31, 2026 and has been classified as Level 2 in the fair value hierarchy.

The following table presents the interest expense recognized related to the 2030 Convertible Senior Notes:

	Three Months Ended March 31,		Six Months Ended March 31,
In thousands	2026	2025	2026	2025
Coupon interest	$2,250	$2,250	$4,500	$2,725
Amortization of debt issuance costs	454	438	904	534
Total	$2,704	$2,688	$5,404	$3,259

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

13.Income Taxes

The Company’s provision for income taxes is based on the estimated annual effective tax rate, plus discrete items.

Income tax expense (benefit) was $1.5 million and $(2.0) million for the three months ended March 31, 2026 and 2025, respectively. The effective tax rate for the three months ended March 31, 2026 and 2025 was (5.6)% and 4.5%, respectively. For the three months ended March 31, 2026, the Company’s effective tax rate differs from the U.S. statutory tax rate of 21% primarily due to valuation allowances.

Income tax expense (benefit) was $(6.3) million and $(3.7) million for the six months ended March 31, 2026 and 2025, respectively. The effective tax rate for the six months ended March 31, 2026 and 2025 was 6.5% and 3.6%, respectively. For the six months ended March 31, 2026, the Company’s effective tax rate differs from the U.S. statutory tax rate of 21% primarily due to valuation allowances.

As of March 31, 2026 and September 30, 2025, the Company does not believe it has any significant uncertain tax positions and therefore, has not recorded any unrecognized tax benefits.

The Company evaluates the realizability of its deferred tax assets on a quarterly basis and establishes valuation allowances when it is more-likely-than-not that all or a portion of a deferred tax asset may not be realized. As of March 31, 2026 and September 30, 2025, the Company had recorded a full valuation allowance against deferred tax assets on Fluence Energy, Inc. primarily related to its investment in Fluence Energy, LLC, as well as on certain foreign subsidiaries based on the weight of available evidence, including cumulative losses. In the event that the valuation allowance related to tax benefits associated with the Tax Receivable Agreement, dated October 27, 2021, by and among Fluence Energy, Inc., Fluence Energy, LLC, Siemens Industry, Inc. and AES Grid Stability, LLC (the “Tax Receivable Agreement”), is released in a future period, a Tax Receivable Agreement liability will be recorded based on the amounts probable and reasonably estimable in accordance with ASC 450.

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

14.Commitments and Contingencies

Guarantees, Commitments, Letters of Credit, and Surety Bonds

As of March 31, 2026, the Company had outstanding bank guarantees, parent company guarantees, letters of credit, and surety bonds issued as performance security arrangements associated with a number of our customer projects. In addition, we have a limited number of parent company guarantees and letters of credit issued as payment security to certain vendors. These contractual commitments are all accounted for off-balance sheet. In the event that we fail to perform under a project backstopped by such credit support, the customer or vendor, respectively, may demand performance and/or payment, as applicable, pursuant to the terms of the project contract or vendor contract and applicable credit support instrument from the Company, surety, or bank, as the case may be. Our relationship with our sureties is such that we will indemnify the sureties for any damages and expenses they incur in connection with any of the bonds they issue on our behalf and we may be required to post collateral to support the bonds. With respect to letters of credit, in the event of non-performance under a contract, direct obligations to repay the banks may arise. The Company expects that its performance and payment obligations secured by these bank guarantees, parent company guarantees, letters of credit, and surety bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms.

The following table summarizes our contingent contractual obligations as of March 31, 2026. Amounts presented in the following table represent the Company’s current undiscounted exposure to guarantees, commitments, letters of credit, and surety bonds and the range of maximum undiscounted potential exposure. The maximum exposure is not reduced by the amounts, if any, that could be recovered under the recourse or collateralization provisions in the guarantees, commitments, letters of credit, and surety bonds.

			Maximum Exposure Range
	Amount	Number of	for Each Agreement
	(in $millions)	Agreements	(in $millions)
Guarantees and commitments	$5,494	100	$0 - 436.9
Letters of credit under bilateral credit facilities	6	5	0.1 - 3
Letters of credit under Revolver	163	41	0 - 22.5
Surety bonds	581	62	0 - 79.2
Total	$6,244	208

Purchase Commitments

The Company has commitments for minimum volumes or spend under master supply agreements with our vendors. The majority of the commitments are for purchases of battery cells and modules. Liquidated damages apply if the minimum purchase volumes or spend are not met. The Company currently expects to meet the minimum committed volumes of purchases and spend. The following table presents our future minimum purchase commitments by fiscal year, primarily for battery cells and modules, and liquidated damages, if the minimum purchase volumes or spend are not met, as of March 31, 2026:

in thousands	Purchase Commitment	Liquidated Damages
2026	40,139	—
2027	1,120,093	88,339
2028	893,581	68,131
2029	348,842	44,753
2030 and thereafter	237,000	$8,100
Total	$2,639,655	$209,323

The Company makes advance payments as capacity guarantees pursuant to purchase agreements with our suppliers. As of March 31, 2026, $59.1 million is recorded within “Advances to suppliers” and $33.1 million is recorded within “Other non-current assets” on the condensed consolidated balance sheets.

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

As of March 31, 2026 and September 30, 2025, the Company accrued the below estimated warranty liabilities, which the table reflects six months activity and twelve months activity, respectively:

In thousands	March 31, 2026	September 30, 2025
Warranty balance, beginning	$51,807	$40,242
Warranties issued and assumed in period	8,074	22,409
Change in estimates	—	3,173
Net changes in liability for warranty expirations, costs incurred, and foreign exchange impact	(5,038)	(14,017)
Warranty balance, ending	$54,843	$51,807
Less: Recoverable warranty costs from suppliers	26,076	23,578
Warranty balance, net of recoverable warranty costs from suppliers, at end of period	$28,767	$28,229

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

Securities Class Actions

On March 11, 2025, a putative federal securities class action complaint captioned Abramov v. Fluence Energy, Inc. et al. (Case No. 1:25-cv-00444) was filed in the United States District Court, Eastern District of Virginia, against the Company and certain of the Company’s executive officers. On April 15, 2025, a putative federal securities class action complaint captioned Kramer v. Fluence Energy, Inc. et al. (Case No. 1:25-cv-00634) was filed in the United States District Court, Eastern District of Virginia, against the Company, certain of the Company’s current and former executive officers, AES Grid Stability, and AES. Both actions purported to be brought on behalf of a purported class of stockholders, and asserted violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder. The complaints sought unspecified damages and other relief. On May 30, 2025, the United States District Court, Eastern District of Virginia ordered the consolidation of the Abramov and Kramer cases, captioned the consolidated matter In re Fluence Energy, Inc. Securities Litigation (Case No. 1:25-cv-00444-PTG-IDD) and appointed a lead plaintiff and lead counsel. The court-appointed lead plaintiff subsequently filed a consolidated complaint that asserts claims under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder against the Company, AES Grid Stability, AES, and certain of the Company’s former and current executive officers. The consolidated complaint seeks unspecified damages and other relief. The defendants filed motions to dismiss the consolidated complaint on July 11, 2025. On March 31, 2026, the United States District Court, Eastern District of Virginia granted the defendants’ motion to dismiss the consolidated complaint in its entirety, without prejudice. The order granting the defendants’ motion to dismiss provides that the plaintiffs may file an amended complaint within 14 days of the date of issuance of the forthcoming memorandum opinion.

Shareholder Derivative Actions

On March 25, 2025, a purported stockholder, Raffi Elmajian, filed a shareholder derivative complaint captioned Elmajian v. Nebreda et al. in the United States District Court, Eastern District of Virginia (Case No. 1:25-cv-521) against current and former officers and directors of the Company, naming the Company as a nominal defendant. On April 3, 2025, a purported stockholder, Diaa Al Amad, filed a second shareholder derivative complaint captioned Al Amad v. Nebreda et al. in the United States District Court, Eastern District of Virginia (Case No. 1:25-cv-577) against current and former officers and directors of the Company, naming the Company as a nominal defendant. Both derivative complaints allege claims under Section 14(a) of the Exchange Act and Rule 14-9 promulgated thereunder, and breaches of fiduciary duties, among other claims. The actions purport to be brought derivatively on behalf of the Company and seek damages and other various relief. On April 22, 2025, the United States District Court, Eastern District of Virginia ordered the consolidation of the Elmajian and Al Amad cases, captioned In re Fluence Energy, Inc. Shareholder Derivative Litigation (Case No.: 1:25-cv-00521). On July 21, 2025, the United States District Court, Eastern District of Virginia ordered a stay on all proceedings and deadlines in the consolidated derivative matter until resolution of the consolidated securities class action detailed above. On January 16, 2026, a purported stockholder, Jung Jae Hyung, filed a shareholder derivative complaint captioned Hyung v. Nebreda et al. in the United States District Court for the District of Delaware (Case No. 1:26-cv-00050) against current and former officers and directors of the Company, naming the Company as a nominal defendant. On March 9, 2026, the United States District Court for the District of Delaware ordered a stay on all proceedings and deadlines in this matter until resolution of the consolidated securities class action detailed above. The Company believes the claims in all the derivative complaints are without merit and intends to defend the matters vigorously.

15.Related-Party Transactions

Related parties are primarily represented by AES and Siemens, their respective subsidiaries, other entities under common control, and other entities in which Siemens and AES have significant influence. As of March 31, 2026, AES Grid Stability holds 51,499,195 shares of Class B-1 common stock of Fluence Energy, Inc. and Siemens beneficially owns an aggregate of 51,499,195 shares of Class A common stock of Fluence Energy, Inc.

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

The Company also provides consulting services to AES whereby Fluence will advise and in some cases provide support to AES on procurement, logistics, design, safety, and commissioning of certain of their projects. Revenue from consulting services is classified as “Revenue from sale of energy storage products and solutions” in the Company’s Disaggregation of revenue table in “Note 4 - Revenue from Contracts with Customers.” Revenue from the consulting services is primarily recognized ratably over time based on a project specific period of performance in which we expect the performance obligation to be fulfilled. For the three months ended March 31, 2026 and 2025, the Company recognized $0.1 million and $3.8 million in revenue from consulting services with AES, respectively. For the six months ended March 31, 2026 and 2025, the Company recognized $0.2 million and $5.4 million in revenue from consulting services with AES, respectively.

Revenue from contracts with affiliates is included in “Revenue from related parties” on the Company’s condensed consolidated statements of operations.

In addition, the Company purchases materials and supplies from its affiliates and records the costs in “Cost of goods and services” on the Company’s condensed consolidated statements of operations.

Service Agreements

For the three and six months ended March 31, 2026, the Company has received limited treasury services related to executing trades for derivative contracts from AES. The cost associated with this service is recorded in “General and administrative expenses” on the Company’s condensed consolidated statement of operations.

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

Refer to “Note 17 - Supply Chain Financing” for details of the related party guarantees associated with a supply chain financing program.

Balance Sheet Related Party Transactions

The Company’s condensed consolidated balance sheets included the following balances with related parties for the periods indicated:

In thousands	March 31, 2026	September 30, 2025
Accounts receivable	$14,569	$26,615
Unbilled receivables	122,965	174,133
Total receivables from related parties	$137,534	$200,748
Advances to suppliers	$5,426	$9,603
Accounts payable	829	4,985
Deferred revenue	66,379	79,916
Accruals and provisions	980	6,353
Other current liabilities	—	301

Receivables, deferred revenue, advances, accounts payable, accruals and provisions, and other current liabilities with related parties are unsecured and settlement of these balances occurs in cash. No provision has been made related to the receivables from related parties.

Statement of Operations Related Party Transactions

The following table presents the related party transactions that are included in the Company’s condensed consolidated statements of operations for the periods indicated:

	Three Months Ended March 31,		Six Months Ended March 31,
In thousands	2026	2025	2026	2025
Revenue (a)	$40,165	$167,211	$222,397	$237,800
Cost of goods and services (b)	1,730	23,974	8,945	26,854
Research and development expenses	—	4	8	4
Sales and marketing	61	—	79	—
General and administrative expenses	378	397	1,938	1,111
(a)	Revenue from AES and its affiliates was approximately $39.8 million and $166.9 million for the three months ended March 31, 2026 and 2025, respectively. Revenue from AES and its affiliates was approximately $221.9 million and $235.6 million for the six months ended March 31, 2026 and 2025, respectively.
(b)	Represent purchases from related parties that are included in costs of goods and services and are not associated with the revenue listed in the table above.

16.Stock-Based Compensation

Option Plan

In 2020, the Company established the 2020 Unit Option Plan (the “Option Plan”) under which employees, directors, and consultants were originally granted non-qualified options to purchase Class A-1 units of Fluence Energy, LLC. As of September 30, 2021, the Company determined that achievement of the performance conditions related to awards granted under the Option Plan was not probable and therefore, no expense was recognized for the non-qualified options during the fiscal year ended September 30, 2021. The completion of the initial public offering on November 1, 2021 (the “IPO”) resulted in achievement of the performance condition for the majority of the underlying awards granted under the Option Plan. In connection with the IPO, the non-qualified options were converted into non-qualified stock options to purchase shares of Class A common stock of Fluence Energy, Inc. Non-qualified stock options under the Option Plan have a contractual term of ten years from the date of grant and an exercise price of $2.45. The Company estimated the fair value of the awards using the Black-Scholes option-pricing model. The outstanding awards continue to be governed by the Option Plan. The Option Plan is accounted for as an equity plan. The Company will not make any further awards under the Option Plan.

As of March 31, 2026, 1,397,309 stock options under the Option Plan remain outstanding with no unrecognized stock compensation expense.

2021 Incentive Award Plan

During the fiscal year ended September 30, 2021, the Company established the 2021 Incentive Award Plan (the “2021 Incentive Plan”) which reserved 9,500,000 shares of Class A common stock of Fluence Energy, Inc. for issuance to management, other employees, consultants, and board members of the Company. On March 12, 2026, at the 2026 annual meeting of stockholders of the Company, the stockholders approved the amended and restated 2021 Incentive Award Plan (the “A&R Incentive Plan”), which increased the number of shares of Class A common stock authorized for issuance thereunder by an additional 6,700,000 shares. The A&R Incentive Plan governs both equity-based and cash-based awards, including incentive stock options, non-qualified stock options, restricted stock, PSUs, and RSUs. Stock-based awards currently issued pursuant to the A&R Incentive Plan that are expected to be settled by issuing shares of Class A common stock are recorded as equity awards. The Company accounts for forfeitures as they occur.

Restricted Stock Units

RSUs granted under the A&R Incentive Plan vest ratably at one-third annually on the anniversary of the grant date over a three-year period pursuant to the terms of their applicable award agreements. The Company generally expenses the grant date fair value of the awards on a straight-line basis over each of the three separately vesting tranches within a given grant. There is no contractual term on the RSUs granted under the A&R Incentive Plan. The Company estimated the fair value of the awards using the market value of our Class A common stock on the grant date. The market value of our Class A common stock is calculated using the closing price of our Class A common stock on the date of grant. The following table summarizes activity under the A&R Incentive Plan for the six months ended March 31, 2026:

Number of RSUs
Outstanding as of October 1, 2025	2,232,320
Granted	674,065
Vested	(928,821)
Forfeited	(207,804)
Outstanding as of March 31, 2026	1,769,760

As of March 31, 2026, 1,769,760 RSUs previously issued remained outstanding with unrecognized stock compensation expense of $16.8 million.

Non-Qualified Stock Options

During the six months ended March 31, 2026, there were 230,440 non-qualified stock options granted, exercisable for Class A common stock under the A&R Incentive Plan. Non-qualified stock options under the A&R Incentive Plan have a contractual term of ten years from the date of grant. The Company estimated the fair value of the awards using the Black-Scholes option-pricing model. The non-qualified stock options granted under the A&R Incentive Plan vest ratably at one-third annually on the anniversary of the grant date over a three-year period pursuant to the terms of their applicable award agreements. The Company generally expenses the grant date fair value of the awards on a straight-line basis over each of the three separately vesting tranches within a given grant. As of March 31, 2026, 657,313 non-qualified stock options previously issued pursuant to the A&R Incentive Plan remained outstanding with unrecognized stock compensation expense of $4.9 million.

Performance Share Units

During the six months ended March 31, 2026, the Company granted 511,997 PSUs settleable in Class A common stock under the A&R Incentive Plan. The Company has two rounds of PSU grants under the A&R Incentive Plan outstanding, the first commencing at the start of fiscal year 2025 and the second commencing at the start of fiscal year 2026. The PSUs for the 2025-2027 performance cycle and the 2026-2028 performance cycle are both earned based on (i) the achievement of two financial performance metrics: cumulative Adjusted EBITDA (65% weight) and cumulative revenue (35% weight), over a two-year performance period beginning October 1st in the year of grant through September 30th in the second year after grant, and (ii) service-based vesting based on continued employment from the date of grant through September 30th in the third year after grant. The performance targets for cumulative revenue and cumulative Adjusted EBITDA are set by the Company’s Board of Directors and the Board’s Compensation and Human Resources Committee. PSUs are considered fully vested when both the performance and service based requirements are met in accordance with the vesting requirements and will be settled in Class A common stock no more than 60 days after the end of the third fiscal year. The awards can be paid out in a range of 50% to 200%, with 0% paid out for below-threshold performance, based on the achievement of the performance criteria and upon continued service through the performance period. The Company estimated the fair value of the awards using the market value of our Class A common stock. The market value is calculated using the closing price of our Class A common stock on the date of grant. The Company monitors the achievement of the performance criteria and expenses ratably the grant date fair value of the awards probable to vest over the requisite service period. If there are changes to the amount of probable awards to vest based on achievement of performance criteria, the related stock-based compensation expense may be significantly increased or reduced in the period that our estimate changes.

As of March 31, 2026, 979,132 PSUs previously issued remained outstanding with estimated unrecognized stock compensation expense of $8.4 million.

Other

In connection with the acquisition of Nispera AG in 2022, Fluence issued 531,202 shares of restricted stock to Nispera’s management team. The estimated post combination expense to the Company as a result of the business combination was approximately $6.9 million which was being recognized on a straight-line basis over the remaining service period that was stipulated in each holder’s original restricted stock agreement. As of March 31, 2026, no restricted stock awards previously issued remained outstanding with and there is no unrecognized stock compensation expense.

Stock-based compensation expense

Stock-based compensation expense was recorded as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
In thousands	2026	2025	2026	2025
Cost of goods and services	$381	$635	$885	$1,518
Research and development	164	313	385	736
Sales and marketing	739	441	1,562	679
General and administrative	2,658	2,445	6,398	6,209
Total	$3,942	$3,834	$9,230	$9,142

17.Supply Chain Financing

The Company provides certain of our suppliers with access to a supply chain financing program through a certain third-party financing institution (the “SCF Bank”). This program allows the Company to seek extended payment terms up to 120 days with our suppliers and allows our suppliers to monetize their receivables prior to the payment due date, subject to a discount. The Company does not pledge any assets as collateral under this program. Once a supplier elects to participate in this program and reaches an agreement with SCF Bank, the supplier chooses which individual invoices to sell to the SCF Bank. The Company then pays SCF Bank on the applicable due date. The Company has no economic interest in a supplier’s decision to sell an underlying receivable to SCF Bank. The agreements between our suppliers and SCF Bank are solely at their discretion and are negotiated directly between those two parties. Our suppliers’ ability to continue using such agreements is primarily dependent upon the strength of our financial condition and guarantees issued by AES and Siemens Corporation, a subsidiary of Siemens, pursuant to the terms of the Credit Support and Reimbursement Agreement. As of March 31, 2026, AES and Siemens Corporation issued guarantees of $50 million each, for a total of $100 million, to SCF Bank on our behalf.

For the three months ended March 31, 2026, no suppliers were actively participating in this supply chain financing program. The Company had no outstanding obligations confirmed as valid under the program as of March 31, 2026.

The Company entered into a new $150.0 million supply chain financing arrangement (the “New SCF Facility”) with a third-party financial institution (the “New SCF Bank”) on August 8, 2025. This New SCF Facility allows the Company to seek extended payment terms with our suppliers and allows our suppliers to monetize their receivables prior to the payment due date, subject to a discount. Such sales are at the sole discretion of the supplier, and on terms and conditions that are negotiated between the supplier and the New SCF Bank. The Company is not a party to the arrangement between its suppliers and the New SCF Bank and the Company has no economic interest in a supplier’s decision to sell an underlying receivable to the New SCF Bank. The Company does not provide secured legal assets or other forms of guarantees under this arrangement, nor do any of the Company’s affiliates. Under the New SCF Facility, the Company is required to maintain a liquidity ratio of 2:1 as of the last day of each calendar month. Liquidity ratio is defined as the ratio of (i) liquidity to (ii) the sum of (x) the aggregate outstanding notional amount of all receivables, bills of exchange or similar negotiable instruments purchased by the original SCF Bank under the existing supply chain financing arrangement described above and (y) the aggregate outstanding notional amount of payables outstanding under this New SCF Facility. Liquidity under the New SCF Facility includes the Company’s cash and cash equivalents and aggregate availability under the Company’s committed credit facilities, including the Revolver.

For the six months ended March 31, 2026, two suppliers participated in the New SCF Facility. As of March 31, 2026, the Company had outstanding obligations of $70.8 million confirmed as valid under the program with payment terms ranging from 140 days to 180 days. All outstanding payments owed under the program are recorded within “Other current liabilities” on the condensed consolidated balance sheets. During the six months ended March 31, 2026, the impact of the agreements between the Company’s suppliers and the New SCF Bank to the condensed consolidated statements of cash flows is a reduction of cash used in operating activities of $70.8 million offset by an increase in cash provided by financing activities of $70.8 million.

18.Derivatives and Hedging

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

For the Company’s foreign currency forward contracts that are designated and qualify as cash flow hedges, the gains or losses on the effective portion of such hedges are recorded in accumulated other comprehensive income and subsequently reclassified in the period during which the hedged transaction affects earnings within revenue in the condensed consolidated statements of operations (i.e., when control of the inventory is passed to third-party customers and revenue is recognized). The change in fair value of the components excluded from the assessment of effectiveness, including changes in the spot-forward differential and counterparty non-performance risk, will also be recognized within revenue in the condensed consolidated statements of operations.

The Company also has foreign currency forward contracts that are not designated as hedges and the changes in fair value of such derivatives are recognized in current period earnings.

Cash Flow Hedges

The fair value of the Company’s cash flow hedges as well as their classification on the condensed consolidated balance sheets as of March 31, 2026 and September 30, 2025 are as follows:

	March 31, 2026			September 30, 2025
	Notional	Other Current	Other Current	Notional	Other Current	Other Current
In thousands	Value	Assets	Liabilities	Value	Assets	Liabilities
Foreign currency forward contracts	$153,647	$923	$6,834	$80,269	$155	$1,493

The gains or (losses) resulting from changes in fair value of the Company’s cash flow hedges recognized in accumulated other comprehensive income (loss) for the three and six months ended March 31, 2026 and 2025 are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
In thousands	2026	2025	2026	2025
Foreign currency forward contracts, net of tax	$(5,657)	$6	$(11,069)	$7,871

The amounts recognized within “Revenue” in the condensed consolidated statements of operations with respect to the Company’s cash flow hedges for the three and six months ended March 31, 2026 and 2025 are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
In thousands	2026	2025	2026	2025
Foreign currency forward contracts	$(2,772)	$(608)	$(3,902)	$5,769

The following table details the changes in the cumulative impact of the gain (loss) on derivatives designated for hedge accounting for the six months ended March 31, 2026:

In thousands	March 31, 2026
Loss as of September 30, 2025	$(3,168)
Amount recognized in accumulated other comprehensive income (loss)	(11,069)
Amount reclassified from accumulated other comprehensive income (loss) into earnings	5,344
Loss as of March 31, 2026	$(8,893)

19.Sale of Receivables

Master Receivables Purchase Agreement

On February 27, 2024, Fluence Energy, LLC entered into a Master Receivables Purchase Agreement (“MRPA”), by and among Fluence Energy, LLC and any other seller from time to time party thereto, as sellers and servicers, and Credit Agricole Corporate and Investment Bank (“CACIB”), as purchaser. Pursuant to the MRPA, Fluence Energy, LLC may sell certain receivables (the “Purchased Receivables”) to CACIB from time to time, and CACIB may agree to purchase the Purchased Receivables in each case, on an uncommitted basis. The MRPA provides that the outstanding amount of all Purchased Receivables under the MRPA will not exceed $75.0 million, with sublimits for each account debtor and for certain kinds of receivables. The MRPA contains other customary representations and warranties and covenants. There were no transactions for the six months ended March 31, 2026.

Master Drafts Sales Agreement

On October 7, 2025, Fluence Energy, LLC entered into a Master Drafts Sale Agreement (“MDSA”), by and among Fluence Energy, LLC as seller and CACIB as purchaser. Pursuant to the MDSA, Fluence Energy, LLC may sell negotiable drafts (the “Drafts”) identified in purchase requests to CACIB, and CACIB may agree to purchase the Drafts on an uncommitted basis. Each Draft represents unconditional payments owed to Fluence Energy, LLC by its customers. For the six months ended March 31, 2026, the Company sold receivables to CACIB under the MDSA for net proceeds of $39.4 million. At the date of the true sale, the receivables were derecognized in their entirety from the condensed consolidated balance sheet and the proceeds are reflected in operating cash flows on the condensed consolidated statements of cash flows.

20.Subsequent Events

On February 20, 2026, the U.S. Supreme Court invalidated tariffs imposed by the U.S. government under the International Emergency Economic Powers Act (the “IEEPA”). Following the U.S. Supreme Court ruling, in March 2026, the U.S. Court of International Trade ruled that the U.S. Customs and Border Protection (“CBP”) must refund duties imposed under IEEPA. In response, CBP launched the Consolidated Administration and Processing of Entries (“CAPE”) portal within the Automated Commercial Environment (“ACE”) on April 20, 2026. After launch of the portal, the Company filed a claim for a refund of IEEPA tariffs previously paid. The impact of the IEEPA tariff refunds is currently not reflected in our results of operations as of and for the three months ended March 31, 2026.

As of the filing date of this Report, we currently estimate that the gross amount of IEEPA tariff refunds we expect to receive to be approximately $57.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following analysis provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Fluence and should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes thereto included in this Report and in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 25, 2025 (the “2025 Annual Report”). In addition to historical data, this discussion contains forward-looking statements about our business, results of operations, cash flows, financial condition, and prospects based on current expectations that involve risks, uncertainties, and assumptions. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those discussed in Part I, Item 1A. “Risk Factors” of the 2025 Annual Report and the section titled “Cautionary Statement Regarding Forward-Looking Information” included elsewhere in this Report. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

Our fiscal year begins on October 1 and ends on September 30. References to “fiscal year 2025,” and “fiscal year 2026” refer to the twelve months ended September 30, 2025 and ending September 30, 2026, respectively.

Key Factors, Trends, and Uncertainties Affecting our Performance

We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in Part I, Item 1. “Business” and in Part I, Item 1A. “Risk Factors” within our 2025 Annual Report.

Industry Outlook

The utility-scale battery storage industry continues to experience unprecedented growth fueled in large part by: (i) the global transition toward renewable energy, (ii) heightened focus on grid resilience, (iii) overall declining lithium-ion battery prices in the last decade or so, (iv) increased electricity demand, and (v) supportive regulatory frameworks. BloombergNEF estimated in its 2H 2025 Energy Storage Market Outlook published on October 20, 2025 that the global utility scale market, excluding China, will add approximately 3,201 GWh between 2024 and 2035.

Growth of the battery storage industry and the continued adoption of energy storage solutions by our customers has been driven in part by the overall decrease in cost of lithium-ion energy storage hardware, mainly the cost of lithium-ion batteries, over the last decade or so. However, we have recently seen an increase in prices of lithium carbonate and other commodities since December 2025. The market for energy storage continues to rapidly evolve and while we believe lithium-ion battery costs will continue to decline over the long-term, they may not decline or decline at the rates we expect, if at all over the long-term. Our revenue growth is directly tied to the continued adoption of energy storage products by our customers, which may be affected by commodity raw material price fluctuations and component price fluctuations. As we have not historically been the buyer of raw materials for our components and energy storage products, we have not historically entered into hedging arrangements to mitigate commodity risk. Significant price changes or reduced availability for our raw materials and components has had and may in the future have a deleterious effect on our business, financial condition, and results of operations.

Regulatory and Supply Chain Updates

Our energy storage business is supported by a strategically diversified global supply chain. We continue to work to align our U.S. procurement strategy with the Inflation Reduction Act of 2022 (the “IRA”) and the One Big Beautiful Bill Act (“OBBBA”) as well as related agency guidance relating thereto. We believe that continued expansion and emphasis on domestic content under the IRA, as modified by the OBBBA, will provide Fluence with a competitive advantage. As of the date of this Report, we believe that under the current language of the OBBBA, which is subject to Treasury guidance issued on February 12, 2026 and any future regulations, our U.S. domestic suppliers are in compliance with the new applicable prohibited foreign entity (“PFE”) restrictions set forth in the OBBBA. Our procurement operations, however, remain subject to a complex and evolving supply chain and regulatory landscape. For more information about the potential risks relating to regulation and compliance and our supply chain, see Part I, Item 1A. “Risk Factors” in our 2025 Annual Report.

Our energy storage solutions incorporate many components and materials sourced from a variety of countries, resulting in exposure to international supply chain risks and logistics disruptions. Uncertain potential actions, policies, and legislation of various government authorities on international and domestic trade, including new or increased tariffs or quotas, border taxes, embargoes, safeguards, duties arising out of various governmental investigations, trade controls, and customs restrictions may impact our ability to manage our costs of production which may then impact our business and results of operations. For example, on February 20, 2026, the U.S. Supreme Court invalidated tariffs imposed by the U.S. government under the International Emergency Economic Powers Act (“IEEPA”). In March 2026, the U.S. Court of International Trade ruled that the U.S. Customs and Border Protection (“CBP”) must refund duties imposed under IEEPA. In response, CBP launched the Consolidated Administration and Processing of Entries portal within the Automated Commercial Environment on April 20, 2026, and the Company has filed a claim for a refund of IEEPA tariffs previously paid. In addition, immediately after issuance of the decision regarding the IEEPA tariffs, the U.S. government initiated new tariffs under alternative authorities. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs and surcharges, potential changes or pauses to such tariffs, the tariff refund process and timing related thereto, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended, and the impacts of such actions on Fluence’s business. Fluence continues to monitor and evaluate these developments and assess their potential impact on our business, financial condition, and results of operations. See Part I, Item 1A. “Risk Factors” in our 2025 Annual Report for further discussion on risks relating to changes in the trade environment.

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

Key Operating Metrics

The following tables present our key operating metrics as of March 31, 2026 and September 30, 2025. The tables below present the metrics in either Gigawatts (GW) or Gigawatt hours (GWh). Our key operating metrics focus on project milestones to measure our performance and designate each project as either “deployed”, “assets under management”, “contracted backlog”, or “pipeline”.

	March 31, 2026	September 30, 2025	Change	Change %
Energy Storage Products and Solutions
Deployed (GW)	7.4	6.8	0.6	9%
Deployed (GWh)	19.2	17.8	1.4	8%
Contracted Backlog (GW)	10.1	9.1	1.0	11%
Pipeline (GW)	41.3	35.7	5.6	16%
Pipeline (GWh)	147.0	122.0	25.0	20%

(amounts in GW)	March 31, 2026	September 30, 2025	Change	Change %
Services
Assets under Management	6.3	5.6	0.7	13%
Contracted Backlog	7.7	7.0	0.7	10%
Pipeline	33.7	29.4	4.3	15%

(amounts in GW)	March 31, 2026	September 30, 2025	Change	Change %
Digital Contracts
Asset under Management	22.9	22.0	0.9	4%
Contracted Backlog	14.4	12.1	2.3	19%
Pipeline	53.5	63.7	(10.2)	(16)%

The following table presents our order intake for the three and six months ended March 31, 2026 and 2025. The table is presented in Gigawatts (GW):

	Three Months Ended March 31,				Six Months Ended March 31,
(amounts in GW)	2026	2025	Change	Change %	2026	2025	Change	Change %
Energy Storage Products and Solutions
Contracted	0.6	0.2	0.4	200%	1.6	1.3	0.3	23%
Services
Contracted	0.5	0.2	0.3	150%	1.3	0.6	0.7	117%
Digital
Contracted	1.1	1.3	(0.2)	(15)%	5.4	4.5	0.9	20%

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

Total Revenue

We generate revenue from battery-based energy storage solutions contracts, service agreements with customers to provide operational services related to battery-based energy storage solutions, and digital application contracts. Fluence enters into contracts with utility companies, developers, and commercial and industrial customers.

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

Research and Development Expenses

Research and development expenses consist primarily of personnel-related costs across our global research and development (“R&D”) centers for engineers engaged in the design and development and testing of our integrated products and technologies and costs of materials and services procured for research and development projects. Engineering competencies include data science, machine learning, software development, network and cyber security, battery systems engineering, industrial controls, UI / UX, mechanical design, power systems engineering, certification, and more. R&D expenses also support two current product testing labs located across the globe: a system-level testing facility in Pennsylvania that is used for quality assurance and the rapid iteration, testing, and launching of new Fluence energy storage technology and products and a testing facility located in Erlangen, Germany. We have an additional Hardware in the Loop testing facility, which is co-located with our technical team in Bangalore, India. We expect R&D expenses to generally increase in future periods to support our growth and as we continue to invest in R&D activities that are necessary to achieve our technology and product roadmap goals. These expenses may vary from period to period as a percentage of revenue, depending primarily upon when we choose to make more significant investments.

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

Other (Income) Expense, Net

Other (income) expense, net primarily consists of expense or income from foreign currency exchange gains and losses on monetary assets and liabilities, and income or expense due to estimated payments to be made to related parties under the Tax Receivable Agreement, dated October 27, 2021, by and among Fluence Energy, Inc., Fluence Energy, LLC, Siemens Industry, Inc., and AES Grid Stability, LLC (the “Tax Receivable Agreement”).

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

Results of Operations

Comparison of the three and six months ended March 31, 2026 and 2025

The following table sets forth our operating results for the periods indicated.

	Three Months Ended				Six Months Ended
	March 31,				March 31,
($in thousands)	2026	2025	Change	Change%	2026	2025	Change	Change%
Total revenue	$464,891	$431,618	$33,273	8%	$940,125	$618,406	$321,719	52%
Cost of goods and services	418,261	389,036	29,225	8	870,446	554,623	315,823	57
Gross profit	46,630	42,582	4,048	10	69,679	63,783	5,896	9
Gross profit margin %	10.0%	9.9%			7.4%	10.3%
Operating expenses:
Research and development	21,070	22,119	(1,049)	(5)	39,611	39,314	297	1
Sales and marketing	23,269	21,189	2,080	10	45,300	39,391	5,909	15
General and administrative	37,226	41,412	(4,186)	(10)	79,074	78,119	955	1
Depreciation and amortization	4,275	2,943	1,332	45	8,024	5,758	2,266	39
Interest expense (income), net	2,762	391	2,371	606	4,134	(350)	4,484	NM
Other (income) expense, net	(14,276)	(1,547)	(12,729)	823	(8,291)	4,204	(12,495)	NM
Loss before income taxes	(27,696)	(43,925)	$16,229	(37)	$(98,173)	$(102,653)	4,480	(4)
Income tax expense (benefit)	1,543	(1,993)	3,536	NM	(6,346)	(3,708)	(2,638)	71
Net loss	$(29,239)	$(41,932)	$12,693	(30)%	$(91,827)	$(98,945)	$7,118	(7)%

NM - Not meaningful

Total Revenue

Total revenue increased by $33.3 million, or 8%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase in total revenue for the three months ended March 31, 2026 was mainly attributable to an increase in revenue from our battery-based energy storage products and solutions which was primarily driven by increased volumes of solutions projects fulfilled.

Total revenue increased by $321.7 million, or 52%, for the six months ended March 31, 2026, compared to the six months ended March 31, 2025. The increase in total revenue for the six months ended March 31, 2026 was mainly attributable to an increase in revenue from our battery-based energy storage products and solutions which was primarily driven by increased volumes of solutions projects fulfilled.

Cost of Goods and Services

Cost of goods and services increased by $29.2 million, or 8%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase in cost of goods and services for the three months ended March 31, 2026 was mainly attributable to the increased volumes of solutions projects fulfilled as described above.

Cost of goods and services increased by $315.8 million, or 57%, for the six months ended March 31, 2026, compared to the six months ended March 31, 2025. The increase in cost of goods and services for the six months ended March 31, 2026 was mainly attributable to (i) the increased volumes of solutions projects fulfilled as described above, (ii) various cost increases incurred on certain solutions produced in the U.S., and (iii) negative effects of revisions of estimated total contract costs on certain projects due to delays and changes in scope.

Gross Profit and Gross Profit Margin

Gross profit increased by $4.0 million, or 10%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, while gross profit margin remained relatively flat. The increase in gross profit for the three months ended March 31, 2026 was primarily due to the increased volumes of solutions projects fulfilled described above in “Revenue.”

Gross profit increased by $5.9 million, or 9%, for the six months ended March 31, 2026, compared to the six months ended March 31, 2025, while gross profit margin decreased. The increase in gross profit for the six months ended March 31, 2026 was primarily due to the increased volumes of solutions projects fulfilled described above in “Revenue.” The decrease in gross profit margin for the six months ended March 31, 2026 was primarily due to the various cost increases incurred on certain solutions produced in the U.S. and negative effects of revisions of estimated total contract costs on certain projects due to delays and changes in scope described above in “Cost of Goods and Services.”

Research and Development Expenses

Research and development expenses were relatively flat for the three months ended March 31, 2026, compared to the three months ended March 31, 2025.

Research and development expenses were relatively flat for the six months ended March 31, 2026, compared to the six months ended March 31, 2025.

Sales and Marketing Expenses

Sales and marketing expenses increased by $2.1 million, or 10%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase in sales and marketing expenses for the three months ended March 31, 2026 was primarily attributable to a $3.6 million increase in salaries and personnel-related expenses due to an increase in accrued annual cash bonus expenses, offset by a $0.6 million decrease in costs of sales and marketing-related consulting services.

Sales and marketing expenses increased by $5.9 million, or 15%, for the six months ended March 31, 2026, compared to the six months ended March 31, 2025. The increase in sales and marketing expenses for the six months ended March 31, 2026 was primarily attributable to a $5.8 million increase in salaries and personnel-related expenses due to an increase in accrued annual cash bonus expenses.

General and Administrative Expenses

General and administrative expenses decreased by $4.2 million, or 10%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The decrease in general and administrative expenses was primarily attributable to (i) a $2.5 million decrease in IT consulting costs primarily related to software development and (ii) a $2.1 million decrease in severance costs recognized.

General and administrative expenses were relatively flat for the six months ended March 31, 2026, compared to the six months ended March 31, 2025.

Depreciation and Amortization

Depreciation and amortization increased by $1.3 million, or 45%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily attributable to an increase in amortization of capitalized software.

Depreciation and amortization increased by $2.3 million, or 39%, for the six months ended March 31, 2026, compared to the six months ended March 31, 2025, primarily attributable to an increase in amortization of capitalized software.

Interest Expense (Income), Net

Interest expense, net increased by $2.4 million, or 606% for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily attributable to a $2.1 million decrease in interest income on cash deposits and investments.

Interest expense (income), net increased by $4.5 million for the six months ended March 31, 2026, compared to the six months ended March 31, 2025, primarily attributable to (i) a $2.1 million increase in interest expense recognized for the 2030 Convertible Senior Notes and (ii) a $1.8 million decrease in interest income on cash deposits and investments.

Other (Income) Expense, Net

Other income, net increased by $12.7 million, or 823%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily attributable to (i) a $7.2 million net increase in favorable foreign currency exchange gains on monetary assets and liabilities period over period and (ii) a $5.5 million increase in net gains on derivative instruments not designated as hedges during the period.

Other (income) expense, net increased by $12.5 million for the six months ended March 31, 2026, compared to the six months ended March 31, 2025, primarily attributable to a $14.9 million net increase in favorable foreign currency exchange gains on monetary assets and liabilities period over period.

Income Tax Expense (Benefit)

Income tax expense (benefit) increased by $3.5 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase in income tax expense for the three months ended March 31, 2026 was primarily attributable to an increase in pre-tax income in foreign tax jurisdictions without historical losses.

Income tax benefit increased by $2.6 million, or 71%, for the six months ended March 31, 2026, compared to the six months ended March 31, 2025. The increase in income tax benefit for the six months ended March 31, 2026 was primarily attributable to a decrease in valuation allowances.

Net Loss

Net loss decreased by $12.7 million, or 30%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The decrease in net loss for the three months ended March 31, 2026 was primarily attributable to an increase in “Other (income) expense, net” and a decrease in “General and administrative expenses” partially offset by an increase in “Sales and marketing expenses” and “Interest expense,net” as described above.

Net loss decreased by $7.1 million, or 7%, for the six months ended March 31, 2026, compared to the six months ended March 31, 2025. The decrease in net loss for the six months ended March 31, 2026 was primarily attributable to an increase in “Other (income) expense, net,” partially offset by an increase in “Sales and marketing expenses” as described above.

Non-GAAP Financial Measures

This section contains references to certain non-GAAP financial measures, including Adjusted EBITDA, Adjusted Gross Profit, Adjusted Gross Profit Margin, and Free Cash Flow.

Adjusted EBITDA is calculated from the condensed consolidated statements of operations using net income (loss) adjusted for (i) interest expense (income), net, (ii) income taxes, (iii) depreciation and amortization, (iv) stock-based compensation, and (v) other non-recurring income or expenses. Adjusted EBITDA also includes amounts impacting net income related to estimated payments due to related parties pursuant to the Tax Receivable Agreement.

Adjusted Gross Profit is calculated from the condensed consolidated statements of operations using gross profit, adjusted to exclude (i) stock-based compensation expenses, (ii) depreciation and amortization, and (iii) other non-recurring income or expenses. Adjusted Gross Profit Margin is calculated using Adjusted Gross Profit divided by total revenue.

Free Cash Flow is calculated from the condensed consolidated statements of cash flows and is defined as net cash provided by (used in) operating activities, adjusted to exclude purchases made under supply chain financing arrangements, less purchase of property and equipment made in the period. We expect our Free Cash Flow to fluctuate in future periods as we invest in our business to support our plans for growth.

These non-GAAP measures are intended as supplemental measures of performance and/or liquidity that are neither required by, nor presented in accordance with, U.S. generally accepted accounting principles (“GAAP”). We believe that such non-GAAP measures, when read in conjunction with our operating results presented under GAAP, can be used to better assess our performance from period to period and relative to performance of other companies in our industry, without regard to financing methods, historical cost basis, or capital structure.

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

The following tables present our non-GAAP measures for the periods indicated.

	Three Months Ended March 31,		Six Months Ended March 31,
($in thousands)	2026	2025	2026	2025
Net loss	$(29,239)	$(41,932)	$(91,827)	$(98,945)
Add:
Interest expense (income), net	2,762	391	4,134	(350)
Income tax expense (benefit)	1,543	(1,993)	(6,346)	(3,708)
Depreciation and amortization	10,731	6,189	19,525	10,674
Stock-based compensation	3,942	3,834	9,230	9,142
Other non-recurring expenses(a)	819	3,100	3,784	3,100
Adjusted EBITDA	$(9,442)	$(30,411)	$(61,500)	$(80,087)
(a)	Amount for the three months ended March 31, 2026 includes approximately $0.3 million for legal and consulting fees related to potential strategic transactions and $0.5 million of impairment expense related to an equity method investment. Amount for three months ended March 31, 2025 includes $3.1 million in severance costs related to restructuring. Amounts for six months ended March 31, 2026 includes approximately $3.3 million for legal and consulting fees related to potential strategic transactions and $0.5 million of impairment expense related to an equity method investment. Amount for the six months ended March 31, 2025 includes $3.1 million in severance costs related to restructuring.

	Three Months Ended March 31,		Six Months Ended March 31,
($in thousands)	2026	2025	2026	2025
Total revenue	$464,891	$431,618	$940,125	$618,406
Cost of goods and services	418,261	389,036	870,446	554,623
Gross profit	46,630	42,582	69,679	63,783
Gross profit margin %	10.0%	9.9%	7.4%	10.3%
Add:
Stock-based compensation	381	635	885	1,518
Depreciation and amortization	4,476	1,385	7,583	2,654
Other non-recurring expenses	—	299	—	299
Adjusted Gross Profit	$51,487	$44,901	$78,147	$68,254
Adjusted Gross Profit Margin %	11.1%	10.4%	8.3%	11.0%

	Six Months Ended March 31,
($in thousands)	2026	2025
Net cash used in operating activities	$(347,905)	$(257,416)
Add: Purchases under supply chain financing arrangements	70,810	—
Less: Purchase of property and equipment	(8,309)	(6,462)
Free Cash Flow	$(285,404)	$(263,878)

Liquidity and Capital Resources

Since inception and through March 31, 2026, our principal sources of liquidity have been the proceeds from our initial public offering (“IPO”), our cash and cash equivalents from operations, short-term borrowings, borrowings available under our debt agreements, proceeds from the issuance of the 2030 Convertible Senior Notes (as defined below), supply chain financing, capital contributions from AES Grid Stability, LLC (“AES Grid Stability”) and Siemens Industry, Inc. (“Siemens Industry”), proceeds from the investment by QIA Florence Holdings, LLC, an affiliate of Qatar Holding LLC in 2021, and proceeds from sale of accounts receivable.

We believe our existing cash and cash equivalents, which includes cash flows from operations, and proceeds from the issuance of the 2030 Convertible Senior Notes, in addition to our supply chain financing arrangements, and availability under our Revolver (as defined below) will be sufficient to meet our expense and capital requirements for at least the next 12 months following the filing of this Report.

Our capital requirements, and ability to generate cash flow, have been and may in the future vary materially from those planned and will depend on many factors, including our rate of revenue growth, the timing and extent of our growth initiatives, our introduction of new products, services, and digital application offerings and related costs and expenses, and overall regulatory and macroeconomic conditions, including, among others, factors relating to inflation, interest rate environment, impacts of tariffs and trade restrictions, labor shortages, supply chain disruptions, changing consumer behavior, increased competition, and pandemics. To the extent that current or anticipated future sources of liquidity are insufficient to fund our future business activities and cash requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilutions to our stockholders. The incurrence of additional debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, operations, and financial condition.

2030 Convertible Senior Notes

In December 2024, the Company issued $400.0 million aggregate principal amount of 2.25% convertible senior notes due 2030 (the “2030 Convertible Senior Notes”). The 2030 Convertible Senior Notes were issued pursuant to, and are governed by, an indenture, dated as of December 12, 2024, between the Company and UMB Bank, National Association, as trustee (the “Indenture”). In connection with the 2030 Convertible Senior Notes, the Company purchased capped calls with certain financial institutions pursuant to capped call confirmations (collectively the “Capped Calls”). For discussion of the 2030 Convertible Senior Notes and the Capped Calls, refer to “Note 12- Convertible Senior Notes, Net” to our condensed consolidated financial statements included elsewhere in this Report and incorporated herein.

Supply Chain Financing

We provide certain of our suppliers with access to two different supply chain financing programs through two different third-party financing institutions. For greater discussion of the Company’s supply chain financing programs, refer to “Note 17- Supply Chain Financing” to our condensed consolidated financial statements included elsewhere in this Report and incorporated herein.

Shelf Registration Statement

On August 11, 2023, we filed an automatic shelf registration statement on Form S-3 with the SEC (the “Form S-3”) which became effective upon filing and will remain effective through August 11, 2026, subject to our continued eligibility to use such form. The Form S-3 allows us to offer and sell from time-to-time Class A common stock, preferred stock, depository shares, debt securities, warrants, purchase contracts or units comprised of any combination of these securities for our own account and allows certain selling stockholders to offer and sell 117,666,665 shares of Class A common stock in one or more offerings.

The Form S-3 is intended to provide us flexibility to conduct registered sales of our securities, subject to market conditions, and our future capital needs. The terms of any future offering under the Form S-3 will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to the completion of any such offering.

Revolving Credit Facility

On August 6, 2024, Fluence Energy, Inc. entered into Amendment Number Three to the existing asset-based syndicated credit agreement by and among Fluence Energy, LLC, as parent borrower, the Company, as parent, the other borrowers party thereto, the other guarantors party thereto, the lenders party thereto, and Citibank, N.A., as administrative agent (as successor to Barclays Bank PLC) (such agreement, as so amended, the “2024 Credit Agreement”) converting the outstanding asset-based lending facility into a senior secured cash flow revolving credit facility in an initial aggregate principal amount of up to $500.0 million (the “Revolver”). On March 31, 2026, we entered into Amendment Number Four (“Amendment No. 4”) to the 2024 Credit Agreement (such agreement, as so amended by Amendment No. 4, the “Credit Agreement”), which, among other things, (i) extends the “Trigger Date” under the Credit Agreement from December 31, 2025 to December 31, 2026, (ii) extends the minimum liquidity covenant of $150.0 million through December 31, 2026, and (iii) moves the initial test date of the consolidated leverage ratio covenant from January 1, 2026 to January 1, 2027. Following the entry into Amendment No. 4, the Credit Agreement now requires the borrowers to post $50.0 million in cash collateral if the Total Revolving Extensions of Credit exceed $450.0 million. Capitalized terms used in this subsection that are not otherwise defined are defined in the Credit Agreement.

The Revolver is secured by (i) a first priority pledge of the Company’s equity interests in Fluence Energy, LLC and Fluence Energy Global Production Operation, LLC, (ii) first priority security interests in substantially all tangible and intangible personal property of the Company, Fluence Energy, LLC, Fluence Energy Global Production Operation, LLC and certain of its foreign subsidiaries, in each case, subject to customary exceptions and limitations, and (iii) a pledge of the Company’s equity interests in certain of its foreign subsidiaries and security interests in certain assets of such foreign subsidiaries. For greater discussion of the Company’s Revolver and Credit Agreement, as may be amended from time to time, refer to “Note 11 - Debt” to our condensed consolidated financial statements included elsewhere in this Report and incorporated herein.

Master Receivables Purchase Agreement

On February 27, 2024, Fluence Energy, LLC entered into the Master Receivables Purchase Agreement, by and among Fluence Energy, LLC and any other seller from time to time party thereto, as sellers and servicers, and Credit Agricole Corporate and Investment Bank (“CACIB”), as purchaser, of certain receivables on an uncommitted basis (the “MRPA”). The MRPA provides that the outstanding amount of all purchased receivables under the MRPA will not exceed $75.0 million, with sublimits for each account debtor and for certain kinds of receivables. The MRPA contains other customary representations and warranties and covenants.

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

Credit Support and Reimbursement Agreement

We are party to an Amended and Restated Credit Support and Reimbursement Agreement, dated June 9, 2021, with The AES Corporation (“AES”) and Siemens Industry (the “Credit Support and Reimbursement Agreement”) whereby they may, from time to time, agree to furnish credit support to us in the form of direct issuances of credit support to our lenders or other beneficiaries or through their lenders’ provision of letters of credit to backstop our own facilities or obligations. Currently, the Company has outstanding performance guarantees issued pursuant to the terms of the Credit Support and Reimbursement Agreement by AES and Siemens Industry and their respective affiliates that guarantee Fluence’s performance obligations with certain Fluence customers. Guarantees are also issued by AES and Siemens Corporation, pursuant to the terms of the Credit Support and Reimbursement Agreement, in connection with a supplier chain financing program (as described in greater detail above).

Commitments, Contingencies, and Off-Balance Sheet Arrangements

As of March 31, 2026, the Company had outstanding bank guarantees, parent guarantees, letters of credit, and surety bonds issued as performance security arrangements for a large number of customer projects. In addition, we have a limited number of parent company guarantees and letters of credit issued as payment security to certain vendors. The Company also has certain battery purchase obligations and spending requirements under our master supply agreement with suppliers. We are also party to both assurance and service-type warranties for various lengths of time. Refer to “Note 14 - Commitments and Contingencies” in our unaudited condensed consolidated financial statements included elsewhere in this Report for more information regarding our contingent obligations, including off-balance sheet arrangements, and legal contingencies.

Historical Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the periods presented.

	Six Months Ended March 31,
($in thousands)	2026	2025	Change	Change %
Net cash used in operating activities	$(347,905)	$(257,416)	$(90,489)	(35.2)%
Net cash used in investing activities	$(16,106)	$(12,760)	$(3,346)	26.2%
Net cash provided by financing activities	$66,613	$359,113	$(292,500)	(81.5)%

Net cash flows used in operating activities were $347.9 million for the six months ended March 31, 2026, compared to net cash used in operating activities of $257.4 million for the six months ended March 31, 2025. The $90.5 million increase in net cash used in operating activities period over period was primarily due to net changes in working capital related balances of $99.8 million, partially offset by a decrease in net loss of $7.1 million. Below we describe in more detail the cash flows used in operating activities for each period:

●	Net cash flows used in operating activities of $347.9 million for the six months ended March 31, 2026 were primarily due to (i) net loss of $91.8 million, (ii) increases in inventory of $299.6 million due to cash expenditures on inventory, (iii) decreases in accounts payable of $127.9 million due to the timing of purchases and payments and to various vendors, and (iv) increases in advances to suppliers of $80.5 million. These cash outflows were partially offset by positive net effects of changes in customer contract related assets and liabilities. Specifically, deferred revenue, inclusive of related parties, increased in aggregate by $151.9 million and receivables, inclusive of trade, unbilled accounts receivable and receivables from related parties, decreased in aggregate by $112.5 million due to timing of various customer project billings and cash collections in accordance with contract milestone payment schedules.
●	Net cash flows used in operating activities of $257.4 million for the six months ended March 31, 2025 were primarily due to (i) net loss of $98.9 million, (ii) increases in inventory of $520.2 million due to cash expenditures on inventory, and (iii) decreases in accounts payable of $202.9 million due to the timing of purchases and payments to various vendors. These cash outflows were partially offset by positive net effects of changes in customer contract related assets and liabilities. Specifically, deferred revenue, inclusive of related parties, increased in aggregate by $379.7 million and receivables, inclusive of trade, unbilled accounts receivable and receivables from related parties, decreased in aggregate by $247.1 million due to timing of various customer project billings and cash collections in accordance with contract milestone payment schedules.

Net cash flows used in investing activities were $16.1 million for the six months ended March 31, 2026, which were due to purchases of property and equipment of $8.3 million and capital expenditures on software and other of $7.8 million.

Net cash flows used in investing activities were $12.8 million for the six months ended March 31, 2025, which were due to purchases of property and equipment of $6.5 million and capital expenditures on software and other of $6.3 million.

Net cash flows provided by financing activities were $66.6 million for the six months ended March 31, 2026, which were primarily due to $70.8 million of purchases under the supply chain financing arrangements, partially offset by $2.7 million related to Class A common stock withheld related to settlement of employee taxes for stock-based compensation awards.

Net cash flows provided by financing activities were approximately $359.1 million for the six months ended March 31, 2025, which were primarily due to the proceeds received from the issuance of the 2030 Convertible Senior Notes of $400.0 million, partially offset by (i) premiums paid for the purchases of the Capped Calls of $29.0 million and (ii) payments for the debt issuance costs of $11.6 million primarily related to the 2030 Convertible Senior Notes.

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

During the six months ended March 31, 2026, there were no significant changes in application of our critical accounting policies or estimation procedures from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our 2025 Annual Report and the notes to the audited consolidated financial statements appearing elsewhere in the 2025 Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes with respect to our exposure to market risk as disclosed in Part II, Item 7A., “Quantitative and Qualitative Disclosures About Market Risk” of our 2025 Annual Report.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026, the end of the period covered by this Report. Based upon that evaluation, management concluded that, as of March 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our 2025 Annual Report. You should carefully consider the risks described in Part I, Item 1A. “Risk Factors” of our 2025 Annual Report along with our unaudited condensed consolidated financial statements and the related notes, as well as our other public filings with the SEC, before making an investment decision. Our business, financial condition, and results of operations could be materially and adversely affected by any of these risks or uncertainties.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of our equity securities during the quarter ended March 31, 2026 that were not otherwise disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	None.
(b)	None.
(c)	Director and Officer Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2026, the following directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified, or terminated “Rule 10b5-1 trading arrangements” and/or “non-Rule 10b5-1 trading arrangements” (each as defined in Item 408 of Regulation S-K).

Harald von Heynitz

On March 16, 2026, Harald von Heynitz adopted a Rule 10b5-1 sales plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) (the “Heynitz Plan”). The Heynitz Plan provides for the potential sale of an aggregate of 10,000 shares of Class A common stock. The Heynitz Plan terminates on the earlier of (i) April 1, 2027 or (ii) such date the Heynitz Plan is otherwise terminated according to its terms.

John Zahurancik

On March 20, 2026, John Zahurancik adopted a Rule 10b5-1 sales plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) (the “Zahurancik Plan”). The Zahurancik Plan provides for the potential sale of an aggregate of 31,974 shares of Class A common stock. The Zahurancik Plan terminates on the earlier of (i) April 1, 2027 or (ii) such date the Zahurancik Plan is otherwise terminated according to its terms.

Item 6. Exhibits

(a)	The following exhibits are filed as part of this Report.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Fluence Energy, Inc.	8-K	001-40978	3.1	November 3, 2021
3.2	First Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Fluence Energy, Inc.	8-K	001-40978	3.1	December 22, 2022
3.3	Certificate of Retirement of 65,674,195 shares of Class B-1 Common Stock Fluence Energy, Inc.	8-K	001-40978	3.1	June 11, 2024
3.4	Amended and Restated Bylaws of Fluence Energy, Inc.	8-K	001-40978	3.2	November 3, 2021
10.1*

Amendment Number Four to Syndicated Facility Agreement, dated as of March 31, 2026, by and among Fluence Energy, Inc., Fluence Energy, LLC, Fluence Energy Global Production Operation, LLC, the other guarantors party thereto, the lenders party thereto, and Citibank, N.A., in its capacity as successor administrative agent.

10.2†	Amended and Restated Fluence Energy, Inc. 2021 Incentive Award Plan	S-8	333-294240	99.1	March 12, 2026
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

Fluence Energy, Inc.

Date: May 6, 2026	By:	/s/ Julian Nebreda

Julian Nebreda
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 6, 2026	By:	/s/ Ahmed Pasha

Ahmed Pasha
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)