Form 10-Q
period 2026-06-30
Fluence Energy, Inc.
filed 2026-08-05
CIK 1868941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
(833) 358-3623
(Registrant's telephone number, including area code)
Not applicable
(Former name, former address, and former fiscal year, if changed since last report)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2026, the registrant had 143,163,588 shares of Class A common stock outstanding and 41,432,781 shares of Class B-1 common stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026 (this “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Report are forward-looking statements. In particular, statements regarding our future results of operations and financial position, operational performance, the Company’s business, growth, and innovation strategy and the efficacy of our products and services to meet evolving needs, future market and industry growth and related opportunities for the Company, projected operating costs, our ability to differentiate our products and optimize our cost structure, our ability to compete, liquidity and access to capital, the timing of future revenue recognition, future capital expenditures and debt service obligations, the Company’s expected growth and demand for our energy storage solutions, services, and digital application offerings and the industry generally, relationships with new and existing customers and suppliers, introduction of new energy storage solutions, services, and digital application offerings and adoption of such offerings by customers, our domestic content strategy, assumptions relating to the Company’s tax receivable agreement, expectations relating to backlog, pipeline, contracted backlog, and order intake, current expectations relating to legal proceedings, anticipated impact and benefits from the Inflation Reduction Act of 2022 (the “IRA”) and related domestic content guidelines on us and our customers, potential impact of the changes to the IRA pursuant to the One Big Beautiful Bill Act (“OBBBA”) and related executive orders and agency guidance on us, our customers, and our suppliers, the implementation and success of our compliance and risk mitigation strategies related to the foregoing regulatory impacts and uncertainty, potential or estimated impact of tariffs and any potential tariff and duty refunds as well as timing of any potential or estimated impacts, uncertainty around U.S. and foreign trade policy on the Company, our suppliers, and our customers, the Company’s supply chain strategy, including future volume and production capacity, potential impact from delays in scaling up of production facilities, project delays, and cost overruns, including those arising from the introduction of new product platforms, and beliefs, assumptions, prospects, plans, and objectives of management, are forward-looking statements. In some cases, you may identify forward-looking statements by terms such as “may,” “possible,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “seeks,” “intends,” “targets,” “projects,” “contemplates,” “grows,” “believes,” “estimates,” “predicts,” “potential,” “commits,” “would,” or “continue” or the negative of these terms or other similar expressions. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
These forward-looking statements are subject to a number of risks, uncertainties, and other important factors that could cause actual results to differ materially from those in the forward-looking statements, including, but not limited to, the elimination or expiration of government incentives or regulations regarding renewable energy; changes in the global trade environment; fluctuations in order intake and results of operations across fiscal periods; a significant reduction in order volume or loss of significant customers or their inability to perform under contracts; competition for offerings and the ability to attract new customers and retain existing ones; maintaining and enhancing reputation and brand recognition; our ability to manage recent and future growth and the expansion of our business and operations; our ability to attract and retain highly qualified personnel; our growth depending on the success of relationships with third parties; delays, disruptions, and quality control problems in manufacturing operations; risks associated with engineering and construction, utility interconnection, commissioning and installation of energy storage products, cost overruns, and delays; supplier concentration and limited supplier capacity; operating as a global company with a global supply chain; changes in the cost and availability of raw materials and underlying components; lengthy sales and installation cycle for energy storage solutions; quality and quantity of components provided by suppliers; defects, errors, vulnerabilities, and/or bugs in products and technology; events and incidents relating to storage, delivery, installation, operation, maintenance, and shutdowns of products; current and planned foreign operations; failure by contract manufacturers, vendors, and suppliers to use ethical business practices and comply with applicable laws and regulations; actual or threatened health epidemics, pandemics, or similar public health threats; severe weather events; acquisitions made or that may be pursued; our ability to obtain financial assurances for projects; relatively limited operating and revenue history as an independent entity and the nascent clean energy industry; anticipated increases in expenses in the future and our ability to maintain prolonged profitability; the risk that amounts included in the pipeline and contracted backlog may not result in actual revenue or translate into profits; restrictions set forth in current and future credit and debt agreements; our uncertain ability to raise additional capital to execute on business opportunities; fluctuations in currency exchange rates; whether renewable energy technologies are suitable for widespread adoption or if sufficient demand for offerings does not develop or takes longer to develop than anticipated; our estimates on the size of the total addressable market; macroeconomic uncertainty and market conditions; interest rates or a reduction in the availability of tax equity or project debt capital in the global financial markets and corresponding effects on customers’ ability to finance energy storage systems and demand for energy storage solutions; the cost of electricity available from alternative sources; a decline or delay in public acceptance of renewable energy, or increase in the cost of customer projects; increased attention to environmental, social and governance matters; our ability to obtain, maintain, and enforce proper protection for intellectual property, including technology; the threat of lawsuits by third parties alleging intellectual property violations; our having adequate protection for trademarks and trade names; our ability to enforce intellectual property rights; our patent portfolio; our ability to effectively protect data integrity of technology infrastructure, data, and other business systems; the use of open-source software; our failure to comply with third-party license or technology agreements; our inability to license rights to use technologies on reasonable terms; compromises, interruptions, or shutdowns of systems; use of artificial intelligence (“AI”) technologies; potential changes in tax laws or regulations; barriers arising from current electric utility industry policies and regulations and any subsequent changes; environmental, health, and safety laws and potential obligations, liabilities, and costs thereunder; actual or perceived failure to comply with data privacy and data security laws, regulations, industry standards, and other requirements relating to the privacy, security, and processing of personal information; potential future legal proceedings, regulatory disputes, and governmental inquiries; ownership of our Class A common stock; short-seller activists; being a “controlled company” within the meaning of the rules of the Nasdaq Stock Market; conflicts of interest by officers and directors due to positions with our continuing equity owners; relationship with our founders and continuing equity owners; terms of our amended and restated certificate of incorporation and amended and restated bylaws; our dependence on distributions from Fluence Energy, LLC to pay taxes and expenses and Fluence Energy, LLC’s ability to make such distributions may be limited or restricted in certain scenarios; risks arising out of the Tax Receivable Agreement; unanticipated changes in effective tax rates or adverse outcomes resulting from examination of tax returns; risks related to the 2030 Convertible Senior Notes; improper and ineffective internal control over reporting to comply with the Sarbanes-Oxley Act; changes in accounting principles or their applicability; and estimates or judgments relating to critical accounting policies; and the factors described under the headings Part I, Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 25, 2025 (the “2025 Annual Report”) and in our other filings with the SEC, and Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A. “Risk Factors” in this Report. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Many of the important factors that will determine these results are beyond our ability to control or predict. Accordingly, you should not place undue reliance on any such forward-looking statements. We qualify all forward-looking statements contained in this Report by these cautionary statements. Any forward-looking statement speaks only as of the date on which it is made, and, except as otherwise required by law, we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Part I - Financial Information
Item 1. Financial Statements
FLUENCE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars in Thousands, except share and per share amounts)

	Unaudited
	June 30, 2026	September 30, 2025
Assets
Current assets:
Cash and cash equivalents	$339,328	$690,768
Restricted cash	25,630	23,862
Trade receivables, net	350,134	272,820
Unbilled receivables	328,210	239,594
Receivables from related parties	108,922	200,748
Advances to suppliers	226,390	126,778
Inventory, net	783,031	455,015
Other current assets	162,861	54,671
Total current assets	2,324,506	2,064,256
Non-current assets:
Property and equipment, net	$43,506	$50,320
Intangible assets, net	64,221	63,403
Goodwill	28,297	28,584
Deferred income tax asset	2,878	4,046
Other non-current assets	152,195	146,391
Total non-current assets	291,097	292,744
Total assets	$2,615,603	$2,357,000
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$295,056	$321,004
Deferred revenue	956,491	640,457
Deferred revenue with related parties	57,531	79,916
Personnel related liabilities	44,189	31,850
Accruals and provisions	274,935	246,235
Taxes payable	15,186	30,317
Other current liabilities	90,661	20,590
Total current liabilities	1,734,049	1,370,369
Non-current liabilities:
Deferred income tax liability	$9,101	$9,530
Convertible senior notes, net	392,164	390,804
Other non-current liabilities	49,065	37,449
Total non-current liabilities	450,330	437,783
Total liabilities	2,184,379	1,808,152
Stockholders’ Equity:
Preferred stock, $0.00001 per share, 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2026 and September 30, 2025	—	—
Class A common stock, $0.00001 par value per share, 1,200,000,000 shares authorized; 144,125,253 shares issued and 143,136,891 shares outstanding as of June 30, 2026; 132,014,571 shares issued and 131,164,365 shares outstanding as of September 30, 2025	1	1
Class B-1 common stock, $0.00001 par value per share, 134,325,805 shares authorized; 41,432,781 and 51,499,195 shares issued and outstanding as of June 30, 2026 and September 30, 2025, respectively	—	—
Class B-2 common stock, $0.00001 par value per share, 200,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2026 and September 30, 2025	—	—
Treasury stock, at cost	(12,930)	(10,213)
Additional paid-in capital	670,321	627,956
Accumulated other comprehensive income	14,394	11,613
Accumulated deficit	(298,576)	(199,762)
Total stockholders’ equity attributable to Fluence Energy, Inc.	373,210	429,595
Non-Controlling interests	58,014	119,253
Total stockholders’ equity	431,224	548,848
Total liabilities and stockholders’ equity	$2,615,603	$2,357,000
The accompanying notes are an integral part of these condensed consolidated statements.

FLUENCE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(U.S. Dollars in Thousands, except share and per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Revenue	$600,180	$566,926	$1,317,908	$947,532
Revenue from related parties	49,668	35,607	272,065	273,407
Total revenue	649,848	602,533	1,589,973	1,220,939
Cost of goods and services	616,607	513,434	1,487,053	1,068,057
Gross profit	33,241	89,099	102,920	152,882
Operating expenses:
Research and development	23,740	26,011	63,351	65,325
Sales and marketing	25,300	19,822	70,600	59,213
General and administrative	37,735	35,603	116,809	113,722
Depreciation and amortization	3,986	3,628	12,010	9,386
Interest (income) expense, net	(2,915)	1,083	1,219	733
Other income, net	(11,101)	(8,519)	(19,392)	(4,315)
(Loss) income before income taxes	(43,504)	11,471	(141,677)	(91,182)
Income tax expense (benefit)	772	4,577	(5,574)	869
Net (loss) income	$(44,276)	$6,894	$(136,103)	$(92,051)
Net (loss) income attributable to non-controlling interest	$(11,459)	$642	$(37,289)	$(25,791)
Net (loss) income attributable to Fluence Energy, Inc.	$(32,817)	$6,252	$(98,814)	$(66,260)

Weighted average number of Class A common shares outstanding:
Basic	138,129,139	130,723,258	134,060,941	130,062,109
Diluted	138,129,139	183,645,493	134,060,941	130,062,109
(Loss) income per share of Class A common stock:
Basic	$(0.24)	$0.05	$(0.74)	$(0.51)
Diluted	$(0.24)	$0.01	$(0.74)	$(0.51)
The accompanying notes are an integral part of these condensed consolidated statements.

FLUENCE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(U.S. Dollars in Thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Net (loss) income	$(44,276)	$6,894	$(136,103)	$(92,051)

(Loss) gain on foreign currency translation, net of tax	(2,862)	13,405	(4,867)	16,768
Gain (loss) on cash flow hedges, net of tax	14,200	(5,412)	8,475	2,287
Total other comprehensive income	11,338	7,993	3,608	19,055
Total comprehensive (loss) income	$(32,938)	$14,887	$(132,495)	$(72,996)
Comprehensive (loss) income attributable to non-controlling interest	$(8,463)	$2,905	$(36,462)	$(20,389)
Total comprehensive (loss) income attributable to Fluence Energy, Inc.	$(24,475)	$11,982	$(96,033)	$(52,607)
The accompanying notes are an integral part of these condensed consolidated statements.

FLUENCE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(U.S. Dollars in Thousands, except Shares)

	Class A Common Stock		Class B-1 Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Non-Controlling interest	Total stockholders’ equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance March 31, 2026	132,781,092	$1	51,499,195	—	$640,755	$(265,759)	$6,052	988,362	$(12,930)	$90,064	$458,183
Net loss	—	—	—	—	—	(32,817)	—	—	—	(11,459)	(44,276)
Stock-based compensation	63,474	—	—	—	4,888	—	—	—	—	—	4,888
Effect of AES redemption of Class B-1 common stock for Class A common stock	10,066,414	—	(10,066,414)	—	23,428	—	—	—	—	(23,428)	—
Effect of remeasurement of non-controlling interest due to other share transactions	—	—	—	—	159	—	—	—	—	(159)	—
Proceeds from exercise of stock options	225,911	—	—	—	1,091	—	—	—	—	—	1,091
Loss on foreign currency translation, net of tax	—	—	—	—	—	—	(2,492)	—	—	(370)	(2,862)
Gain on cash flow hedges, net of tax	—	—	—	—	—	—	10,834	—	—	3,366	14,200
Balance June 30, 2026	143,136,891	$1	41,432,781	—	$670,321	$(298,576)	$14,394	988,362	$(12,930)	$58,014	$431,224

	Class A Common Stock		Class B-1 Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Non-Controlling interest	Total stockholders’ equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance September 30, 2025	131,164,365	$1	51,499,195	—	$627,956	$(199,762)	$11,613	850,206	$(10,213)	$119,253	$548,848
Net loss	—	—	—	—	—	(98,814)	—	—	—	(37,289)	(136,103)
Stock-based compensation	992,295	—	—	—	14,118	—	—	—	—	—	14,118
Class A common stock withheld related to settlement of employee taxes for stock-based compensation awards	(138,156)	—	—	—	—	—	—	138,156	(2,717)	—	(2,717)
Effect of AES Redemption of Class B-1 common stock for Class A common stock	10,066,414	—	(10,066,414)	—	23,428	—	—	—	—	(23,428)	—
Effect of remeasurement of non-controlling interest due to other share transactions	—	—	—	—	1,349	—	—	—	—	(1,349)	—
Proceeds from exercise of stock options	1,051,973	—	—	—	3,470	—	—	—	—	—	3,470
Loss on foreign currency translation, net of tax	—	—	—	—	—	—	(3,940)	—	—	(927)	(4,867)
Gain on cash flow hedges, net of tax	—	—	—	—	—	—	6,721	—	—	1,754	8,475
Balance June 30, 2026	143,136,891	$1	41,432,781	—	$670,321	$(298,576)	$14,394	988,362	$(12,930)	$58,014	$431,224

	Class A Common Stock		Class B-1 Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Non-Controlling interest	Total stockholders’ equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance March 31, 2025	130,451,861	1	51,499,195	—	$615,996	$(223,960)	$6,083	$815,335	$(9,950)	$110,893	$499,063
Net loss	—	—	—	—	—	6,252	—	—	—	642	6,894
Stock-based compensation	193,151	—	—	—	6,367	—	—	—	—	—	6,367
Effect of remeasurement of non-controlling interest due to other share transactions	—	—	—	—	338	—	—	—	—	(338)	—
Proceeds from exercise of stock options	215,206	—	—	—	527	—	—	—	—	—	527
Gain on foreign currency translation, net of tax	—	—	—	—	—	—	9,611	—	—	3,794	13,405
Loss on cash flow hedges, net of tax	—	—	—	—	—	—	(3,881)	—	—	(1,531)	(5,412)
Balance June 30, 2025	130,860,218	$1	51,499,195	$—	$623,228	$(217,708)	$11,813	815,335	$(9,950)	$113,460	$520,844

	Class A Common Stock		Class B-1 Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Non-Controlling interest	Total stockholders’ equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance September 30, 2024	129,421,797	1	51,499,195	—	$634,851	$(151,448)	$(1,840)	$786,048	$(9,460)	$135,035	$607,139
Net loss	—	—	—	—	—	(66,260)	—	—	—	(25,791)	(92,051)
Stock-based compensation	746,481	—	—	—	15,459	—	—	—	—	—	15,459
Class A common stock withheld related to settlement of employee taxes for stock-based compensation awards	(29,287)	—	—	—	—	—	—	29,287	(490)	—	(490)
Effect of remeasurement of non-controlling interest due to other share transactions		—	—	—	1,186	—	—	—	—	(1,186)	—
Proceeds from exercise of stock options	721,227	—	—	—	1,767	—	—	—	—	—	1,767
Purchases of Capped Calls related to 2030 Convertible Senior Notes	—	—	—	—	(29,000)	—	—	—	—	—	(29,000)
Distribution to AES Grid Stability	—	—	—	—	(1,035)	—	—	—	—	—	(1,035)
Gain on foreign currency translation, net of tax	—	—	—	—	—	—	12,026	—	—	4,742	16,768
Gain on cash flow hedges, net of tax	—	—	—	—	—	—	1,627	—	—	660	2,287
Balance June 30, 2025	130,860,218	$1	51,499,195	$—	$623,228	$(217,708)	$11,813	815,335	$(9,950)	$113,460	$520,844

The accompanying notes are an integral part of these condensed consolidated statements.

FLUENCE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(U.S. Dollars in Thousands)

	Nine Months Ended June 30,
	2026	2025
Operating activities
Net loss	$(136,103)	$(92,051)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30,723	18,929
Amortization of debt issuance costs	3,712	3,072
Inventory provision	(6,756)	(811)
Stock-based compensation	14,118	15,459
Deferred income taxes	(119)	5,814
Changes in operating assets and liabilities:
Trade receivables, net	(77,924)	64,761
Unbilled receivables	(85,919)	22,357
Receivables from related parties	91,826	204,158
Advances to suppliers	(99,644)	(38,415)
Inventory	(321,405)	(469,694)
Other current assets	(75,985)	20,524
Other non-current assets	(11,552)	(23,504)
Accounts payable	(22,215)	(180,842)
Deferred revenue with related parties	(22,379)	9,598
Deferred revenue	318,984	264,498
Accruals and provisions	26,317	(118,359)
Taxes payable	(15,037)	(56,187)
Other current liabilities	10,703	(65,617)
Other non-current liabilities	12,121	5,029
Net cash used in operating activities	(366,534)	(411,281)
Investing activities
Capital expenditures on software and other	(11,656)	(10,023)
Purchase of property and equipment	(9,678)	(10,024)
Issuance of note receivable	(30,000)	—
Proceeds from sale of equity method investment	3,686	—
Net cash used in investing activities	(47,648)	(20,047)
Financing activities
Class A common stock withheld related to settlement of employee taxes for stock-based compensation awards	(2,717)	(490)
Proceeds from issuance of 2030 Convertible Senior Notes	—	400,000
Purchases of Capped Calls related to 2030 Convertible Senior Notes	—	(29,000)
Payment for debt issuance costs	(1,704)	(12,132)
Purchases under supply chain financing arrangements	101,937	—
Repayments of obligations under supply chain financing arrangements	(24,751)	—
Proceeds from exercise of stock options	3,470	1,767
Distribution to AES Grid Stability	—	(1,035)
Principal payments on finance leases	(4,180)	(465)
Net cash provided by financing activities	72,055	358,645
Effect of exchange rate changes on cash and cash equivalents	(7,545)	13,865
Net decrease in cash, cash equivalents, and restricted cash	(349,672)	(58,818)
Cash, cash equivalents, and restricted cash as of the beginning of the period	714,630	518,706
Cash, cash equivalents, and restricted cash as of the end of the period	$364,958	$459,888
Supplemental Cash Flows Information

Interest paid	$14,112	$7,876
Cash paid (refund) on income taxes	$19,016	$(1,429)
The accompanying notes are an integral part of these condensed consolidated statements.

FLUENCE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.    Organization and Operations
Fluence Energy, Inc., a Delaware corporation (the “Company”), was formed on June 21, 2021. We conduct our business operations through Fluence Energy, LLC, and its direct and indirect subsidiaries. Fluence Energy, LLC was formed on June 30, 2017 as a joint venture between Siemens Industry, Inc. (“Siemens Industry”), an indirect subsidiary of Siemens AG (“Siemens”), and AES Grid Stability, LLC (“AES Grid Stability”), an indirect subsidiary of The AES Corporation (“AES”), and commenced operations on January 1, 2018. We refer to Siemens Industry and AES Grid Stability as the “Founders” in this Quarterly Report on Form 10-Q for the period ended June 30, 2026 (this “Report”).
Fluence Energy, Inc. is a holding company whose sole material assets are the limited liability company interests (the “LLC Interests”) in Fluence Energy, LLC. All of our business is conducted through Fluence Energy, LLC, together with its subsidiaries, and the financial results of Fluence Energy, LLC are consolidated in our financial statements. Fluence Energy, LLC is taxed as a partnership for federal income tax purposes and, as a result, its members, including Fluence Energy, Inc., pay income taxes with respect to their allocable shares of its net taxable income. As of June 30, 2026, Fluence Energy, LLC had subsidiaries operating in Germany, Australia, Philippines, Chile, the Netherlands, the United States, India, Singapore, United Kingdom, Canada, Taiwan, Ireland, Japan, Italy, and Switzerland. Except where the context clearly indicates otherwise, “Fluence,” “we,” “us,” “our,” or the “Company” refers to Fluence Energy, Inc. and all of its direct and indirect subsidiaries, including Fluence Energy, LLC.
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
Secondary Offering and AES Redemption of LLC Interests

On May 15, 2026, AES Grid Stability, SPT Holding, SARL, and Qatar Holding LLC (collectively, the "Selling Stockholders") closed an underwritten public offering (the “Offering”) of 23,000,000 shares of the Company’s Class A common stock par value $0.00001 per share (“Class A common stock”) by the Selling Stockholders. The Company did not sell any shares in the Offering and did not receive any proceeds from the sale of shares by the Selling Stockholders. Pursuant to the terms of the Company’s Registration Rights Agreement, dated as of November 1, 2021, by and among the Company and the Original Equity Owners (as defined therein), the Company paid approximately $0.5 million in certain expenses of the Selling Stockholders related to the Offering, which are included in “General and administrative” expenses in the accompanying condensed consolidated statements of operations for the three and nine months ended June 30, 2026, while the Selling Stockholders paid all applicable underwriting discounts and commissions.

In conjunction with the Offering, AES Grid Stability exercised its redemption right under the Third Amended and Restated Limited Liability Agreement of Fluence Energy, LLC, dated October 27, 2021, as may be amended from time to time (the “LLC Agreement”), with respect to 10,066,414 LLC Interests, together with the corresponding cancellation of an equivalent number of shares of the Company's Class B-1 common stock, par value $0.00001 per share (the "AES Redemption"). The Company elected to settle the AES Redemption through the issuance of 10,066,414 newly issued shares of Class A common stock and settlement occurred on May 15, 2026.

The AES Redemption increased the beneficial ownership interest of the Company in Fluence Energy, LLC to 77.54% as of May 15, 2026. The impact of the change in ownership interest did not result in a change in control. The transaction has been accounted for as an equity transaction and the carrying amount of non-controlling interest has been adjusted.

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
Non-Controlling Interest
As the sole managing member of Fluence Energy, LLC, Fluence Energy, Inc. operates and controls all the business and affairs of Fluence Energy, LLC and, through Fluence Energy, LLC and its direct and indirect subsidiaries, conducts the Company’s business. Fluence Energy, LLC is a variable interest entity, of which Fluence Energy, Inc. beneficially owns an interest as of June 30, 2026. For accounting purposes, Fluence Energy, Inc. is considered the primary beneficiary and therefore consolidates the results of Fluence Energy, LLC and its direct and indirect subsidiaries. The table below summarizes the ownership structure at the end of each respective period:

	June 30, 2026	September 30, 2025
Controlling Interest Ownership	77.55%	71.81%
Non-Controlling Interest Ownership (AES)	22.45%	28.19%
Unaudited Interim Financial Information
The accompanying condensed consolidated financial statements as of June 30, 2026, and for the three and nine months ended June 30, 2026 and 2025 are unaudited. These financial statements should be read in conjunction with the Company’s audited financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2025 filed with the SEC on November 25, 2025 (the “2025 Annual Report”). In our opinion, such unaudited financial statements reflect all adjustments, including normal recurring items, that are necessary for the fair statement of the Company’s financial position as of June 30, 2026, the results of its operations for the three and nine months ended June 30, 2026 and 2025, and its cash flows for the nine months ended June 30, 2026 and 2025. The financial data and other information disclosed in these notes related to the three and nine months ended June 30, 2026 and 2025 are also unaudited. The results for the three and nine months ended June 30, 2026 and 2025 are not necessarily indicative of results for the full year ending or ended September 30, 2026 and 2025, any other interim periods, or any future year or period. The balance sheet as of September 30, 2025 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted in the interim financial statements.
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

in thousands	June 30, 2026	September 30, 2025
Cash and cash equivalents	$339,328	$690,768
Restricted cash	25,630	23,862
Total cash, cash equivalents and restricted cash	$364,958	$714,630
Restricted cash at the end of each respective period consisted of the following:

in thousands	June 30, 2026	September 30, 2025
Collateral for credit card program	$6,258	$6,112
Collateral for outstanding bank guarantees	8,582	7,309
Collateral for surety program	10,645	10,370
Term deposits	145	71
Total restricted cash	$25,630	$23,862
Revenue and Cost Recognition
The Company’s revenue recognition policy included herein is based on the application of Accounting Standards Codification - Revenue from Contracts with Customers (“ASC 606”). As of June 30, 2026, the Company’s revenue was generated primarily from the sale of energy storage products and solutions, providing operational services, and the sale of digital applications and solutions.
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
During the nine months ended June 30, 2026 and 2025, the Company capitalized $7.5 million and $6.1 million, respectively, of internal-use software.
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
During the nine months ended June 30, 2026 and 2025, the Company capitalized $3.1 million and $12.2 million, respectively, of software development costs related to hosting arrangements.
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
During the nine months ended June 30, 2026 and 2025, the Company capitalized $3.4 million and $3.4 million, respectively, of external-use software to be sold.
Government Incentives and Grants
The Company has determined that it is entitled to the Section 45X Advanced Manufacturing Production Tax Credit (the “AMPC”) provided by the Inflation Reduction Act of 2022 (“IRA”) (which went into effect in 2023), as modified by the One Big Beautiful Bill Act (“OBBBA”) (which went into effect in 2025). The Company recognizes the AMPC tax credits as a reduction to the related cost of goods and services, when there is reasonable assurance that the Company will be able to claim the credits (i.e., upon recognition of revenue and cost of goods and services related to the sold eligible equipment). During the nine months ended June 30, 2026 and 2025, the Company recognized a reduction to cost of goods and services of $18.9 million and $0.0 million, respectively.
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

Recent Accounting Standards Adopted
The following table presents accounting standards adopted during the nine months ended June 30, 2026.

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

Recent Accounting Standards Not Yet Adopted
The following table presents accounting standards not yet adopted:

Standard	Description	Required date of adoption	Effect on the financial statements and other significant matters
ASU No. 2023-09: Income Taxes (Topic 740): Improvements to Income Tax Disclosures	ASU 2023-09 adopts certain amendments to improve the effectiveness of income tax disclosures, including jurisdictional information, by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation, and (2) income taxes paid, disaggregated by jurisdiction.	ASU 2023-09 is effective for the Company’s annual report for fiscal year ending September 30, 2026.	The Company is evaluating the impact this guidance will have on income tax disclosures.
SEC Final Rule Release Nos. 33-11275; 34-99678: The Enhancement and Standardization of Climate-Related Disclosures for Investors	SEC Final Rule Release Nos. 33-11275; 34-99678 requires registrants to provide certain climate-related information in their registration statements and annual reports, including climate-related risks that have materially impacted, or are reasonably likely to have a material impact on, its business strategy, results of operations, or financial condition. In addition, certain disclosures related to severe weather events and other natural conditions will be required in registrants’ annual reports.

	In April 2024, the SEC stayed the climate disclosure rules, pending judicial review in the Eighth Circuit, and in March 2025 the SEC voted to end its defense of the climate disclosure rules. Subsequently, on May 29, 2026, the SEC issued a formal proposal to rescind the 2024 climate disclosure rules in their entirety.	SEC Final Rule Release Nos. 33-11275; 34-99678 is effective for the Company’s annual report for fiscal year ending September 30, 2026.	The Company will continue to monitor the formal administrative outcomes of the SEC’s rescission proposal. However, the Company does not currently anticipate any material operational or financial impact stemming from these rules.

ASU No. 2024-03: Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	ASU 2024-03 requires disclosure of qualitative and quantitative information about certain costs and expenses in the notes to the financial statements on an interim and annual basis. ASU No. 2025-01: Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, was subsequently issued and clarified the effective date of ASU 2024-03.	ASU 2024-03 is effective for the Company’s annual report for fiscal year ending September 30, 2028 and interim reporting periods beginning from January 1, 2028.	The Company is evaluating the impact this guidance will have on its disclosures.
ASU No. 2025-05: Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets	ASU 2025-05 amends ASC 326-20 to provide a practical expedient (for all entities) and an accounting policy election (for all entities, other than public business entities, that elect the practical expedient) related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606.	ASU 2025-05 is effective for the Company’s annual report for fiscal year ending September 30, 2027 and interim periods within that annual reporting period.	The Company is evaluating the impact this guidance will have on its disclosures.
ASU No. 2025-06: Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software	ASU 2025-06 makes targeted improvements to ASC 350-40 and amends certain aspects of the accounting for and disclosure of software costs under ASC 350-40. The amendments supersede the guidance on Web site development costs in ASC 350-50 and relocate that guidance, along with the recognition requirements for development costs specific to Web sites, to ASC 350-40.	ASU 2025-06 is effective for the Company’s annual report for fiscal year ending September 30, 2029 and interim periods within that annual reporting period.	The Company is evaluating the impact this guidance will have on its disclosures.
ASU No. 2025-09: Derivatives and Hedging (Topic 815): Hedge Accounting Improvements	ASU 2025-09 amends certain aspects of the hedge accounting guidance in ASC 815. The amendments are intended to more closely align hedge accounting with the economics of an entity’s risk management activities.	ASU 2025-09 is effective for the Company’s annual report for fiscal year ending September 30, 2028 and interim periods within that annual reporting period.	The Company is evaluating the impact this guidance will have on its disclosures.
ASU No. 2025-10: Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities	ASU 2025-10 adds guidance to ASC 832 on the recognition, measurement, and presentation of government grants. In the absence of such guidance, many for-profit entities historically have analogized to other GAAP, including IAS 20 or ASC 958-605, when accounting for government grants. In developing the ASU’s recognition and measurement framework, the FASB largely leveraged the guidance in IAS 20.	ASU 2025-10 is effective for the Company’s annual report for fiscal year ending September 30, 2030 and interim periods within that annual reporting period.	The Company is evaluating the impact this guidance will have on its disclosures.

ASU No. 2025-11: Interim Reporting (Topic 270): Narrow-Scope Improvements	ASU 2025-11 improves the guidance in Topic 270, Interim Reporting, by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. The amendments also provide additional guidance on what disclosures should be provided in interim reporting periods and add to Topic 270 a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity.	ASU 2025-11 is effective for the Company’s interim reports within fiscal year ending September 30, 2029.	The Company is evaluating the impact this guidance will have on its disclosures.
ASU No. 2025-12: Codification Improvements	ASU 2025-12 makes updates for a broad range of Topics arising from technical corrections, unintended application of the Codification, clarifications, and other minor improvements. The amendments affect a wide variety of Topics in the Codification and apply to all reporting entities within the scope of the affected accounting guidance.
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
3.    (Loss) income per Share
As of June 30, 2026, the Company has two classes of common stock outstanding, Class A and Class B-1. (Loss) income per share is calculated and reported under the “two-class” method. The “two-class” method is an earnings allocation method under which (loss) income per share is calculated for each class of common stock considering both distributions declared or accumulated and participation rights in undistributed earnings as if all such (loss) income had been distributed during the period.
Basic (loss) income per share of Class A common stock is computed by dividing net (loss) income attributable to Class A common stockholders by the weighted average number of shares of Class A common stock outstanding during the period. Diluted (loss) income per share of Class A common stock is computed by adjusting the net (loss) income available to Class A common stockholders and the weighted average shares of Class A common stock outstanding to give effect to potentially dilutive securities. Shares of our Class B-1 common stock are not entitled to receive any distributions or dividends. When an LLC Interest of Fluence Energy, LLC is redeemed for cash or Class A common stock by a Founder who holds shares of our Class B-1 common stock, such Founder will be required to surrender a share of Class B-1 common stock, as the case may be, which we will cancel for no consideration. In the event of cash settlement, the Company is required to issue new shares of Class A common stock and use the proceeds from the sale of these newly-issued shares of Class A common stock to fully fund the cash settlement. Therefore, we did not include shares of our Class B-1 common stock in the computation of basic (loss) income per share.
In periods in which we have a loss, diluted loss per share is equal to basic loss per share because the effect of potentially dilutive securities would be antidilutive.
The following table presents the potentially dilutive securities that were excluded from the computation of diluted (loss) income per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Class B-1 common stock	41,432,781	—	41,432,781	51,499,195
Shares underlying the conversion option in the 2030 Convertible Senior Notes	18,738,880	18,738,880	18,738,880	18,738,880
Outstanding pre-IPO options issued pursuant to the 2020 Unit Option Plan	1,205,058	1,222,197	1,205,058	2,376,486
Outstanding restricted stock units (“RSUs”)	1,649,622	2,431,460	1,649,622	2,595,352
Outstanding performance share units (“PSUs”)	964,545	986,767	964,545	986,767
Outstanding non-qualified stock options	623,653	472,381	623,653	472,381
Basic and diluted (loss) income per share of Class A common stock for the three and nine months ended June 30, 2026 and 2025, respectively, have been computed as follows:

	Three Months Ended June 30,
	2026			2025
In thousands, except share and per share amounts	Loss	Shares	$ per Share	Income	Shares	$ per Share
Basic (loss) income per Share
Net (loss) income attributable to Fluence Energy, Inc.	$(32,817)	138,129,139	$(0.24)	$6,252	130,723,258	$0.05
Effect of Dilutive Securities
Class B-1 common stock	—	—		(4,266)	51,499,195
Pre-IPO options	—	—		—	1,197,408
Phantom units	—	—		—	—
RSUs	—	—		—	225,632
PSUs	—	—		—	—
NQSOs	—	—		—	—
Diluted (loss) income per Share
Net (loss) income attributable to Fluence Energy, Inc.	$(32,817)	138,129,139	$(0.24)	$1,986	183,645,493	$0.01

	Nine Months Ended June 30,
	2026			2025
In thousands, except share and per share amounts	Loss	Shares	$ per Share	Loss	Shares	$ per Share
Basic loss per Share
Net loss attributable to Fluence Energy, Inc.	$(98,814)	134,060,941	$(0.74)	$(66,260)	130,062,109	$(0.51)
Diluted loss per Share
Net loss attributable to Fluence Energy, Inc.	$(98,814)	134,060,941	$(0.74)	$(66,260)	130,062,109	$(0.51)

4.    Revenue from Contracts with Customers
Revenue is primarily derived from sales of our energy storage products and solutions. The following table presents the Company’s revenue disaggregated by product or service type:

In thousands	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Revenue from energy storage products and solutions	$627,277	$583,812	$1,511,790	$1,150,893
Revenue from services	20,121	16,933	71,975	65,488
Revenue from digital applications and solutions	2,450	1,788	6,208	4,558
Total	$649,848	$602,533	$1,589,973	$1,220,939
The following table presents the Company’s revenue disaggregated by geographical region. Revenues are attributed to regions based on location of customers:

In thousands	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Americas (North, Central, and South America)	$322,390	$275,328	$890,926	$598,965
APAC (Asia Pacific)	250,113	93,368	470,023	198,526
EMEA (Europe, Middle East, and Africa)	77,345	233,837	229,024	423,448
Total	$649,848	$602,533	$1,589,973	$1,220,939
Customer Concentration
For the nine months ended June 30, 2026, the Company’s top three customers, in the aggregate, accounted for approximately 48% of total revenue.
For the nine months ended June 30, 2025, the Company’s top two customers, in the aggregate, accounted for 40% of total revenue.
Deferred Revenue
Deferred revenue from related parties is included in the Company’s condensed consolidated balance sheets. The following tables provide information about deferred revenue from contracts with customers:

In thousands	Nine Months Ended June 30,
	2026	2025
Deferred revenue, beginning of period	$640,457	$274,499
Additions	740,192	487,626
Revenue recognized related to amounts that were included in beginning balance of deferred revenue	(424,158)	(216,903)
Deferred revenue end of period	$956,491	$545,222

In thousands	Nine Months Ended June 30,
	2026	2025
Deferred revenue from related parties, beginning of period	$79,916	$38,162
Additions	21,167	37,899
Revenue recognized related to amounts that were included in beginning balance of deferred revenue	(43,552)	(28,271)
Deferred revenue from related parties, end of period	$57,531	$47,790

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
As of June 30, 2026, the Company had $6.4 billion of remaining performance obligations related to contractual commitments, of which we expect to recognize in revenue approximately 48% to 53% in the next 12 months, with the remainder recognized in revenue in periods thereafter.
5.    Inventory, Net
Inventory consisted of the following:

In thousands	June 30, 2026			September 30, 2025
	Cost	Provision	Net	Cost	Provision	Net
Integrated systems, batteries, and other equipment	$786,900	$(25,176)	$761,724	$463,493	$(30,891)	$432,602
Spare parts	21,333	(26)	21,307	22,415	(2)	22,413
Total	$808,233	$(25,202)	$783,031	$485,908	$(30,893)	$455,015

6.    Other Current Assets
Other current assets consisted of the following amounts:

In thousands	June 30, 2026	September 30, 2025
Taxes recoverable, tax credits and tariff refunds (a)	$79,869	$15,186
Prepaid expenses	29,242	21,667
Prepaid insurance	5,045	2,538
Current portion of recoverable warranty costs from suppliers	10,554	8,585
Note receivable (b)	30,000	—
Other	8,151	6,695
Total	$162,861	$54,671
(a) Includes receivables outstanding related to the invalidated International Emergency Economic Powers Act (“IEEPA”) tariffs which have been filed with the U.S Customs & Border Protection (“CBP”) as of June 30, 2026. We have filed for $57.0 million in refunds, which has been accepted by the CBP. As of June 30, 2026, the Company has received payments of $32.0 million and has $25.0 million outstanding to be received.
(b)On May 5, 2026, the Company entered into a $30.0 million promissory note (the “Note”) with one of its suppliers, pursuant to which the Company provided a working capital loan to the supplier in connection with a master supply agreement for the purchase of battery cells. The Note bears interest at 5% per annum, which is payable in arrears on each repayment date and at maturity. Principal is repayable in three installments of $10.0 million on October 31, 2026, January 31, 2027, and April 30, 2027, with a stated maturity date of April 30, 2027.

7.    Intangible Assets, Net
Intangible assets are stated at amortized cost and consisted of the following:

In thousands	June 30, 2026			September 30, 2025
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Patents and licenses	$28,930	$(16,379)	$12,551	$28,856	$(14,911)	$13,945
Developed technology	31,645	(12,846)	18,799	31,932	(10,910)	21,022
Customer relationships	5,523	(3,660)	1,863	4,825	(3,035)	1,790
Trade names/Trademarks	5,366	(4,838)	528	5,379	(4,640)	739
Capitalized internal-use software	32,025	(12,774)	19,251	24,674	(7,966)	16,708
Capitalized software to be sold	14,473	(3,244)	11,229	11,109	(1,910)	9,199
Total	$117,962	$(53,741)	$64,221	$106,775	$(43,372)	$63,403
Intangible assets are amortized over their estimated useful lives on a straight-line basis. Total amortization expense for the three months ended June 30, 2026 and 2025 was $3.4 million and $3.8 million, respectively. The amortization expense for the three months ended June 30, 2026 and 2025 included $2.1 million and $1.5 million for capitalized software, respectively. Total amortization expense for the nine months ended June 30, 2026 and 2025 was $10.4 million and $9.0 million, respectively. The amortization expense for the nine months ended June 30, 2026 and 2025 included $6.1 million and $4.0 million for capitalized software, respectively.
8.    Goodwill
No impairment was recognized for the nine months ended June 30, 2026 or 2025. The following table presents the goodwill activity for the nine months ended June 30, 2026 and 2025:

In thousands	June 30,
	2026	2025
Goodwill, Beginning of the period	$28,584	$27,482
Foreign currency adjustment	(287)	1,183
Goodwill, End of the period	$28,297	$28,665
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
The amounts of assets and liabilities and other information for the Company’s operating and finance leases are as follows:

In thousands	Balance Sheet Caption	June 30, 2026	September 30, 2025
Right-of-use assets:
Operating leases	Other non-current assets	$20,280	$11,256
Finance leases	Property and equipment, net	17,172	22,057
Total right-of-use assets		37,452	33,313

Lease liabilities:
Operating leases	Other current liabilities	$8,333	$6,789
	Other non-current liabilities	12,528	5,044
Finance leases	Other current liabilities	140	3,492
Total lease liabilities		$21,001	$15,325
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

In thousands	June 30, 2026	September 30, 2025
Accruals	$218,974	$203,433
Accruals with related parties	2,106	6,353
Provisions for expected project losses	30,519	15,684
Current portion of warranty accrual	23,336	20,765
Total	$274,935	$246,235
11.    Debt
Revolving Credit Facility
On August 6, 2024, Fluence Energy, Inc. entered into Amendment Number Three ("Amendment No. 3") to the asset-based syndicated credit agreement by and among Fluence Energy, LLC, as parent borrower, the Company, as parent, the other borrowers party thereto, the other guarantors party thereto, the lenders party thereto, and Citibank, N.A., as administrative agent (as successor to Barclays Bank PLC) (such agreement, as so amended, the "2024 Credit Agreement") converting the outstanding asset-based lending facility into a senior secured cash flow revolving credit facility in an initial aggregate principal amount of up to $500.0 million (the "Revolver"). On March 31, 2026, we entered into Amendment Number Four (“Amendment No. 4”) to the 2024 Credit Agreement (such agreement, as so amended by Amendment No. 4, the “Credit Agreement”). Capitalized terms used in this subsection that are not otherwise defined are defined in the Credit Agreement.
The Revolver is secured by (i) a first priority pledge of the Company's equity interests in Fluence Energy, LLC and Fluence Energy Global Production Operation, LLC, (ii) first priority security interests in substantially all tangible and intangible personal property of the Company, Fluence Energy, LLC, Fluence Energy Global Production Operation, LLC and certain of its foreign subsidiaries, in each case, subject to customary exceptions and limitations, and (iii) a pledge of the Company's equity interests in certain of its foreign subsidiaries and security interests in certain assets of such foreign subsidiaries.
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
In addition, Amendment No. 4 extended the Trigger Date under the Credit Agreement from December 31, 2025 to December 31, 2026. From the time of entry into Amendment No. 3 through the time of entry into Amendment No. 4, we were required to maintain (i) Total Liquidity of no less than $150.0 million through and including December 31, 2025, (ii) from January 1, 2026 and thereafter, (a) Total Liquidity of no less than $100.0 million and (b) Consolidated Leverage Ratio as of the last day of any Measurement Period not to exceed 3.50:1.00, and (iii) certain other financial requirements on certain dates. Pursuant to the changes to the Credit Agreement upon entry into Amendment No. 4 on March 31, 2026, we are now required to maintain (i) Total Liquidity of no less than $150.0 million through and including December 31, 2026, (ii) from January 1, 2027, and thereafter, (a) Total Liquidity of no less than $100.0 million and (b) Consolidated Leverage Ratio as of the last day of any Measurement Period not to exceed 3.50:1.00, and (iii) certain other financial requirements on certain dates. Such covenants are tested on a quarterly basis and upon the occurrence of other certain restricted payments, the incurrence of indebtedness, certain dispositions, and other specified transactions. As of June 30, 2026, we were in compliance with all such covenants.
The Credit Agreement contains customary events of default for this type of financing. If an event of default occurs with respect to a borrower, the lenders will be able to, among other things, terminate the commitments immediately, cash collateralize any outstanding letters of credit, declare any loans outstanding to be due and payable in whole or in part, and exercise other rights and remedies. The maturity date and the date of termination of lending commitments under the Credit Agreement is November 22, 2027. As of June 30, 2026, there are no cash borrowings under the Revolver, and there are $193.0 million letters of credit outstanding under the Revolver, with remaining availability of $307.0 million, net of letters of credit issued.
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
The following table presents the net carrying value and fair value of the 2030 Convertible Senior Notes as of June 30, 2026:

In thousands	Principal Amount	Unamortized Debt Issuance Costs	Net Carrying Amount	Fair Value
				Amount	Leveling
2030 Convertible Senior Notes	$400,000	$(7,836)	$392,164	$500,720	Level 2
The fair value was determined based on the quoted prices of the 2030 Convertible Senior Notes in an inactive market on the last traded day of the quarter ended June 30, 2026 and has been classified as Level 2 in the fair value hierarchy.
The following table presents the interest expense recognized related to the 2030 Convertible Senior Notes:

In thousands	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Coupon interest	$2,250	$2,225	$6,750	$4,950
Amortization of debt issuance costs	457	444	1,361	978
Total	$2,707	$2,669	$8,111	$5,928
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
Income tax expense (benefit) was $0.8 million and $4.6 million for the three months ended June 30, 2026 and 2025, respectively. The effective tax rate for the three months ended June 30, 2026 and 2025 was (1.8)% and 39.9%, respectively. For the three months ended June 30, 2026, the Company’s effective tax rate differs from the U.S. statutory tax rate of 21% primarily due to the recognition of additional valuation allowance on net operating losses.
Income tax expense (benefit) was $(5.6) million and $0.9 million for the nine months ended June 30, 2026 and 2025, respectively. The effective tax rate for the nine months ended June 30, 2026 and 2025 was 3.9% and (1.0)%, respectively. For the nine months ended June 30, 2026, the Company’s effective tax rate differs from the U.S. statutory tax rate of 21% primarily due to the recognition of additional valuation allowances against net operating losses.
As of June 30, 2026 and September 30, 2025, the Company does not believe it has any significant uncertain tax positions and therefore, has not recorded any unrecognized tax benefits.
The Company evaluates the realizability of its deferred tax assets on a quarterly basis and establishes valuation allowances when it is more-likely-than-not that all or a portion of a deferred tax asset may not be realized. As of June 30, 2026 and September 30, 2025, the Company had recorded a full valuation allowance against deferred tax assets on Fluence Energy, Inc. primarily related to its investment in Fluence Energy, LLC, as well as on certain foreign subsidiaries based on the weight of available evidence, including cumulative losses. In the event that the valuation allowance related to tax benefits associated with the Tax Receivable Agreement, dated October 27, 2021, by and among Fluence Energy, Inc., Fluence Energy, LLC, Siemens Industry and AES Grid Stability (the “Tax Receivable Agreement”), is released in a future period, a Tax Receivable Agreement liability will be recorded based on the amounts probable and reasonably estimable in accordance with ASC 450.

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
14.    Commitments and Contingencies
Guarantees, Commitments, Letters of Credit, and Surety Bonds
As of June 30, 2026, the Company had outstanding bank guarantees, parent company guarantees, letters of credit, and surety bonds issued as performance security arrangements associated with a number of our customer projects. In addition, we have a limited number of parent company guarantees and letters of credit issued as payment security to certain vendors. These contractual commitments are all accounted for off-balance sheet. In the event that we fail to perform under a project backstopped by such credit support, the customer or vendor, respectively, may demand performance and/or payment, as applicable, pursuant to the terms of the project contract or vendor contract and applicable credit support instrument from the Company, surety, or bank, as the case may be. Our relationship with our sureties is such that we will indemnify the sureties for any damages and expenses they incur in connection with any of the bonds they issue on our behalf and we may be required to post collateral to support the bonds. With respect to letters of credit, in the event of non-performance under a contract, direct obligations to repay the banks may arise. The Company expects that its performance and payment obligations secured by these bank guarantees, parent company guarantees, letters of credit, and surety bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms.
The following table summarizes our contingent contractual obligations as of June 30, 2026. Amounts presented in the following table represent the Company's current undiscounted exposure to guarantees, commitments, letters of credit, and surety bonds and the range of maximum undiscounted potential exposure. The maximum exposure is not reduced by the amounts, if any, that could be recovered under the recourse or collateralization provisions in the guarantees, commitments, letters of credit, and surety bonds.

	Amount (in $ millions)	Number of Agreements	Maximum Exposure Range for Each Agreement (in $ millions)
Guarantees and commitments	$6,140	113	$0 - 438.1
Letters of credit under bilateral credit facilities	6	4	0.1 - 3
Letters of credit under Revolver	193	46	0 - 28.4
Surety bonds	570	61	0 - 79.2
Total	$6,909	224
Purchase Commitments
The Company has commitments for minimum volumes or spend under master supply agreements with our vendors. The majority of the commitments are for purchases of battery cells and modules. Liquidated damages apply if the minimum purchase volumes or spend are not met. The Company currently expects to meet the minimum committed volumes of purchases and spend. The following table presents our future minimum purchase commitments by fiscal year, primarily for battery cells and modules, and liquidated damages, if the minimum purchase volumes or spend are not met, as of June 30, 2026:

in thousands	Purchase Commitment	Liquidated Damages
2026	615	—
2027	1,101,103	111,619
2028	1,002,324	122,809
2029	455,897	98,839
2030 and thereafter	353,500	$63,000
Total	$2,913,439	$396,267

The Company makes advance payments as capacity guarantees pursuant to purchase agreements with certain suppliers. These advances are recovered through the receipt of goods and services mainly used in the production of energy storage products. As of June 30, 2026, $44.7 million is recorded within “Advances to suppliers” and $39.3 million is recorded within “Other non-current assets” on the condensed consolidated balance sheets related to capacity guarantees.
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
The Company provides assurance-type warranties, apart from the service-type warranties described above, related to the successful operation of battery-based energy storage solutions which typically extend from one to five years, beginning at the commercial operation date or substantial completion date, depending on the contract terms. The warranties are considered assurance-type warranties which provide a guarantee of quality of the products. The Company records an estimate of future warranty cost over the period of construction, consistent with transfer of control and revenue recognition. Additionally, we accrue estimated liability cost of specific reserves or recalls when they are probable and estimable if identified. Warranty expense is recorded as a component of “Cost of goods and services” in the Company’s condensed consolidated statements of operations.
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
As of June 30, 2026 and September 30, 2025, the Company accrued the below estimated warranty liabilities, which the table reflects as nine months activity and twelve months activity, respectively:

In thousands	June 30, 2026	September 30, 2025
Warranty balance, beginning	$51,807	$40,242
Warranties issued and assumed in period	13,309	22,409
Change in estimates	—	3,173
Net changes in liability for warranty expirations, costs incurred, and foreign exchange impact	(7,641)	(14,017)
Warranty balance, ending	$57,475	$51,807
Less: Recoverable warranty costs from suppliers	28,138	23,578
Warranty balance, net of recoverable warranty costs from suppliers, at end of period	$29,337	$28,229
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

Legal Contingencies
From time to time, the Company may be involved in litigation, government investigations, and other regulatory or legal proceedings relating to claims that arise out of our operations and business and that cover a wide range of matters, including, but not limited to, securities litigation, intellectual property matters, commercial and contract disputes, insurance and property damage claims, labor and employment claims, torts and personal injury claims, product liability claims, environmental claims, fire safety claims, and warranty claims. The Company accrues for litigation and claims when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. It is reasonably possible that some matters could have an unfavorable result to the Company and could require the Company to pay damages or make expenditures in amounts that could be material.
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
Shareholder Derivative Actions
On March 25, 2025, a purported stockholder, Raffi Elmajian, filed a shareholder derivative complaint captioned Elmajian v. Nebreda et al. in the United States District Court, Eastern District of Virginia (Case No. 1:25-cv-521) against current and former officers and directors of the Company, naming the Company as a nominal defendant. On April 3, 2025, a purported stockholder, Diaa Al Amad, filed a second shareholder derivative complaint captioned Al Amad v. Nebreda et al. in the United States District Court, Eastern District of Virginia (Case No. 1:25-cv-577) against current and former officers and directors of the Company, naming the Company as a nominal defendant. Both derivative complaints allege claims under Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, and breaches of fiduciary duties, among other claims. The actions purport to be brought derivatively on behalf of the Company and seek damages and other various relief. On April 22, 2025, the United States District Court, Eastern District of Virginia ordered the consolidation of the Elmajian and Al Amad cases, captioned In re Fluence Energy, Inc. Shareholder Derivative Litigation (Case No.: 1:25-cv-00521). On July 21, 2025, the United States District Court, Eastern District of Virginia ordered a stay on all proceedings and deadlines in the consolidated derivative matter until resolution of the consolidated securities class action detailed above.
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
On July 21, 2026, a purported stockholder, Evan Levitan, filed a Verified Stockholder Derivative Complaint captioned Levitan v. The AES Corporation et al. in the Court of Chancery of the State of Delaware against certain of the Company’s current and former executive officers and directors of the Company, as well as certain other entities, naming the Company as a nominal defendant (the “Levitan Complaint”). The Levitan Complaint asserts claims for breach of fiduciary duties, unjust enrichment, and aiding and abetting breach of fiduciary duties.
The Company believes the claims in all the derivative complaints are without merit and intends to defend itself in these matters vigorously.
15.    Related-Party Transactions
Related parties are primarily represented by AES and Siemens, their respective subsidiaries, other entities under common control, and other entities in which Siemens and AES have significant influence. As of June 30, 2026, AES Grid Stability holds 41,432,781 shares of Class B-1 common stock of Fluence Energy, Inc. and Siemens beneficially owns an aggregate of 41,432,781 shares of Class A common stock of Fluence Energy, Inc.

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
The Company also provides consulting services to AES whereby Fluence will advise and in some cases provide support to AES on procurement, logistics, design, safety, and commissioning of certain of their projects. Revenue from consulting services is classified as “Revenue from sale of energy storage products and solutions” in the Company’s Disaggregation of revenue table in “Note 4 - Revenue from Contracts with Customers.” Revenue from the consulting services is primarily recognized ratably over time based on a project specific period of performance in which we expect the performance obligation to be fulfilled. For the three months ended June 30, 2026 and 2025, the Company recognized $0.1 million and $1.6 million in revenue from consulting services with AES, respectively. For the nine months ended June 30, 2026 and 2025, the Company recognized $0.2 million and $7.0 million in revenue from consulting services with AES, respectively.
Revenue from contracts with affiliates is included in “Revenue from related parties” on the Company’s condensed consolidated statements of operations.
In addition, the Company purchases materials, services, and supplies from its affiliates and records the costs in “Cost of goods and services” on the Company’s condensed consolidated statements of operations.
Service Agreements
For the three and nine months ended June 30, 2026, the Company has received limited treasury services related to executing trades for derivative contracts from AES. The cost associated with this service is recorded in “General and administrative” on the Company’s condensed consolidated statement of operations.
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
Refer to “Note 17 - Supply Chain Financing” for details of the related party guarantees associated with a supply chain financing program.

Balance Sheet Related Party Transactions
The Company's condensed consolidated balance sheets included the following balances with related parties for the periods indicated:

In thousands	June 30, 2026	September 30, 2025
Accounts receivable	$8,472	$26,615
Unbilled receivables	100,450	174,133
Total receivables from related parties	$108,922	$200,748
Advances to suppliers	$6,271	$9,603
Accounts payable	2,680	4,985
Deferred revenue	57,531	79,916
Accruals and provisions	2,106	6,353
Other current liabilities	—	301
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
Statement of Operations Related Party Transactions
The following table presents the related party transactions that are included in the Company’s condensed consolidated statements of operations for the periods indicated:

In thousands	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Revenue (a)	$49,668	$35,607	$272,065	$273,407
Cost of goods and services (b)	4,614	45,931	13,559	72,785
Research and development	76	—	84	5
Sales and marketing	13	—	92	—
General and administrative	465	131	2,402	1,243
Other income, net	—	(1,206)	—	(1,206)
(a) Revenue from AES and its affiliates was approximately $49.5 million and $35.6 million for the three months ended June 30, 2026 and 2025, respectively. Revenue from AES and its affiliates was approximately $271.5 million and $271.3 million for the nine months ended June 30, 2026 and 2025, respectively.
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
As of June 30, 2026, 1,205,058 stock options under the Option Plan remain outstanding with no unrecognized stock compensation expense.

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
Restricted Stock Units
RSUs granted under the A&R Incentive Plan vest ratably at one-third annually on the anniversary of the grant date over a three-year period pursuant to the terms of their applicable award agreements. The Company generally expenses the grant date fair value of the awards on a straight-line basis over each of the three separately vesting tranches within a given grant. There is no contractual term on the RSUs granted under the A&R Incentive Plan. The Company estimated the fair value of the awards using the market value of our Class A common stock on the grant date. The market value of our Class A common stock is calculated using the closing price of our Class A common stock on the date of grant. The following table summarizes activity under the A&R Incentive Plan for the nine months ended June 30, 2026:

Number of RSUs
Outstanding as of October 1, 2025	2,232,320
Granted	709,058
Vested	(992,487)
Forfeited	(299,269)
Outstanding as of June 30, 2026	1,649,622
As of June 30, 2026, 1,649,622 RSUs previously issued remained outstanding with unrecognized stock compensation expense of $12.8 million.
Non-Qualified Stock Options
During the nine months ended June 30, 2026, there were 230,440 non-qualified stock options granted, exercisable for Class A common stock under the A&R Incentive Plan. Non-qualified stock options under the A&R Incentive Plan have a contractual term of ten years from the date of grant. The Company estimated the fair value of the awards using the Black-Scholes option-pricing model. The non-qualified stock options granted under the A&R Incentive Plan vest ratably at one-third annually on the anniversary of the grant date over a three-year period pursuant to the terms of their applicable award agreements. The Company generally expenses the grant date fair value of the awards on a straight-line basis over each of the three separately vesting tranches within a given grant. As of June 30, 2026, 623,653 non-qualified stock options previously issued pursuant to the A&R Incentive Plan remained outstanding with unrecognized stock compensation expense of $2.7 million.
Performance Share Units
During the nine months ended June 30, 2026, the Company granted 535,327 PSUs settleable in Class A common stock under the A&R Incentive Plan. The Company has two rounds of PSU grants under the A&R Incentive Plan outstanding, the first commencing at the start of fiscal year 2025 and the second commencing at the start of fiscal year 2026. The PSUs for the 2025-2027 performance cycle and the 2026-2028 performance cycle are both earned based on (i) the achievement of two financial performance metrics: cumulative Adjusted EBITDA (65% weight) and cumulative revenue (35% weight), over a two-year performance period beginning October 1st in the year of grant through September 30th in the second year after grant, and (ii) service-based vesting based on continued employment from the date of grant through September 30th in the third year after grant. The performance targets for cumulative revenue and cumulative Adjusted EBITDA are set by the Company’s Board of Directors and the Board’s Compensation and Human Resources Committee. PSUs are considered fully vested when both the performance and service based requirements are met in accordance with the vesting requirements and will be settled in Class A common stock no more than 60 days after the end of the third fiscal year. The awards can be paid out in a range of 50% to 200%, with 0% paid out for below-threshold performance, based on the achievement of the performance criteria and upon continued service through the performance period. The Company estimated the fair value of the awards using the market value of our Class A common stock. The market value is calculated using the closing price of our Class A common stock on the date of grant. The Company monitors the achievement of the performance criteria and expenses ratably the grant date fair value of the awards probable to vest over the requisite service period. If there are changes to the amount of probable awards to vest based on achievement of performance criteria, the related stock-based compensation expense may be significantly increased or reduced in the period that our estimate changes.
As of June 30, 2026, 964,545 PSUs previously issued remained outstanding with estimated unrecognized stock compensation expense of $7.6 million.
Stock-based compensation expense
Stock-based compensation expense was recorded as follows:

In thousands	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Cost of goods and services	$199	$636	$1,084	$2,154
Research and development	121	403	506	1,139
Sales and marketing	898	734	2,460	1,413
General and administrative	3,673	4,627	10,071	10,836
Total	$4,891	$6,400	$14,121	$15,542
17.    Supply Chain Financing
The Company provides certain of our suppliers with access to a supply chain financing program through a certain third-party financing institution (the “SCF Bank”). This program allows the Company to seek extended payment terms up to 120 days with our suppliers and allows our suppliers to monetize their receivables prior to the payment due date, subject to a discount. The Company does not pledge any assets as collateral under this program. Once a supplier elects to participate in this program and reaches an agreement with SCF Bank, the supplier chooses which individual invoices to sell to the SCF Bank. The Company then pays SCF Bank on the applicable due date. The Company has no economic interest in a supplier’s decision to sell an underlying receivable to SCF Bank. The agreements between our suppliers and SCF Bank are solely at their discretion and are negotiated directly between those two parties. Our suppliers’ ability to continue using such agreements is primarily dependent upon the strength of our financial condition and guarantees issued by AES and Siemens Corporation, a subsidiary of Siemens, pursuant to the terms of the Credit Support and Reimbursement Agreement. As of June 30, 2026, AES and Siemens Corporation issued guarantees of $50.0 million each, for a total of $100.0 million, to SCF Bank on our behalf.
For the nine months ended June 30, 2026, no suppliers were actively participating in this supply chain financing program. The Company had no outstanding obligations confirmed as valid under the program as of June 30, 2026.

The Company entered into a new $150.0 million supply chain financing arrangement (the “New SCF Facility”) with a third-party financial institution (the “New SCF Bank”) on August 8, 2025, which was subsequently increased to $185.0 million effective June 11, 2026. This New SCF Facility allows the Company to seek extended payment terms with our suppliers and allows our suppliers to monetize their receivables prior to the payment due date, subject to a discount. Such sales are at the sole discretion of the supplier, and on terms and conditions that are negotiated between the supplier and the New SCF Bank. The Company is not a party to the arrangement between its suppliers and the New SCF Bank and the Company has no economic interest in a supplier’s decision to sell an underlying receivable to the New SCF Bank. The Company does not provide secured legal assets or other forms of guarantees under this arrangement, nor do any of the Company’s affiliates. Under the New SCF Facility, the Company is required to maintain a liquidity ratio of 2:1 as of the last day of each calendar month. Liquidity ratio is defined as the ratio of (i) liquidity to (ii) the sum of (x) the aggregate outstanding notional amount of all receivables, bills of exchange or similar negotiable instruments purchased by the original SCF Bank under the existing supply chain financing arrangement described above and (y) the aggregate outstanding notional amount of payables outstanding under this New SCF Facility. Liquidity under the New SCF Facility includes the Company’s cash and cash equivalents and aggregate availability under the Company’s committed credit facilities, including the Revolver.
For the nine months ended June 30, 2026, two suppliers participated in the New SCF Facility. As of June 30, 2026, the Company had outstanding obligations of $93.9 million confirmed as valid under the program with payment terms ranging from 45 days to 180 days. Outstanding payments owed under the program with payment terms of 120 days or less are recorded within “Accounts payable” on the condensed consolidated balance sheets, whereas amounts with payment terms exceeding 120 days are recorded within “Other current liabilities.” During the nine months ended June 30, 2026, the impact of the agreements between the Company’s suppliers and the New SCF Bank to the condensed consolidated statements of cash flows is a reduction of cash used in operating activities of $101.9 million offset by an increase in cash provided by financing activities of $77.2 million.
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
Cash Flow Hedges
The fair value of the Company’s cash flow hedges as well as their classification on the condensed consolidated balance sheets as of June 30, 2026 and September 30, 2025 are as follows:

In thousands	June 30, 2026
	Notional Value	Other Current Assets	Other Current Liabilities	Other Non-Current Assets	Other Non-Current Liabilities
Foreign currency forward contracts	$262,976	$2,076	$—	$3,680	$—

In thousands	September 30, 2025
	Notional Value	Other Current Assets	Other Current Liabilities	Other Non-Current Assets	Other Non-Current Liabilities
Foreign currency forward contracts	$80,269	$155	$1,493	$—	$—
The gains or (losses) resulting from changes in fair value of the Company’s cash flow hedges recognized in accumulated other comprehensive income (loss) for the three and nine months ended June 30, 2026 and 2025 are as follows:

In thousands	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Foreign currency forward contracts, net of tax	$2,028	$(4,333)	$(9,041)	3,537
The amounts recognized within “Revenue” in the condensed consolidated statements of operations with respect to the Company’s cash flow hedges for the three and nine months ended June 30, 2026 and 2025 are as follows:

In thousands	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Foreign currency forward contracts	$(12,151)	$(2,078)	$(16,054)	3,641
The following table details the changes in the cumulative impact of the gain (loss) on derivatives designated for hedge accounting for the nine months ended June 30, 2026:

In thousands	June 30, 2026
Loss as of September 30, 2025	$(3,168)
Amount recognized in accumulated other comprehensive income (loss)	(9,041)
Amount reclassified from accumulated other comprehensive income (loss) into earnings	17,516
Gain as of June 30, 2026	$5,307
19. Sale of Receivables
Master Receivables Purchase Agreement
On February 27, 2024, Fluence Energy, LLC entered into a Master Receivables Purchase Agreement (“MRPA”), by and among Fluence Energy, LLC and any other seller from time to time party thereto, as sellers and servicers, and Credit Agricole Corporate and Investment Bank ("CACIB"), as purchaser. Pursuant to the MRPA, Fluence Energy, LLC may sell certain receivables (the “Purchased Receivables”) to CACIB from time to time, and CACIB may agree to purchase the Purchased Receivables in each case, on an uncommitted basis. The MRPA provides that the outstanding amount of all Purchased Receivables under the MRPA will not exceed $75.0 million, with sublimits for each account debtor and for certain kinds of receivables. The MRPA contains other customary representations and warranties and covenants. There were no transactions for the nine months ended June 30, 2026.
Master Drafts Sale Agreement
On October 7, 2025, Fluence Energy, LLC entered into a Master Drafts Sale Agreement (“MDSA”), by and among Fluence Energy, LLC as seller and CACIB as purchaser. Pursuant to the MDSA, Fluence Energy, LLC may sell negotiable drafts (the “Drafts”) identified in purchase requests to CACIB, and CACIB may agree to purchase the Drafts on an uncommitted basis. Each Draft represents unconditional payments owed to Fluence Energy, LLC by its customers. For the nine months ended June 30, 2026, the Company sold receivables to CACIB under the MDSA for net proceeds of $39.4 million. At the date of the true sale, the receivables were derecognized in their entirety from the condensed consolidated balance sheet and the proceeds are reflected in operating cash flows on the condensed consolidated statements of cash flows.
20. Subsequent Events

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The following analysis provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Fluence and should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes thereto included in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026 (this “Report”) and in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 25, 2025 (the “2025 Annual Report”). In addition to historical data, this discussion contains forward-looking statements about our business, results of operations, cash flows, financial condition, and prospects based on current expectations that involve risks, uncertainties, and assumptions. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those discussed in Part I, Item 1A. “Risk Factors” of the 2025 Annual Report and in our other filings with the SEC, and Part II, Item 1A. “Risk Factors” and the section titled “Cautionary Statement Regarding Forward-Looking Information” included elsewhere in this Report. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.
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
Growth of the battery storage industry and the continued adoption of energy storage solutions by our customers has been driven in part by the overall decrease in cost of lithium-ion energy storage hardware, mainly the cost of lithium-ion batteries, over the last decade or so. However, we have recently seen an increase in prices of lithium carbonate and other commodities since December 2025, therefore increasing the cost of lithium-ion batteries in recent months. The market for energy storage continues to rapidly evolve and our revenue growth is directly tied to the continued adoption of energy storage products by our customers, which may be affected by commodity raw material price fluctuations and component price fluctuations. As we have not historically been the buyer of raw materials for our components and energy storage products, we have not historically entered into hedging arrangements to mitigate commodity risk. Significant price changes or reduced availability for raw materials and components for our energy storage solutions, including batteries, has had and may in the future have a deleterious effect on our business, financial condition, and results of operations.
Supply Chain and Manufacturing Updates
Our energy storage business is supported by a strategically diversified global supply chain, including contract manufacturers located throughout the world. The Company is actively working to add and scaling up more contract manufacturer facilities to the Company’s supply chain, including in Houston. We are exposed to risks associated with scaling up manufacturing to larger commercial volumes and with the launch of new products and platforms, including Gridstack Pro and Smartstack, which have and may in the future require alterations to existing manufacturing processes. Scaling up new contracting manufacturing facilities also has and may in the future result in unexpected production delays and cost overruns. Generally, our product development, manufacturing, and testing protocols are complex and require significant technological and production process expertise. Any manufacturing delay or disruption from our contract manufacturers or any of our suppliers or cost overruns has in the past caused and may in the future cause a delay or disruption in our ability to meet commitments to our customers and has impacted and may in the future impact our business and results of operations. For more information about the potential risks relating to our supply chain and contract manufacturing efforts, see Part I, Item 1A. “Risk Factors” in our 2025 Annual Report.
In the event of delays or disruptions, we work with such contract manufacturer to put in place appropriate corrective measures and corrective plans to remediate the production issues going forward and improve the Company’s execution. We currently believe that recently enacted corrective measures will help to remediate adverse impacts of production issues. However, if our remediation efforts are not successful, they could have an adverse impact on our customers and our business and results of operations and could cause our results to vary materially from period to period. Failure to meet production expectations has and could in the future result in delayed product deliveries, increased costs, reduced revenue, and reputational harm and has and could in the future materially adversely affect our business, financial condition, results of operations, and growth prospects. However, by prioritizing operational excellence and maintaining strong relationships with our partners and customers, we are confident in our ability to continue to navigate challenges and support sustainable growth in future periods through our contract manufacturing operations and supply chain.
One Big Beautiful Bill Act (“OBBBA”)
We continue to work to align our domestic content and U.S. procurement strategy with the Inflation Reduction Act of 2022 (the “IRA”) and the One Big Beautiful Bill Act (“OBBBA”) as well as related agency guidance relating thereto. We believe that continued expansion and emphasis on domestic content under the IRA, as modified by the OBBBA, provides Fluence with a competitive advantage. As of the date of this Report, we believe that under the current language of the OBBBA, which is subject to Treasury guidance issued on February 12, 2026 and any future regulations, our U.S. domestic suppliers are in compliance with the new applicable prohibited foreign entity (“PFE”) restrictions set forth in the OBBBA. Our procurement operations, however, remain subject to a complex and evolving supply chain and regulatory landscape. For more information about the potential risks relating to regulation and compliance and our solutions and our supply chain, see Part I, Item 1A. “Risk Factors” in our 2025 Annual Report.
Continuing Impact of Tariffs
Our energy storage solutions incorporate many components and materials sourced from a variety of countries, resulting in exposure to international supply chain risks and logistics disruptions. Uncertain potential actions, policies, and legislation of various government authorities on international and domestic trade, including new or increased tariffs or quotas, border taxes, embargoes, safeguards, duties arising out of various governmental investigations, trade controls, and customs restrictions may impact our ability to manage our costs of production which may then impact our business and results of operations. For example, on February 20, 2026, the U.S. Supreme Court invalidated tariffs imposed by the U.S. government under the International Emergency Economic Powers Act (“IEEPA”). In March 2026, the U.S. Court of International Trade ruled that the U.S. Customs and Border Protection (“CBP”) must refund duties imposed under IEEPA. In response, CBP launched the Consolidated Administration and Processing of Entries portal within the Automated Commercial Environment on April 20, 2026, and the Company filed a claim for a refund of IEEPA tariffs previously paid. We have filed for $57.0 million in refunds, which has been accepted by the CBP. As of June 30, 2026, the Company has received payments of $32.0 million and has $25.0 million outstanding to be received. There remains substantial uncertainty regarding the duration of existing, newly announced tariffs and surcharges, and potential new tariffs and surcharges, potential changes or pauses to such tariffs, the tariff refund process and timing related thereto, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended, and the impacts of such actions on Fluence’s business. Fluence continues to monitor and evaluate these developments and assess their potential impact on our business, financial condition, and results of operations. See Part I, Item 1A. “Risk Factors” in our 2025 Annual Report for further discussion on risks relating to changes in the trade environment.
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

Key Operating Metrics
The following tables present our key operating metrics as of June 30, 2026 and September 30, 2025. The tables below present the metrics in either Gigawatts (GW) or Gigawatt hours (GWh). Our key operating metrics focus on project milestones to measure our performance and designate each project as either “deployed”, “assets under management”, “contracted backlog”, or “pipeline”.

	June 30, 2026	September 30, 2025	Change	Change %
Energy Storage Products and Solutions
Deployed (GW)	7.4	6.8	0.6	9%
Deployed (GWh)	19.3	17.8	1.5	8%
Contracted Backlog (GW)	12.6	9.1	3.5	38%
Pipeline (GW)	45.6	35.7	9.9	28%
Pipeline (GWh)	163.7	122.0	41.7	34%

(amounts in GW)	June 30, 2026	September 30, 2025	Change	Change %
Services
Assets under Management	6.3	5.6	0.7	13%
Contracted Backlog	7.9	7.0	0.9	13%
Pipeline	33.3	29.4	3.9	13%

(amounts in GW)	June 30, 2026	September 30, 2025	Change	Change %
Digital Contracts
Assets under Management	22.8	22.0	0.8	4%
Contracted Backlog	13.9	12.1	1.8	15%
Pipeline	51.4	63.7	(12.3)	(19%)
The following table presents our order intake for the three and nine months ended June 30, 2026 and 2025. The table is presented in Gigawatts (GW):

(amounts in GW)	Three Months Ended June 30,				Nine Months Ended June 30,
	2026	2025	Change	Change %	2026	2025	Change	Change %
Energy Storage Products and Solutions
Contracted	2.6	0.7	1.9	271%	4.2	1.9	2.3	121%
Services
Contracted	0.3	1.4	(1.1)	(79)%	1.6	2.0	(0.4)	(20)%
Digital
Contracted	0.6	0.9	(0.3)	(33)%	6.0	5.4	0.6	11%
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
Interest (Income) Expense, net
Interest (income) expense, net consists primarily of interest income net of interest expense. Interest income consists primarily of interest earned on cash deposits, interest earned on tax and tariff refunds and interest earned on notes receivable. Interest expense consists primarily of interest from 2030 Convertible Senior Notes, unused line fees and commitment fees related to credit facilities, and amortization of debt issuance costs.
Other Income, Net
Other income, net primarily consists of income or expense from foreign currency exchange gains and losses on monetary assets and liabilities, and income or expense due to estimated payments to be made to related parties under the Tax Receivable Agreement, dated October 27, 2021, by and among Fluence Energy, Inc., Fluence Energy, LLC, Siemens Industry, Inc., and AES Grid Stability, LLC (the “Tax Receivable Agreement”).
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

Results of Operations
Comparison of the three and nine months ended June 30, 2026 and 2025
The following table sets forth our operating results for the periods indicated.

($ in thousands)	Three Months Ended June 30,		Change	Change %	Nine Months Ended June 30,		Change	Change %
	2026	2025			2026	2025
Total revenue	$649,848	$602,533	$47,315	8%	$1,589,973	$1,220,939	$369,034	30%
Cost of goods and services	616,607	513,434	103,173	20	1,487,053	1,068,057	418,996	39
Gross profit	33,241	89,099	(55,858)	(63)	102,920	152,882	(49,962)	(33)
Gross profit margin %	5.1%	14.8%			6.5%	12.5%
Operating expenses:
Research and development	23,740	26,011	(2,271)	(9)	63,351	65,325	(1,974)	(3)
Sales and marketing	25,300	19,822	5,478	28	70,600	59,213	11,387	19
General and administrative	37,735	35,603	2,132	6	116,809	113,722	3,087	3
Depreciation and amortization	3,986	3,628	358	10	12,010	9,386	2,624	28
Interest (income) expense, net	(2,915)	1,083	(3,998)	NM	1,219	733	486	66
Other income, net	(11,101)	(8,519)	(2,582)	30	(19,392)	(4,315)	(15,077)	349
(Loss) income before income taxes	(43,504)	11,471	$(54,975)	NM	$(141,677)	$(91,182)	(50,495)	55
Income tax expense (benefit)	772	4,577	(3,805)	(83)	(5,574)	869	(6,443)	NM
Net (loss) income	$(44,276)	$6,894	$(51,170)	NM	$(136,103)	$(92,051)	$(44,052)	48%
NM - Not meaningful
Total Revenue
Total revenue increased by $47.3 million, or 8%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The increase in total revenue for the three months ended June 30, 2026 was mainly attributable to an increase in revenue from our battery-based energy storage products and solutions which was primarily driven by increased volumes of solutions projects fulfilled, partially offset by liquidated damages incurred due to project delays. In the current period the majority of the fulfillments related to newer offerings, Gridstack Pro and Smartstack solutions, whereas in the prior period the majority of fulfillments were legacy Gridstack (“Gen6”) solutions.
Total revenue increased by $369.0 million, or 30%, for the nine months ended June 30, 2026, compared to the nine months ended June 30, 2025. The increase in total revenue for the nine months ended June 30, 2026 was mainly attributable to an increase in revenue from our battery-based energy storage products and solutions which was primarily driven by increased volumes of solutions projects fulfilled, partially offset by liquidated damages incurred due to project delays. In the current period the majority of the fulfillments related to newer offerings, Gridstack Pro and Smartstack solutions, whereas in the prior period the majority of fulfillments were Gen6 solutions.
Cost of Goods and Services
Cost of goods and services increased by $103.2 million, or 20%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The increase in cost of goods and services for the three months ended June 30, 2026 was mainly attributable to (i) the increased volumes of solutions projects fulfilled as described above, (ii) cost overruns primarily related to deployment of newer solutions offerings, and (iii) increased estimated total contract costs on certain projects due to increases in battery prices. The increase in cost of goods and services was partially offset by the IEEPA tariff refunds.

Cost of goods and services increased by $419.0 million, or 39%, for the nine months ended June 30, 2026, compared to the nine months ended June 30, 2025. The increase in cost of goods and services for the nine months ended June 30, 2026 was mainly attributable to (i) the increased volumes of solutions projects fulfilled as described above, (ii) cost overruns primarily related to deployment of newer solutions offerings, including various cost increases incurred on certain solutions projects produced in the U.S. and (iii) increased estimated total contract costs on certain projects due to increases in battery prices, changes in scope and delays. The increase in cost of goods and services was partially offset by the IEEPA tariff refunds.
Gross Profit and Gross Profit Margin
Gross profit decreased by $55.9 million, or 63%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The decrease in gross profit for the three months ended June 30, 2026 was primarily due to, (i) liquidated damages incurred due to project delays as described above in “Revenue”, (ii) cost overruns primarily related to deployment of newer solutions offerings, and (iii) increased estimated total contract costs on certain projects due to increases in battery prices, partially offset by the IEEPA tariff refunds as described above in “Cost of goods and services.”
Gross profit decreased by $50.0 million, or 33%, for the nine months ended June 30, 2026, compared to the nine months ended June 30, 2025. The decrease in gross profit for the nine months ended June 30, 2026 was primarily due to (i) liquidated damages incurred due to project delays as described above in “Revenue”, (ii) cost overruns primarily related to deployment of newer solutions offerings, including various cost increases incurred on certain solutions projects produced in the U.S., and (iii) increased estimated total contract costs on certain projects due to increases in battery prices, changes in scope and delays, partially offset by the IEEPA tariff refunds as described above in “Cost of goods and services.”
Research and Development Expenses
Research and development expenses were relatively flat for the three months ended June 30, 2026, compared to the three months ended June 30, 2025.
Research and development expenses were relatively flat for the nine months ended June 30, 2026, compared to the nine months ended June 30, 2025.
Sales and Marketing Expenses
Sales and marketing expenses increased by $5.5 million, or 28%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The increase in sales and marketing expenses for the three months ended June 30, 2026 was primarily attributable to a $4.5 million increase in salaries and personnel-related expenses due to an increase in accrued annual cash bonus expenses.
Sales and marketing expenses increased by $11.4 million, or 19%, for the nine months ended June 30, 2026, compared to the nine months ended June 30, 2025. The increase in sales and marketing expenses for the nine months ended June 30, 2026 was primarily attributable to a $10.2 million increase in salaries and personnel-related expenses due to an increase in accrued annual cash bonus expenses.
General and Administrative Expenses
General and administrative expenses were relatively flat for the three months ended June 30, 2026, compared to the three months ended June 30, 2025.
General and administrative expenses were relatively flat for the nine months ended June 30, 2026, compared to the nine months ended June 30, 2025.
Depreciation and Amortization
Depreciation and amortization increased by $0.4 million, or 10%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily attributable to an increase in amortization of capitalized software.
Depreciation and amortization increased by $2.6 million, or 28%, for the nine months ended June 30, 2026, compared to the nine months ended June 30, 2025, primarily attributable to an increase in amortization of capitalized software.
Interest (Income) Expense, Net
Interest (income) expense, net increased by $4.0 million, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily attributable to (i) $3.5 million of interest income associated with the sales tax refund received from the state of Arizona and (ii) $1.5 million of interest income associated with the IEEPA tariff refund, partially offset by a $0.9 million decrease in interest income on cash deposits and investments.
Interest expense, net increased by $0.5 million, or 66% for the nine months ended June 30, 2026, compared to the nine months ended June 30, 2025, primarily attributable to (i) a $2.7 million decrease in interest income on cash deposits and investments and (ii) a $2.4 million increase in interest expense recognized for the 2030 Convertible Senior Notes, partially offset by $3.5 million of interest income associated with the sales tax refund received from the state of Arizona and $1.5 million of interest income associated with the IEEPA tariff refunds.
Other Income, Net
Other income, net increased by $2.6 million, or 30%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily attributable to a $3.0 million net increase in favorable foreign currency exchange gains on monetary assets and liabilities period over period.
Other income, net increased by $15.1 million, or 349%, for the nine months ended June 30, 2026, compared to the nine months ended June 30, 2025, primarily attributable to a $17.9 million net increase in favorable foreign currency exchange gains on monetary assets and liabilities period over period, partially offset by a $1.2 million favorable adjustment under the Tax Receivable Agreement recorded in prior period.
Income Tax Expense (Benefit)
Income tax expense decreased by $3.8 million, or 83%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The decrease in income tax expense for the three months ended June 30, 2026 was primarily attributable to a decrease in pre-tax income in foreign tax jurisdictions without historical losses.
Income tax (benefit) expense increased by $6.4 million for the nine months ended June 30, 2026, compared to the nine months ended June 30, 2025. The increase in income tax (benefit) expense for the nine months ended June 30, 2026 was primarily attributable to favorable provision to return adjustments in foreign tax jurisdictions.
Net (Loss) Income
Net income decreased by $51.2 million to a net loss of $44.3 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The decrease in net income for the three months ended June 30, 2026 was primarily attributable to a decrease in “Gross profit” as described above.
Net loss increased by $44.1 million, or 48%, for the nine months ended June 30, 2026, compared to the nine months ended June 30, 2025. The increase in net loss for the nine months ended June 30, 2026 was primarily attributable to a decrease in “Gross profit” and an increase in “Sales and marketing expenses,” partially offset by an increase in “Other income, net” as described above.
Non-GAAP Financial Measures
This section contains references to certain non-GAAP financial measures, including Adjusted EBITDA, Adjusted Gross Profit, Adjusted Gross Profit Margin, and Free Cash Flow.
Adjusted EBITDA is calculated from the condensed consolidated statements of operations using net income (loss) adjusted for (i) interest (income) expense, net, (ii) income taxes, (iii) depreciation and amortization, (iv) stock-based compensation, and (v) other non-recurring income or expenses. Adjusted EBITDA also includes amounts impacting net income related to estimated payments due to related parties pursuant to the Tax Receivable Agreement.
Adjusted Gross Profit is calculated from the condensed consolidated statements of operations using gross profit, adjusted to exclude (i) stock-based compensation expenses, (ii) depreciation and amortization, and (iii) other non-recurring income or expenses. Adjusted Gross Profit Margin is calculated using Adjusted Gross Profit divided by total revenue.
Free Cash Flow is calculated from the condensed consolidated statements of cash flows and is defined as net cash provided by (used in) operating activities, adjusted to exclude purchases made under supply chain financing arrangements, less repayments of obligations under supply chain financing arrangements and purchase of property and equipment made in the period. We expect our Free Cash Flow to fluctuate in future periods as we invest in our business to support our plans for growth.
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
The following tables present our non-GAAP measures for the periods indicated.

($ in thousands)	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(44,276)	$6,894	$(136,103)	$(92,051)
Add:
Interest (income) expense, net	(2,915)	1,083	1,219	733
Income tax expense (benefit)	772	4,577	(5,574)	869
Depreciation and amortization	11,198	8,255	30,723	18,929
Stock-based compensation	4,891	6,400	14,121	15,542
Other non-recurring expenses(a)	1,034	146	4,818	3,246
Adjusted EBITDA	$(29,296)	$27,355	$(90,796)	$(52,732)
(a) Amount for the three months ended June 30, 2026 includes $0.5 million for secondary offering expenses and $0.5 million for legal and consulting fees related to potential strategic transactions. Amount for the three months ended June 30, 2025 includes approximately $1.4 million in severance costs related to restructuring and $1.2 million in income as a result of a reduction of our Tax Receivable Agreement liability. Amounts for nine months ended June 30, 2026 includes approximately $3.8 million for legal and consulting fees related to potential strategic transactions, $0.5 million of impairment expense related to an equity method investment, and $0.5 million for secondary offering expenses. Amount for the nine months ended June 30, 2025 includes $4.5 million in severance costs related to restructuring and $1.2 million in income as a result of a reduction of our Tax Receivable Agreement liability.

($ in thousands)	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Total revenue	$649,848	$602,533	$1,589,973	$1,220,939
Cost of goods and services	616,607	513,434	1,487,053	1,068,057
Gross profit	33,241	89,099	102,920	152,882
Gross profit margin %	5.1%	14.8%	6.5%	12.5%
Add:
Stock-based compensation	199	636	1,084	2,154
Depreciation and amortization	5,185	2,734	12,768	5,388
Other non-recurring expenses	—	307	—	606
Adjusted Gross Profit	$38,625	$92,776	$116,772	$161,030
Adjusted Gross Profit Margin %	5.9%	15.4%	7.3%	13.2%

($ in thousands)	Nine Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(366,534)	$(411,281)
Add: Purchases under supply chain financing arrangements	101,937	—
Less: Repayments of obligations under supply chain financing arrangements	(24,751)	—
Less: Purchase of property and equipment	(9,678)	(10,024)
Free Cash Flow	$(299,026)	$(421,305)
Liquidity and Capital Resources
Since inception and through June 30, 2026, our principal sources of liquidity have been the proceeds from our initial public offering (“IPO”), our cash and cash equivalents from operations, short-term borrowings, borrowings available under our debt agreements, proceeds from the issuance of the 2030 Convertible Senior Notes (as defined below), supply chain financing, capital contributions from AES Grid Stability, LLC (“AES Grid Stability”) and Siemens Industry, Inc. (“Siemens Industry”), proceeds from the investment by QIA Florence Holdings, LLC, an affiliate of Qatar Holding LLC in 2021, and proceeds from sale of accounts receivable.
We believe our existing cash and cash equivalents and anticipated cash flows from operations, in addition to our supply chain financing arrangements, and availability under our Revolver (as defined below), will be sufficient to meet our expense and capital requirements for at least the next 12 months following the filing of this Report.
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
Shelf Registration Statement
On May 12, 2026, we filed an automatic shelf registration statement on Form S-3 with the SEC (the “Form S-3”) which became effective upon filing and will remain effective through May 12, 2029, subject to our continued eligibility to use such form. The Form S-3 allows us to offer and sell from time to time Class A common stock, preferred stock, depository shares, debt securities, warrants, purchase contracts or units comprised of any combination of these securities for our own account and allows certain selling stockholders to offer and sell a remaining 94,666,665 shares of Class A common stock in one or more offerings.

The Form S-3 is intended to provide us flexibility to conduct registered sales of our securities, subject to market conditions, and our future capital needs. The terms of any future offering under the Form S-3 will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to the completion of any such offering.
Revolving Credit Facility
On August 6, 2024, Fluence Energy, Inc. entered into Amendment Number Three to the existing asset-based syndicated credit agreement by and among Fluence Energy, LLC, as parent borrower, the Company, as parent, the other borrowers party thereto, the other guarantors party thereto, the lenders party thereto, and Citibank, N.A., as administrative agent (as successor to Barclays Bank PLC) (such agreement, as so amended, the "2024 Credit Agreement") converting the outstanding asset-based lending facility into a senior secured cash flow revolving credit facility in an initial aggregate principal amount of up to $500.0 million (the "Revolver"). On March 31, 2026, we entered into Amendment Number Four (“Amendment No. 4”) to the 2024 Credit Agreement (such agreement, as so amended by Amendment No. 4, the “Credit Agreement”), which, among other things, (i) extends the “Trigger Date” under the Credit Agreement from December 31, 2025 to December 31, 2026, (ii) extends the minimum liquidity covenant of $150.0 million through December 31, 2026, and (iii) moves the initial test date of the consolidated leverage ratio covenant from January 1, 2026 to January 1, 2027. Following the entry into Amendment No. 4, the Credit Agreement now requires the borrowers to post $50.0 million in cash collateral if the Total Revolving Extensions of Credit exceed $450.0 million. Capitalized terms used in this subsection that are not otherwise defined are defined in the Credit Agreement.
The Revolver is secured by (i) a first priority pledge of the Company's equity interests in Fluence Energy, LLC and Fluence Energy Global Production Operation, LLC, (ii) first priority security interests in substantially all tangible and intangible personal property of the Company, Fluence Energy, LLC, Fluence Energy Global Production Operation, LLC and certain of its foreign subsidiaries, in each case, subject to customary exceptions and limitations, and (iii) a pledge of the Company's equity interests in certain of its foreign subsidiaries and security interests in certain assets of such foreign subsidiaries. For greater discussion of the Company’s Revolver and Credit Agreement, as may be amended from time to time, refer to “Note 11 - Debt” to our condensed consolidated financial statements included elsewhere in this Report and incorporated herein.
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
Master Drafts Sale Agreement
On October 7, 2025, Fluence Energy, LLC entered into a Master Drafts Sale Agreement (“MDSA”), by and among Fluence Energy, LLC as seller and CACIB as purchaser. Pursuant to the MDSA, Fluence Energy, LLC may sell negotiable drafts or bills of exchange (the “Drafts”) identified in Purchase Requests to CACIB, and CACIB may agree to purchase the Drafts on an uncommitted basis. Each Draft represents unconditional payments owed to Fluence Energy, LLC by its customers.
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
Commitments, Contingencies, and Off-Balance Sheet Arrangements

As of June 30, 2026, the Company had outstanding bank guarantees, parent guarantees, letters of credit, and surety bonds issued as performance security arrangements for a large number of customer projects. In addition, we have a limited number of parent company guarantees and letters of credit issued as payment security to certain vendors. The Company also has certain battery purchase obligations and spending requirements under our master supply agreement with suppliers. We are also party to both assurance and service-type warranties for various lengths of time. Refer to “Note 14 - Commitments and Contingencies” in our unaudited condensed consolidated financial statements included elsewhere in this Report for more information regarding our contingent obligations, including off-balance sheet arrangements, and legal contingencies.
Historical Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities for the periods presented.

	Nine Months Ended June 30,		Change	Change %
($ in thousands)	2026	2025
Net cash used in operating activities	$(366,534)	$(411,281)	$44,747	(10.9)%
Net cash used in investing activities	$(47,648)	$(20,047)	$(27,601)	137.7%
Net cash provided by financing activities	$72,055	$358,645	$(286,590)	(79.9)%
Net cash flows used in operating activities were $366.5 million for the nine months ended June 30, 2026, compared to net cash used in operating activities of $411.3 million for the nine months ended June 30, 2025. The $44.7 million decrease in net cash used in operating activities period over period was primarily due to net changes in working capital related balances of $89.6 million, partially offset by an increase in net loss of $44.1 million. Below we describe in more detail the cash flows used in operating activities for each period:
•Net cash flows used in operating activities of $366.5 million for the nine months ended June 30, 2026 were primarily due to (i) net loss of $136.1 million, (ii) increases in inventory of $321.4 million due to cash expenditures on inventory, and (iii) increases in advances to suppliers of $99.6 million. These cash outflows were partially offset by positive net effects of $224.6 million due to changes in customer contract related assets and liabilities. Specifically, deferred revenue, inclusive of related parties, increased in aggregate by $296.6 million, while receivables, inclusive of trade, unbilled accounts receivable and receivables from related parties, increased in aggregate by $72.0 million due to timing of various customer project billings and cash collections in accordance with contract milestone payment schedules.
•Net cash flows used in operating activities of $411.3 million for the nine months ended June 30, 2025 were primarily due to (i) net loss of $92.1 million, (ii) increases in inventory of $469.7 million due to cash expenditures on inventory, and (iii) decreases in accounts payable of $180.8 million and accruals and provisions of $118.4 million due to the timing of purchases and payments to various vendors. These cash outflows were partially offset by positive net effects of $565.4 million due to changes in customer contract related assets and liabilities. Specifically, deferred revenue, inclusive of related parties, increased in aggregate by $274.1 million and receivables, inclusive of trade, unbilled accounts receivable and receivables from related parties, decreased in aggregate by $291.3 million due to timing of various customer project billings and cash collections in accordance with contract milestone payment schedules.
Net cash flows used in investing activities were $47.6 million for the nine months ended June 30, 2026, which were primarily due to (i) issuance of the $30.0 million note receivable, (ii) purchases of property and equipment of $9.7 million, and (iii) capital expenditures on software and other of $11.7 million.
Net cash flows used in investing activities were $20.0 million for the nine months ended June 30, 2025, which were due to (i) purchases of property and equipment of $10.0 million and (ii) capital expenditures on software and other of $10.0 million.
Net cash flows provided by financing activities were $72.1 million for the nine months ended June 30, 2026, which were primarily due to $101.9 million of purchases under the supply chain financing arrangements, partially offset by (i) $24.8 million repayments of obligations under the supply chain financing arrangements and (ii) $4.2 million principal payments on finance leases.
Net cash flows provided by financing activities were approximately $358.6 million for the nine months ended June 30, 2025, which were primarily due to the proceeds received from the issuance of the 2030 Convertible Senior Notes of $400.0 million, partially offset by (i) premiums paid for the purchases of the Capped Calls of $29.0 million and (ii) payments for the debt issuance costs of $12.1 million primarily related to the 2030 Convertible Senior Notes.
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

On June 30, 2022, Siemens Industry exercised its redemption right pursuant to the terms of the Third Amended and Restated Limited Liability Agreement of Fluence Energy, LLC, dated October 27, 2021, as may be amended from time to time (the “LLC Agreement”) with respect to its entire holding of 58,586,695 LLC Interests of Fluence Energy, LLC, together with the corresponding cancellation of an equivalent number of shares of our Class B-1 common stock, par value $0.00001 per share (“Class B-1 common stock”). On December 8, 2023, AES Grid Stability exercised its redemption right pursuant to the terms of the LLC Agreement with respect to 7,087,500 LLC Interests of Fluence Energy, LLC, together with the corresponding cancellation of an equivalent number of shares of our Class B-1 common stock. On May 15, 2026, AES Grid Stability exercised its redemption right pursuant to the terms of the LLC Agreement with respect to 10,066,414 LLC Interests of Fluence Energy, LLC, together with the corresponding cancellation of an equivalent number of shares of our Class B-1 common stock.
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
As a result of the tax basis adjustment of the assets of Fluence Energy, LLC and its subsidiaries upon the redemptions and our possible utilization of certain tax attributes, the payments that we may make under the Tax Receivable Agreement will be substantial. The redemptions will result in future tax savings of $194.2 million. The Founders will be entitled to receive payments under the Tax Receivable Agreement equaling 85% of such amount, or $165.1 million; assuming, among other factors, (i) we will have sufficient taxable income to fully utilize the tax benefits; (ii) Fluence Energy, LLC is able to fully depreciate or amortize its assets; and (iii) there are no material changes in applicable tax law. The payments under the Tax Receivable Agreement are not conditioned upon continued ownership of us by the Founders. Although the timing and extent of future payments could vary significantly under the Tax Receivable Agreement, we anticipate funding payments from the Tax Receivable Agreement from cash flow from operations of our subsidiaries, available cash or available borrowings under any future debt agreements.
With the exception of a payment made of $0.3 million liability under the Tax Receivable Agreement as of the nine months ended June 30, 2026, we have determined it is not probable payments under the Tax Receivable Agreement would be made, given the projected inability to fully utilize the related tax benefits over the term of the agreement. Therefore, the Company has not recognized the remaining liability. Should we determine that the additional Tax Receivable Agreement payment is probable, a corresponding liability will be recorded and as a result, our future results of operations and earnings could be impacted as a result of these matters.

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
During the nine months ended June 30, 2026, there were no significant changes in application of our critical accounting policies or estimation procedures from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our 2025 Annual Report and the notes to the audited consolidated financial statements appearing elsewhere in the 2025 Annual Report.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026, the end of the period covered by this Report. Based upon that evaluation, management concluded that, as of June 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
We are currently, and from time to time, we may be involved in litigation, government investigations, or other regulatory or legal proceedings relating to claims that arise out of our operations and business that cover a wide range of matters, including, but not limited to, securities litigation, intellectual property matters, commercial and contract disputes, insurance and property damage claims, labor and employment claims, personal injury claims, product liability claims, environmental claims, fire safety claims, and warranty claims. Currently, there are no claims or proceedings against us that we believe will have a material adverse effect on our business, financial condition, results of operations, or cash flows. However, the results of any current or future litigation, government investigations, or other regulatory or legal proceedings cannot be predicted with certainty, and regardless of the outcome, we may incur significant costs and experience a diversion of management resources as a result of claims, litigation, government investigations, and other regulatory or legal proceedings.
For a description of our material pending legal contingencies, please see “Note 14 - Commitments and Contingencies”, to the unaudited condensed consolidated financial statements included elsewhere in this Report.
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” of our 2025 Annual Report, other than as set forth below. You should carefully consider the risks described below and described in Part I, Item 1A. "Risk Factors" of our 2025 Annual Report along with our unaudited condensed consolidated financial statements and the related notes, as well as our other public filings with the SEC, before making an investment decision. Our business, financial condition, and results of operations could be materially and adversely affected by any of these risks or uncertainties.
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
We must continue to invest in long-term solutions that will enable us to anticipate customer needs and expectations, enhance the customer experience, act as a differentiator in the market, and protect against cybersecurity risks and threats. Despite implementation of reasonable security measures designed to prevent cybersecurity risks and threats, we are vulnerable to potential harm and damages from computer viruses, natural disasters, fire, power loss, telecommunications failures, personnel misconduct or theft, human error, unauthorized access, physical or electronic security breaches, cyber-attacks (including malicious and destructive code, misconfigurations, “bugs” or other vulnerabilities in commercial software that is integrated into our (or our suppliers’) IT systems, products, or services, social engineering attacks, phishing attacks, ransomware, and denial of service attacks), and other similar disruptions and incidents. Such harm, damages, attacks, security breaches or disruptions may be perpetrated by bad actors internally or externally (including computer hackers, persons involved with organized crime, or foreign state or foreign state-supported actors) and create risks that threaten the confidentiality, integrity, and availability for our (as well as our suppliers’ and our customers’) internal networks, IT infrastructure, operational technology, and other business systems and the data and information they store and process. Additionally, we are unable to comprehensively apply patches or confirm that measures are in place to mitigate all such vulnerabilities, or that patches will be applied before vulnerabilities are exploited by a threat actor. Cybersecurity threat actors employ a wide variety of methods and techniques that are constantly evolving, increasingly sophisticated, and difficult to detect and successfully defend against, including artificial intelligence that circumvent security controls, evade detection and remove forensic evidence. Geopolitical tensions or conflicts, such as Russia’s invasion of Ukraine, and heightened tensions in the Middle East, may further heighten the risk of cyber-attacks. We have experienced such cybersecurity incidents in the past, and any future incidents could expose us to claims, litigation, regulatory or other governmental investigations, administrative fines, and potential liability. Moreover, while we have implemented remedial measures in response to such incidents, we cannot guarantee that such measures will prevent all incidents in the future. Any system failure, accident, or security breach could result in disruptions to our operations. A material breach in the security of our IT systems and operational technology could include the theft of our trade secrets, customer information, human resources information, or other confidential data, including but not limited to personal information. Material breaches could also include denial of service attacks resulting in disruption to our or our supplier’s supply chain systems, or targeted attacks against the control plane of remotely serviced battery energy storage systems within our customers’ environments, resulting in operational disruption to energy storage or physical damage to batteries.
We and our third-party service providers experience varying degrees of cyberattacks and other security incidents. For example, in June and July 2026, we experienced a cybersecurity incident involving social engineering attacks targeting certain employees in which a threat actor obtained confidential information from certain of our corporate IT systems. We initiated our incident response protocols and notified law enforcement, and we are notifying customers whose confidential information was impacted. Based on our investigation to date, our operations were not affected, and we have not identified any impact to customer environments. Although this incident and prior incidents have not had a material effect on our business operations or financial performance, we cannot guarantee that future cyberattacks and cybersecurity incidents, if successful, will not have a material effect on our business or financial results. To the extent that any disruption or security breach results in the compromise of our products, the control plane of one or more of our serviced customer sites, or a loss or damage to our data, or an inadvertent disclosure of confidential, proprietary personal, or customer information, it could cause significant damage to our reputation, affect our relationships with our customers and strategic partners, lead to claims against us from governments and private plaintiffs (including class actions), and adversely affect our business.
In 2023, the SEC issued final rules related to cybersecurity risk management, strategy governance, and incident disclosure, which further increased our regulatory burden and the cost of compliance. In addition, many governments have enacted laws requiring companies to provide notice of cybersecurity incidents involving certain types of data, including personal information. For example, laws in all 50 U.S. states and in the EU and UK may require businesses to notify regulators and/or individuals whose personal information has been impacted as a result of a data breach or security incident. Complying with such numerous and complex regulations in the event of a data breach or security incident would be expensive and difficult, and failure to comply with these regulations could subject us to regulatory scrutiny and additional liability. These laws may be subject to alterations and revisions, and if we fail to comply with our obligations under such laws in the jurisdictions in which we operate, we could be subject to regulatory action and lawsuits (including class actions). We may also have other obligations, for example, under contracts, to notify customers or other counterparties of a security incident, including a data breach. Regardless of our contractual protections, if an actual or perceived cybersecurity breach of security measures, unauthorized access to our system or the systems of the third-party vendors that we rely upon, or any other cybersecurity threat occurs, we may incur liability, costs, or damages, contract termination, our reputation may be compromised, our ability to attract new customers could be negatively affected, and our business, financial condition, and results of operations could be materially and adversely affected. Any compromise of our security could also result in a violation of applicable domestic and foreign security, privacy or data protection, consumer protection, and other laws, regulatory or other governmental investigations, enforcement actions, and legal and financial exposure, including potential contractual liability. In addition, we may be required to incur significant costs to protect against and remediate damage caused by these disruptions or security breaches in the future. While we carry cyber insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on commercially reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of our equity securities during the quarter ended June 30, 2026 that were not otherwise disclosed in a Current Report on Form 8-K.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
(a)    Disclosure in lieu of reporting on a Current Report on Form 8-K
Item 5.02. Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.
Change in Title and Responsibilities for Officer
On August 3, 2026, the Company’s Board of Directors (the “Board”) approved a change in title and responsibilities for Mr. Peter Williams, from Senior Vice President and Chief Product and Supply Chain Officer, to Senior Vice President and Chief Product Officer, effective as of August 3, 2026 (the "Effective Date"). Simultaneously, the Board promoted Mr. Roman Loosen, who was formerly the Company's Senior Vice President and Chief Enterprise Operations Officer, to Senior Vice President and Supply Chain Officer, effective as of the Effective Date.
Director Resignation
On August 4, 2026, Ruth Gratzke notified the Board of her resignation from the Board and the Compensation and Human Resources Committee of the Board, in each case effective as of the close of business on August 16, 2026. Ms. Gratzke’s resignation did not result from any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.
(b)    None.
(c)     Director and Officer Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2026, no directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified, or terminated “Rule 10b5-1 trading arrangements” and/or “non-Rule 10b5-1 trading arrangements” (each as defined in Item 408 of Regulation S-K).

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

Fluence Energy, Inc.

Date: August 5, 2026	By:	/s/ Julian Nebreda
Julian Nebreda Chief Executive Officer and President (Principal Executive Officer)

Date: August 5, 2026	By:	/s/ Ahmed Pasha
Ahmed Pasha Senior Vice President and Chief Financial Officer (Principal Financial Officer)